Form 10-Q
period 1993-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-02-22
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1993        Commission file number 0-10175



                   POLICY MANAGEMENT SYSTEMS CORPORATION
           (Exact name of registrant as specified in its charter)




     South Carolina                          57-0723125
(State or other jurisdiction              (I.R.S. Employer
 of incorporation)                        Identification No.)


One PMS Center (P.O. Box Ten)
Blythewood, S.C. (Columbia, S.C.)           29016 (29202)
(Address of principal executive              (Zip Code)
  offices)


Registrant's telephone number, including area code (803) 735-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No   X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  22,637,021 Common shares, $.01 par value, as of February 8, 1994

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements

               Report of Independent Accountants...........              3

               Consolidated Statement of Operations for
                 the six months ended June 30, 1993........              4

               Consolidated Balance Sheets as of
                 June 30, 1993 and December 31, 1992.......              5

               Consolidated Statement of Changes in
                 Stockholders' Equity for the six months
                 ended June 30, 1993.......................              6

               Consolidated Statement of Cash Flows for
                 the six months ended June 30, 1993........              7

               Notes to Consolidated Financial Statements..              8

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................             24


PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings...........................             30

     Item 6.   Exhibits and Reports on Form 8-K............             30

Signatures.................................................             31

Exhibit Index..............................................             32

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Policy Management Systems Corporation

     We have audited the accompanying consolidated balance sheets of Policy Management Systems Corporation and subsidiaries as of June 30, 1993 and December 31, 1992, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As further discussed in Note 2 to the consolidated financial statements, management discovered certain errors in the Company's previously issued financial statements. Accordingly, the balance sheet as of December 31, 1992 has been restated to reflect the correction of these errors.

     In 1993 lawsuits were filed against the Company and certain of its present and former officers and directors alleging violation of securities laws as well as negligent misrepresentation. In addition, the Securities and Exchange Commission is conducting an investigation into possible violations of Federal securities laws. These issues are further discussed in Note 5 to the consolidated financial statements. Management cannot predict the ultimate impact of these actions, if any, on the consolidated financial statements. Accordingly, no provisions have been made in the consolidated financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Policy Management Systems Corporation and subsidiaries as of June 30, 1993 and December 31, 1992, and the results of their operations and their cash flows for the six months ended June 30, 1993 in conformity with generally accepted accounting principles.


Atlanta, Georgia                                          Coopers & Lybrand
February 21, 1994

                                  PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Six Months Ended
                                                     June 30, 1993
                                                      (In Thousands,
                                                    Except Per Share Data)

Revenues:
  Licensing.....................................        $ 42,955
  Services......................................         192,968
                                                         235,923

Costs and Expenses:
  Employee compensation and benefits............          84,255
  Computer and communications expenses..........          20,921
  Information services and
    data acquisition costs......................          62,019
  Other operating costs and expenses............          70,143
  Impairment and restructuring charges..........          80,733
                                                         318,071

Operating loss..................................         (82,148)

Investment income, net..........................           7,941

Loss before income tax benefit..................         (74,207)

Income tax benefit..............................          13,784


Net loss........................................        $(60,423)


Net loss per share..............................        $(  2.62)





See accompanying notes.

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                                          (As Restated)
                                                                               June 30,    December 31,
                                                                                 1993          1992
                                                                                    (In Thousands,
Assets                                                                             Except Share Data)
Current assets:
  Cash and equivalents.....................................................    $ 65,925    $ 31,959
  Marketable securities....................................................     117,634     206,562
  Receivables, net of allowance for uncollectible amounts
     of $2,697 ($1,630 at 1992)............................................      91,651      86,684
  Income tax receivable....................................................      17,982       2,891
  Deferred income taxes....................................................       6,757       8,083
  Other....................................................................       9,679       9,659
     Total current assets..................................................     309,628     345,838

Property and equipment.....................................................     142,313     131,696
Receivables................................................................       6,135      22,252
Intangibles................................................................      51,152     100,792
Capitalized software costs.................................................      96,710      99,414
Deferred income taxes......................................................      18,054       2,580
Other......................................................................       3,188       6,295
           Total assets....................................................    $627,180    $708,867

Liabilities
Current liabilities:
  Accounts payable and accrued expenses....................................    $ 39,591    $ 36,151
  Accrued restructuring and lease termination costs........................      10,596         -
  Accrued contract termination costs.......................................       6,177       5,030
  Current portion of long-term debt........................................       2,867       3,670
  Income taxes payable.....................................................          45         -
  Unearned revenues........................................................       8,747      11,361
  Other....................................................................       1,262       3,646
     Total current liabilities.............................................      69,285      59,858

Long-term debt.............................................................       5,981       6,001
Deferred income taxes......................................................      59,645      56,112
Accrued restructuring and lease termination costs..........................      19,100         -
Other......................................................................       1,864       7,820
     Total liabilities.....................................................     155,875     129,791

Commitments and contingencies (Note 5)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized.................         -           -
Common stock, $.01 par value, 75,000,000 shares authorized,
   22,589,792 shares issued and outstanding (23,524,197 at 1992)...........         226         235
Additional paid-in capital.................................................     260,870     307,906
Retained earnings..........................................................     212,343     272,766
Foreign currency translation adjustment....................................      (2,134)     (1,831)

     Total stockholders' equity............................................     471,305     579,076

        Total liabilities and stockholders' equity.........................    $627,180    $708,867


See accompanying notes.



                      POLICY MANAGEMENT SYSTEMS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                         Addi-              Foreign
                                                                         tional             Currency
                                                              Common     Paid-In  Retained  Translation
                                                              Stock      Capital  Earnings  Adjustment    Total
                                                                                   (In Thousands)
Balance, December 31, 1992, as previously reported.........    $235      $307,906 $267,709   $(1,831)   $574,019
Effect of restatement attributable to
    prior years............................................      -           -       5,057       -         5,057
Balance, December 31, 1992, as restated....................     235       307,906  272,766    (1,831)    579,076

Net loss...................................................      -           -     (60,423)      -       (60,423)
Stock options exercised (21,127 shares)....................      -          1,036     -          -         1,036
Repurchase of 970,668 shares of common stock...............      (9)      (48,651)    -          -       (48,660)
Issuance of stock to employee benefit plan (15,136 shares).      -            579     -          -           579
Foreign currency translation adjustment....................      -           -        -         (303)       (303)

Balance, June 30, 1993.....................................    $226      $260,870 $212,343   $(2,134)   $471,305



   See accompanying notes.



                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Six Months Ended
                                                              June 30, 1993
                                                              (In Thousands)
Operating Activities
  Net loss..........................................            $(60,423)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization...................              33,947
    Deferred income taxes...........................             (13,776)
    Gain on sale of marketable securities...........              (3,034)
    Provision for uncollectible accounts............               1,067
    Impairment charges..............................              54,890
  Changes in assets and liabilities:
    Restructuring charges...........................              25,843
    Receivables.....................................              10,048
    Income tax receivable...........................             (13,426)
    Accounts payable and accrued expenses...........               4,881
  Other, net........................................              (1,670)
       Cash provided by operations..................              38,347

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net..................................             230,849
  Purchases of marketable securities, net...........            (142,672)
  Acquisition of property and equipment.............             (32,923)
  Capitalized internal software development costs...             (11,544)
  Purchased software................................              (3,275)
  Proceeds from disposal of property and equipment..               8,935
  Business acquisition..............................              (2,840)
       Cash provided by investing activities........              46,530

Financing Activities
  Payments on long-term debt........................              (3,678)
  Issuance of common stock under stock
   option plans.....................................                 674
  Issuance of common stock to employee benefit plan.                 579
  Repurchase of outstanding common stock............             (48,660)
       Cash used for financing activities...........             (51,085)

Effect of exchange rate changes on cash.............                 174
Net increase in cash and equivalents................              33,966
Cash and equivalents at beginning of period.........              31,959
Cash and equivalents at end of period...............            $ 65,925

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition.............            $  2,987

Supplemental Information
  Interest paid.....................................                 381
  Income taxes paid.................................              11,688


 See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1993


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Segment Information
     The Company operates in one business segment, providing computer software systems and related automation and administration support and information services to the insurance industry. Approximately 90% of the Company's revenues are generated from products and services provided in the United States and no customer accounted for more than 10% of revenues during the six months ended June 30, 1993.

Revenue Recognition
  The Company's revenues are generated primarily by licensing to customers standardized insurance software systems and providing automation and administrative support and information services to the insurance industry.

  Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation. The monthly license charge provides access to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide any additions or modifications to the licensed systems, which the Company may deliver from time to time to licensees of those systems if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the MESA provision of the license agreement. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

  The Company provides professional support services, including systems implementation and integration assistance and consulting and educational services, which are available under services agreements and charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of service provided using the cost to cost method. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

  The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services through the Company's nationwide telecommunications network using the Company's database products. Outsourcing services are typically provided under contracts having terms from three to ten years. Revenue from substantially all outsourcing and information services are recognized at the time the service is performed.

Marketable Securities
     Interest bearing marketable securities are stated at amortized cost, which approximates market value. Current marketable equity securities are stated at the aggregate of lower of cost or market and a valuation allowance is provided for the excess, if any, of cost over market. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments. Marketable securities consist of the following:

                                           June 30,  December 31,
                                             1993         1992
                                               (In Thousands)

U.S. Government and Agency securities..    $  7,067     $  9,072
Municipal bonds and notes..............     110,379      197,115
Equity securities......................         188          375
    Total..............................    $117,634     $206,562

Market value...........................    $118,540     $208,334


     Investment securities with maturities of three months or less at time of acquisition are considered cash equivalents.

  Investment income is shown net of interest expense and other charges of $796,000 and includes a realized gain on marketable securities of $3,034,000 for the six months ended June 30, 1993. Gains or losses on marketable securities are determined on the specific identification method.

  Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities," (FAS 115) was issued in May 1993. FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. FAS 115 is effective for fiscal years beginning after December 15, 1993; accordingly, the Company will adopt provisions of FAS 115 on January 1, 1994. Adoption of FAS 115 is not anticipated to have a material impact on the financial statements taken as a whole.

Concentration of Credit Risk
  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents, marketable securities and trade receivables. The Company places its cash and cash equivalents and marketable securities with high credit quality entities and limits the amount of credit exposure with any one entity. In addition, the Company performs ongoing evaluations of the relative credit standing of these entities, which are considered in the Company's investment strategy.

  Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base across the insurance industry. The Company performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Property and Equipment
     Property and equipment, including certain equipment acquired under capital leases and support software acquired for internal use, are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Assets acquired under capital leases are amortized over the term of the related lease.

Goodwill and Other Acquired Intangible Assets
  Since 1983, the Company has completed 34 business acquisitions, all of which have been recorded using the purchase method of accounting. As part of the purchase accounting, specifically identifiable intangible assets and goodwill are recorded and amortized over their estimated economic life or period of future benefit. The lives established for these assets are a composite of many factors which are subject to constant change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, the Company regularly evaluates the continued appropriateness of these lives based upon the latest available economic factors and circumstances. Additionally, the Company regularly evaluates the full recoverability of all long-lived assets including specific intangible assets and goodwill based upon a comparison of discounted estimated future cash flows from the related operations with the then corresponding carrying values of those assets. A rate considered to be commensurate with the risk involved is used to discount the cash flows.

  For all years through December 31, 1992, the Company had amortized goodwill over an estimated useful life of 25 years. As a result of its most recent evaluation, the Company has revised its estimates of the period of future benefit for goodwill. Consequently, effective January 1, 1993, the Company began to amortize goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these new lives more appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives. The effect of this change in accounting estimate was to increase amortization expense by $1,940,000 ($.06 per share) during the six months ended June 30, 1993. Also as part of this evaluation, the net book value of intangible assets related to the Company's health insurance systems business of $45,740,000, most of which was goodwill, was written off during the six months ended June 30, 1993 (See Note 10).

  Following these adjustments, the Company's June 30, 1993 Consolidated Balance Sheet included goodwill with a cost of $42,578,000 at June 30, 1993 ($89,499,000 at December 31, 1992) and
other intangible assets consisting of customer lists, covenants not to compete and other purchased intangibles with an aggregate cost of $31,676,000 ($40,628,000 at December 31, 1992). These other intangibles are being amortized on a straight-line basis over their estimated period of benefit ranging from 5 to 10 years. Accumulated amortization related to intangibles was $23,102,000 at June 30, 1993 ($29,335,000 at December 31, 1992). Amortization charged to expense was $6,225,000 for the six months ended June 30, 1993.

Computer Software
     Certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $1,795,000 during the six months ended June 30, 1993.

  As part of the Company's restatement of its prior years' retained earnings (See Note 2), additional software costs amounting to $30,487,000 ($18,863,000 net of tax) were capitalized as of December 31, 1992. A detailed study of all software-related expenditures dating back to December 15, 1988 indicated significant misallocation and overexpensing of development costs related to systems for which technological feasibility had been achieved.
This error relating to under-capitalization of software development costs was due to certain weaknesses in the Company's then existing cost accounting and accumulation system which did not capture all appropriately capitalizable costs as defined in Statement of Financial Accounting Standards No. 86, " Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS
86). The additional capitalized costs include both elements of direct and indirect costs as described above and as required by FAS
86. All of the additional capitalized software costs are related to the Company's property and casualty business software systems. Additional development costs relating to the Company's internally developed Series III life systems were not capitalized because all the conditions of FAS 86 were not met. No significant software development costs were capitalized for the Company's health insurance business since any such costs would have been written off as part of the impairment and restructuring charges (See Note 10). The additional capitalized software costs are reflected in the restated balances below.

Capitalized software costs are as follows:

                                                    (As restated)
                                         June 30,    December 31,
                                           1993          1992
                                              (In Thousands)

Internally developed software........... $111,172       $ 99,628
Purchased software......................   28,386         41,014
                                          139,558        140,642

Less:  Accumulated amortization.........  (42,848)       (41,228)
Capitalized software costs.............. $ 96,710       $ 99,414


  For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an estimated useful life of four years. The Company's recent experience indicates that an estimated useful life of five years would more appropriately reflect the actual useful life of such software. Accordingly, commencing January 1, 1993, the Company began to amortize such software on a straight-line basis over five years. Amortization charged to expense was $10,772,000 for the six months ended June 30, 1993; as a result of the change in estimated life described above, amortization expense was $883,000 ($.02 per share) less than it would have been using the previous four year life.

  Purchased software in the amount of $9,150,000 (which is net of $9,151,000 of related amortization) was written-off as part of the Company's impairment and restructuring charges relating to its health business (See Note 10). Also $1,368,000 relating to the nonrecoverability of certain deferred life insurance systems development costs was written-off for the six months ended June 30, 1993; this amount is also included in other operating costs and expenses in the accompanying Consolidated Statement of Operations.

Income Taxes
     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets and certain software development costs and revenues.

  Research and experimentation tax credits are recognized as reductions in the income tax provision in the year in which they became available.

Net Income Per Share
     Net income per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are common stock equivalents, but are excluded from the computation of net income per share since their dilutive effect is not material.

     The weighted average number of shares used in computing the net income per share amount for the six months ended June 30, 1993 is 23,098,045.

Foreign Currency Translation
     The local currencies of the Company's foreign subsidiaries have been determined to be the functional currencies. Assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.




NOTE 2.  RESTATEMENT OF PRIOR YEARS' RESULTS OF OPERATIONS

  In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report.

  The Company is in the process of determining the specific prior period or periods affected by the adjustments. Once determined, the Company intends to restate the financial statements for such periods. The components, net of related tax effects, of the cumulative adjustment to retained earnings as of December 31, 1992 are as follows:

                                             Increase (Decrease)
                                             to Retained Earnings
                                                (In Thousands)

  Elimination of revenue related to
    a contingent contract that
    was cancelled...........................       $  (820)
  Deferral of revenues due to changes
    in timing of revenue recognition........        (8,408)
  Reduction of expenses due to
    capitalization of certain software
    costs (See Note 1)......................        18,863
  Recognition of expenses due to changes
    in timing of expense accrual............        (1,622)
  Reserve for losses on certain
    services contracts......................        (5,536)
  Reduction of current income tax
    liability due to previously
    unrecorded tax credits..................         2,580
  Cumulative retained earnings
    adjustment as of December 31, 1992......       $ 5,057

  Deferral of revenues due to changes in timing of revenue recognition includes situations where (i) there were errors in accounting for contracts under the percentage of completion method;
(ii) there were delays in receiving signed contracts beyond December 31, 1992; (iii) customers prepaid or were billed for services performed in subsequent periods or where refunds or provisions for credit were contractually required and (iv) the Company had future delivery obligations under certain contracts.



NOTE 3.  ACQUISITION

  On June 21, 1993, the Company announced it had reached agreement to acquire the outstanding common stock of CYBERTEK Corporation, a leading provider of software and services to the life insurance industry. The acquisition was completed on August 24, 1993 for an aggregate consideration of $59,727,000 in cash.
The purchase price was $38,456,000 in excess of the historical book value of CYBERTEK. The Company is currently in the process of evaluating the fair value of the assets acquired in order to allocate the purchase price to the specific tangible and intangible assets. Sales and net income of CYBERTEK for its fiscal year ended March 31, 1993 were $30,720,000 and $3,059,000, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT


     A summary of property and equipment is as follows:

                                              Estimated         June 30,     December 31,
                                              Useful Life         1993           1992
                                                (Years)             (In Thousands)
Cost:
 Land......................................       -            $  2,557       $  2,557
 Buildings and improvements................     10-40            58,468         41,820
 Construction in progress..................       -                 618         15,721
 Leasehold improvements....................      1-10             3,308          3,351
 Office furniture, fixtures and equipment..      5-15            34,547         30,370
 Data processing and communications
   equipment and support software.........       2-5            128,141        116,135

 Other.....................................      3-5              3,866          5,472

                                                                231,505        215,426
Less: Accumulated depreciation
   and amortization........................                     (89,192)       (83,730)

Property and equipment.....................                    $142,313       $131,696



     Land includes 145 acres on which the Company's Columbia, South Carolina, corporate headquarters are located. In mid-1991, the Company began construction of a 176,000 square foot addition to its corporate headquarters which was completed in early 1993 at a total cost of $16,200,000.

  Depreciation and amortization charged to expense was $13,239,000 for the six months ended June 30, 1993.




NOTE 5.  COMMITMENTS AND CONTINGENCIES

Commitments

     The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $3,804,000 for the six months ended June 30, 1993. Amounts of $7,751,000 for lease termination costs and $12,227,000 for lease abandonment charges are included in the impairment and restructuring charges in the accompanying statement of operations (See Note 10).

     The Company leases certain data processing and related equipment primarily under operating leases expiring through 1995. Rent expense under operating leases for such equipment was $1,800,000 for the six months ended June 30, 1993. Future minimum lease obligations under noncancelable operating leases are stated below and include a lease termination payment in 1994 amounting to $7,751,000 and payments over 10 years aggregating $18,500,000 related to a leasehold planned for future abandonment (See Note
10):
                                        Facilities
Twelve Months Ending June 30,         (In Thousands)
  1994............................        $15,203
  1995............................          5,013
  1996............................          4,390
  1997............................          3,502
  1998............................          3,109
  Thereafter......................         13,104

Total.............................        $44,321


Contingencies

  In April 1993, litigation was commenced against the Company and certain of its present and former officers and directors in the United States District Court for the District of South Carolina, Columbia Division. In the litigation, which purports to be a class action on behalf of purchasers of the Company's common stock between March 18, 1992 and July 18, 1993, the plaintiffs allege that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information regarding, among other things, its business and prospects in violation of the Federal securities laws, the South Carolina Code and common law. The Company believes it has meritorious defenses to the claims and is vigorously defending the litigation. The Company is unable to predict the outcome or the potential financial impact, if any, of this litigation.

  In June 1993, the Securities and Exchange Commission (SEC) commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The Company is cooperating with the SEC in connection with the investigation.

NOTE 6.  LONG-TERM DEBT

     Long-term debt is as follows:

                                           June 30,   December 31,
                                            1993        1992
                                               (In Thousands)
Notes payable, due through February 2015,
  interest at 4.51% to 9.00%.............  $ 8,848      $ 9,671

Less: Current portion....................   (2,867)      (3,670)

Long-term debt...........................  $ 5,981      $ 6,001



NOTE 7.  INCOME TAXES

    A reconciliation of the difference between the actual income tax benefit and the expected benefit, computed using the applicable statutory rate of 34% for the six months ended June 30, 1993, is as follows (in thousands):

Income tax benefit computed at statutory rate..         $(25,230)
Increase (decrease) in taxes due to:
  Goodwill.......................................         13,667
  Nontaxable investment income...................         (1,379)
  State and local income taxes, net of federal
    tax effect...................................         (1,546)
  Other..........................................            704

Actual income tax benefit........................       $(13,784)

Effective income tax benefit rate................           18.6%

    An analysis of the income tax benefit for the six months ended June 30, 1993, is as follows (in thousands):

Current taxes....................................       $     (8)
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization of property,
      equipment and intangibles..................         (3,536)
    Capitalized internal software development
      costs......................................          2,578
    Restructuring of operations..................        (12,990)
    Other........................................            172
                                                         (13,776)

    Total income tax benefit.....................       $(13,784)

    An analysis of the net deferred income tax liability is as follows:
                                                        June 30,  December 31,
                                                          1993        1992
                                                          (In Thousands)

Current deferred assets............................     $ 6,757    $ 8,083

Long term deferred assets:
  Restructuring of operations......................      12,990       -
  State tax credits................................       5,064      2,580
  Long term deferred assets........................      18,054      2,580
    Total deferred assets..........................     $24,811    $10,663

Long term deferred liabilities:
  Depreciation and amortization of property,
    equipment and intangibles......................     $19,196    $23,726
  Capitalized internal software development costs..      30,635     28,073
  Other............................................       9,814      4,313
    Total deferred liabilities.....................     $59,645    $56,112


  On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 was signed into law. This Act increased the highest marginal federal income tax rate from 34 percent to 35 percent. Under the provisions of FAS 109, deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates. Furthermore, the effect should be included in the income tax provision for the reporting period that includes the enactment date. The enactment date of this legislation was subsequent to June 30, 1993; therefore, the effect of the rate change is not included in the income tax benefit for the six months ended June 30, 1993. Had the effect through June 30, 1993 been included, the net loss would have been higher by $711,000.

     In 1992, the Internal Revenue Service completed an examination of the Company's consolidated federal income tax returns for the years 1985 through 1988 and has proposed certain adjustments to income and credits that result in proposed tax deficiencies in the amount of $17,785,000 for those years. The Company believes that its judgment in the areas for which adjustments have been proposed has been appropriate and is contesting the proposed adjustments. The Company believes that adequate amounts of federal income taxes are provided in the consolidated financial statements.

NOTE 8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
     Eligible employees of the Company are covered under the Company's profit sharing retirement plan. The Company's contribution to the plan is determined by the Board of Directors of the Company. Employees make no contributions to this plan. The Company made a contribution of $800,000 in early 1993 for the plan year 1992.

Retirement Savings Plan
     The Company offers a 401(k) retirement savings plan for eligible employees. Participants can elect to have up to 6% of their salary withheld for investment in the program and the Company will make a matching contribution of $.50 for each $1.00 of employee participation. Participants may also make limited additional contributions which are not subject to matching contributions by the Company. Participants have several options as to how their contributions may be invested, but through October 1993, all matching contributions had been invested in common stock of the Company. Company contributions made after October 1993 were, and continue to be invested in a government money market fund, except as participants may otherwise redirect such Company contributions previously made. Except in certain instances, participant contributions are made from pre-tax wages. The Company's contribution on behalf of participating employees was $1,036,000 for the six months ended June 30, 1993.

Stock Option Plans
  The Company has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company. In 1992, options were granted under the 1989 Stock Option Plan to eligible employees and members of the Board of Directors, subject to approval by the Company's stockholders of an amendment to increase the number of shares available for grant under that plan. In January 1993, options were also granted under the Company's 1993 Long-term Incentive Plan for eligible executives, subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders in April, 1993, the amendment to the 1989 Stock Option Plan and the 1993 Long-Term Incentive Plan for Executives were approved.

  Option activity under all of the stock option plans is summarized as follows:

                                       Six Months Ended
                                         June 30, 1993

Shares under option at beginning of
   year..............................     1,202,856
Granted..............................       592,500
Exercised............................       (21,127)
Forfeited............................       (19,339)
Shares under option at end of year...     1,754,890


Shares under option exercisable
   at end of period..................       421,538

Shares available for future grant....     1,173,478

     Shares under option exercisable at January 1, 1993 were 443,297. The exercise price of options exercised under plans other than under the 1993 Long-Term Incentive Plan for Executives during the six month period ended June 30, 1993 were $15.13 to $49.63 and the exercise prices of shares under option at June 30, 1993, other than under the 1993 Long-Term Incentive Plan for Executives, were $15.13 to $69.38.

     All options granted under plans other than under the 1993 Long-Term Incentive Plan for Executives have exercise prices at 100% of market value at date of grant and are exercisable at the rate of 33 1/3% per year (cumulative) beginning one year from date of grant.

  Options granted in 1993 under the 1993 Long-Term Incentive Plan for Executives have been granted at 105% of market value at the date of grant; all these options have an exercise price of $81.90. (For individuals who later may be selected to participate in the 1993 Long-Term Incentive Plan for Executives, said percentage is based on the year the individual is selected as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996 - 102%; 1997 - 101%; and 1998 - 100%.) Options
granted under the plan in 1993 become exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who later may be selected to participate in the plan, the number of options granted and what percentage become exercisable on the above dates are determined according to formulas described in the plan.

NOTE 9.  CERTAIN TRANSACTIONS

  In August 1989, International Business Machines Corporation ("IBM") acquired directly from the Company a 19.8% interest in the Company's outstanding voting stock for $116,775,000 representing 3,797,561 shares. IBM is entitled to increase its ownership interest up to a maximum of 30% by purchasing the Company's common stock in the open market. IBM's ownership interest was 16.8% at June 30, 1993, representing the original 3,797,561 shares acquired.

  Certain officers of the Company participated in the Company's long-term incentive plan for executives, which began January 1, 1987 and ended December 31, 1992. The plan provided for the payment of pre-established bonuses, payable either in cash, common stock of the Company or a combination thereof, if certain earnings per share performance goals were reached by the Company during the six-year life of the plan. Bonuses earned under this plan for the final two-year period ended December 31, 1992, were paid in 1993, in a combination of $5,410,000 in cash and 45,348 shares of common stock.

  On April 7 and 8, 1993, the Company repurchased, on the open market, all of the 970,668 shares of the Company's common stock authorized under a previously approved stock repurchase program for a total consideration of $48,660,000.


NOTE 10.    IMPAIRMENT AND RESTRUCTURING CHARGES

  During the first half of 1993, the Company experienced markedly decreased revenues from its health business unit. Near the end of the second quarter of 1993, the Company projected that its annual health business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $30,000,000 for all of 1993, and that trend of decline would continue into 1994.
To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health insurance systems business of proposed health care legislation, rapidly evolving and significant changes in the relationship of health care providers and insurers and the resultant changes in health insurers' software and service needs.

  After meetings with its financial advisors, health care professionals and customers, the Company determined that it did not currently have many of the systems to respond to the most likely future initiatives in the health care insurance industry and that the Company's existing health products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses led to the conclusion that the current carrying value of the assets of the health business unit, principally intangibles, was not fully recoverable through sale or continuing operations. Accordingly, the Company has recorded an impairment charge of $54,890,000 for the six months ended June 30, 1993 to reduce the carrying value of certain long-lived identifiable intangible assets ($6,320,000 - customer lists, covenants not to compete and assembled workforce), acquired software ($9,150,000) and goodwill ($39,420,000) related to its health business.

  The Company applied its methodology for determining impairment of intangibles (see Note 1) by discounting the expected future cash flows from this business. In this case, the present value of the expected cash flows was determined using a discount rate of 17% which the Company considers to be commensurate with the risk involved. This rate was determined using the Capital Asset Pricing Model which reflects the return the Company should achieve on its investments. An additional risk premium was included in the rate to recognize the uncertainty associated with the health care insurance business.

  Additionally, as a result of the impairment of its health business, the Company decided to restructure this business and is taking a restructuring charge of $25,189,000 as of June 30, 1993. Costs to restructure the health business are composed of $5,211,000 associated with employee severance and outplacement, and $19,978,000 related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities. The Company also recorded other pre-tax restructuring charges of $655,000. It is anticipated that these restructurings will be completed during 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  DUE TO THE UNAVAILABILITY OF FINANCIAL INFORMATION FOR THE SIX
MONTHS ENDED JUNE 30, 1992, THE COMPANY IS CURRENTLY UNABLE TO
COMPARE THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1993 WITH THE PRIOR PERIOD.

Liquidity and Capital Resources
  During the six months ended June 30, 1993, the Company generated cash flow from operations of $38,347,000, $46,530,000 provided by investing activities and $51,085,000 used for financing activities. Cash and equivalents and marketable securities aggregated $183,559,000 at June 30, 1993 as compared to $238,521,000 at December 31, 1992, a net decrease of $54,962,000.
The principal factor affecting such net decrease was the repurchase in April 1993 of 970,668 shares of the Company's common stock for total consideration of $48,660,000. Other significant expenditures during the period included: acquisition of data processing and communications equipment, support software and office furniture and equipment ($30,233,000); business and software product acquisitions, including debt and contingency payments relating to past business acquisitions ($9,843,000); and completion of construction of additional office and dining facilities at the Company's corporate headquarters ($1,472,000).

  Significant expenditures anticipated for the remainder of 1993, excluding business acquisitions, are as follows: acquisition of data processing and communications equipment, support software and office furniture, fixtures and equipment ($5,500,000); and completion of construction of additional dining facilities at the Company's corporate headquarters ($1,500,000). The Company is also anticipating that it will expend approximately $12,000,000 of capitalizable costs relating to the internal development of its property and casualty software systems and approximately $1,300,000 on the purchase of software for resale, during the remainder of 1993.

  In August 1993, the Company completed its previously announced acquisition of CYBERTEK Corporation for total cash consideration of $59,727,000. As a result of acquiring CYBERTEK's broad based life insurance software systems, the Company discontinued further development of certain of its Series III Life Systems for which $1,368,000 was written-off for the six months ended June 30, 1993. The Company is currently enhancing and integrating the business functions of CYBERTEK products with certain of the Company's Series III cross industry applications and its Integrated Application Platform architecture. The Company expects this effort to continue through 1996 with the anticipated initial release of the integrated applications being made generally available in late 1994 or early 1995 with subsequent releases to follow. Total expenditures related to this effort are expected to approximate $34,000,000, of which $1,300,000 and $8,500,000 are anticipated for the remainder of 1993 and for all of 1994, respectively. The Company expects to generate savings through the closing of CYBERTEK's data center operations and other cost reductions.

  Due to the write-down of certain identifiable intangible assets and goodwill related to an impairment of its health business, resulting in a non-cash charge of $54,890,000, the Company decided to restructure this business and take a restructuring charge of $25,189,000 as of June 30, 1993. This charge was recognized as a loss on the planned future abandonment of certain leased office facilities and employee severance and outplacement cost (See Note 10 of Notes to Consolidated Financial Statements). Cash outlays with respect to the restructuring charges are expected to be approximately $1,490,000 during the six months ended December 31, 1993, approximately $16,241,000 during 1994, and approximately $7,458,000 in future years.

  The Company completed, or intends to complete, the expenditures referred to above, including the repurchase of its shares and the acquisition for cash of CYBERTEK Corporation, without incurring any indebtedness. The Company believes that cash and equivalents and investment reserves at June 30, 1993 together with future cash flow from operations will be sufficient to satisfy presently anticipated operating and capital resource needs.

Results of Operations
  Consolidated revenues for the six months ended June 30, 1993 were adversely affected by lower than planned revenues from its health business. Near the end of the second quarter of 1993, the Company projected that its annual health insurance systems business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $30,000,000 for all of 1993. The Company's original forecast for 1993 health insurance systems annual revenues was approximately $78,000,000. To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health business of proposed health care legislation, rapidly evolving and significant changes in the relationship of health care providers and insurers and the resultant changes in health insurers' software and service needs.

  As a result of its evaluation, the Company determined that many of its systems and automation support services were principally designed for and suited to the traditional indemnity group health insurance plans. Near the end of the second quarter of 1993, it was becoming clear that significant restructuring of the country's health care system would occur, whether by government action or economic circumstances, and consequently, insurers would be unwilling to make commitments for any significant new systems until the uncertainty regarding the ultimate outcome of reform was
resolved.   Furthermore, it seemed most likely that traditional
indemnity plans would not meet the future needs of most employers and their insurers after such changes.

  After meetings in the second quarter and early third quarter with its financial advisors, health care professionals and customers, the Company determined that it did not currently have many of the systems to respond to the current and most likely future initiatives in the health care insurance industry and that most of the Company's existing health products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses in its health business led the Company to the conclusion that the current carrying value of certain assets of the health business unit, principally intangible, was not fully recoverable through sale or continuing operations.

  As a consequence of these factors, the Company recorded special impairment and restructuring charges to reduce the carrying value of certain long-lived identifiable intangible assets and goodwill and to recognize as a loss the planned future abandonment of certain facilities and employee severance and outplacement costs (See Note 10 of Notes to Consolidated Financial Statements). As part of the Company's non-cash impairment charges, acquired software amounting to $9,150,000 was written-off. Principal products written-off include: (1) a claims administration and payment system; (2) an administrative system for membership, billing, collections and receivables; and (3) a provider administrative and reimbursement system. The reduction in annual amortization related to these software systems is approximately $2,551,000. Additionally, the Company recorded other non-cash impairment charges to write-off the carrying value of certain other identifiable intangibles ($6,320,000) and goodwill ($39,420,000) which will result in future amortization reductions of approximately $3,796,000 on an annual basis. The Company, however, will continue to invest in the internal development of its Series III/Health client/server based systems for managed care applications.

  The Company, as part of its restructuring charges, decided to downsize its health staff from 437 at June 30, 1993 to approximately 388 by the end of 1993, with additional reductions in staff taking place during 1994. This reduction is estimated to reduce compensation and other benefits cost by approximately $17,500,000 on an annual basis. The health business is expected to continue to generate operating losses for the remainder of 1993 and move towards break-even in early 1994.

  Additionally, as previously reported, the Company recorded charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices.
These charges totaled $18,100,000 (after tax $11,200,000) for the six months ended June 30, 1993.

  Effective January 1, 1993, the Company revised its estimate of the period of future benefit for goodwill and certain other acquired intangible assets. The effect of this change in accounting estimate was to increase amortization expense by $1,940,000 ($.06 per share) during the six months ended June 30, 1993. Commencing January 1, 1993, the Company revised the period over which it will amortize its internally developed software. The effect of this change in estimated life was to decrease amortization expense by $883,000 ($.02 per share) during the six months ended June 30, 1993 . (See Note 1 of Notes to Consolidated Financial Statements.)

  Revenues from total policy management outsourcing services were adversely affected by the previously announced wind-down of the New Jersey Market Transition Facility (MTF) project. Prior to the wind-down of the MTF, annual revenues in 1992 were approximately $68,380,000. The Company expects such revenues to be no more than $19,730,000 for 1993 as the project continues to wind-down, of which $15,133,000 were recorded during the six months ended June 30, 1993. However, as a result of an increased role in servicing the Florida residual markets and additional new contracts with insurance companies and other residual markets, the Company should start to replace revenues, lost from the New Jersey MTF project, during the first half of 1994. Margins, however, will be reduced during the early phases of these contracts due to start-up costs.

  Although new business had slowed down, the Company, in December 1993, signed one of the largest outsourcing agreements in its history. The Company contracted to provide data processing services for Vital Forsikring A.S., a life insurance company in Bergen, Norway, which is expected to generate revenues of approximately $150 million over the seven-year term of the agreement. Additionally, the Company, during the last half of 1993, entered into several significant contracts with property and casualty and life insurance companies for software licensing and related implementation and consulting services.

  The Company typically realizes a lower gross margin from information services than from software products and related services.

  In January 1994, the Company announced that it had formed a strategic alliance with NCR Corporation (AT&T/NCR), an AT&T subsidiary, to market jointly the Company's Series III applications business solution worldwide on NCR's UNIX-based platforms. In addition, AT&T/NCR committed to support the marketing of the Series III software and to fund the conversion of the Series III host-associated software to the UNIX-based platform. The agreement is initially focused in the property and casualty sector of the insurance industry.

  Overall, total revenues for the Company are expected to decline for the remainder of 1993 as a result of the impairment of the Company's health care business, as previously described, the winding-down of the New Jersey MTF project discussed above, and the uncertainty created by the delay in the Company's periodic financial reports.

  Investment income, net of investment expense, for the six-month period ended June 30, 1993 was $7,941,000 which included a realized gain on sale of marketable equity securities of $3,034,000.

  The effective income tax benefit rate (income taxes expressed as a percentage of pre-tax income) was (18.6)% for the six months ended June 30, 1993. The foregoing effective income tax benefit rate does not include the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Revenue Reconciliation Act of 1993. Since the enactment date (August 10, 1993) was subsequent to June 30, 1993, the effect of the rate change will be reflected in the results of operations for the period ended September 30, 1993. The effective tax benefit rate would have been significantly higher (37%) were it not for the write off of goodwill ($39,420,000) related to the impairment of the Company's health insurance systems business (See Note 10 of Notes to Consolidated Financial Statements).

Seasonality and Inflation
  The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income vary at times. This is attributable principally to the timing of customers entering into license agreements with the Company and fluctuations in the amount of certain information services used by customers, principally during holiday seasons and periods of severe weather. The Company is unable to control the timing of these decisions or fluctuations. In order to minimize the impact of these decisions or fluctuations, the Company's long-term business strategy is to emphasize stability of revenues by building a larger base of recurring systems licensing and services revenues.

  Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for the Company's products and services, the Company attempts to recover increases in costs by periodically increasing prices. Additionally, virtually all of the Company's license agreements and long-term services agreements provide for annual increases in charges. License agreements generally provide for increases in monthly license charges based upon changes in the consumer price index and customer premium volume. Long-term services agreements generally provide for annual increases based on the percentage change in the consumer price index.

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Items 2, 3, 4, and 5 are not applicable

Item 1.     Legal Proceedings

       See Note 5, "Commitments and Contingencies" of Notes to the Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K.

Exhibits

  There are no exhibits required to be filed with this Quarterly
Report on Form 10-Q.

Reports on Form 8-K

  The Company filed a report on Form 8-K, dated January 19, 1993 under Item 4. Changes in Registrant's Certifying Accountant, relating to the change in the Company's principal independent auditor.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  February 22, 1994        By:  Timothy V. Williams
                                     Executive Vice President
                                     (Chief Financial Officer)




 31