Form 10-Q
period 1993-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-04-07
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1993    Commission file number 0-10175



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

  22,637,021 Common shares, $.01 par value, as of March 11, 1994

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements

               Consolidated Statements of Operations for
                 the nine and three months ended
                 September 30, 1993..........................            3

               Consolidated Balance Sheets as of
                 September 30, 1993 and December 31, 1992....            4

               Consolidated Statement of Cash Flows for
                 the nine months ended
                 September 30, 1993..........................            5

               Notes to Consolidated Financial Statements....            6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................. 11


PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings.............................           17

     Item 6.   Exhibits and Reports on Form 8-K..............           17

Signatures...................................................           18

Exhibit Index................................................           19

                                  PART I
                           FINANCIAL INFORMATION


                   POLICY MANAGEMENT SYSTEMS CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
                                (Unaudited)


                                         Nine Months Ended    Three Months Ended
                                         September 30, 1993   September 30, 1993
                                                      (In Thousands,
                                                  Except Per Share Data)
Revenues:
  Licensing...............................    $ 58,621             $ 15,666
  Services................................     286,187               93,219
                                               344,808              108,885

Costs and Expenses:
  Employee compensation and benefits......     126,293               42,038
  Computer and communications expense.....      31,016               10,095
  Information services and data
    acquisition costs.....................      96,300               34,281
  Other operating costs and expenses......      91,862               21,719
  Impairment and restructuring charges....      80,733                 -
                                               426,204              108,133

Operating income (loss)...................     (81,396)                 752

Investment income, net....................       9,274                1,333

Income (loss) before income
  taxes (benefit).........................     (72,122)               2,085

Income taxes (benefit)....................     (12,045)               1,739

Net income (loss).........................    $(60,077)            $    346


Net income (loss) per share...............    $(  2.62)            $    .02


Weighted average number of shares.........      22,933               22,604


See accompanying notes.




                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)       (Audited)
                                                                             September 30,    December 31,
                                                                                1993             1992
                                                                                      (In Thousands,
                                                                                    Except Share Data)
Assets
Current assets:
  Cash and equivalents.....................................................    $ 31,292        $  31,959
  Marketable securities....................................................     123,124          206,562
  Receivables, net of allowance for uncollectible amounts
     of $1,597 ($1,630 at 1992)............................................      90,119           86,684
  Income tax receivable....................................................      10,232            2,891
  Deferred income taxes....................................................       6,742            8,083
  Other....................................................................      10,551            9,659
     Total current assets..................................................     272,060          345,838

Property and equipment, at cost less accumulated depreciation
     and amortization of $95,412 ($83,730 at 1992).........................     139,217          131,696
Receivables................................................................       5,257           22,252
Goodwill and other intangible assets.......................................      87,650          100,792
Capitalized software costs.................................................     110,697           99,414
Deferred income taxes......................................................      10,836            2,580
Other......................................................................       3,128            6,295
     Total assets..........................................................    $628,845         $708,867

Liabilities
Current liabilities:
  Accounts payable and accrued expenses....................................    $ 44,899         $ 36,151
  Accrued restructuring and lease termination costs........................      10,090             -
  Accrued contract termination costs.......................................       5,380            5,030
  Current portion of long-term debt........................................       4,515            3,670
  Income taxes payable.....................................................       1,693             -
  Unearned revenues........................................................      11,763           11,361
  Other....................................................................       1,161            3,646
     Total current liabilities.............................................      79,501           59,858

Long-term debt.............................................................       5,496            6,001
Deferred income taxes......................................................      49,730           56,112
Accrued restructuring and lease termination costs..........................      19,417             -
Other......................................................................       2,521            7,820
     Total liabilities.....................................................     156,665          129,791

Commitments and contingencies (Note 5)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized.................         -               -
Common stock, $.01 par value, 75,000,000 shares authorized,
   22,617,353 shares issued and outstanding (23,524,197 at 1992)...........         226              235
Additional paid-in capital.................................................     261,635          307,906
Retained earnings..........................................................     212,689          272,766
Foreign currency translation adjustment....................................      (2,370)          (1,831)

     Total stockholders' equity............................................     472,180          579,076

        Total liabilities and stockholders' equity.........................    $628,845         $708,867


See accompanying notes.



                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                            Nine Months Ended
                                                            September 30, 1993
                                                             (In Thousands)

Operating Activities
  Net loss..........................................            $(60,077)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization...................              47,214
    Deferred income taxes...........................             (20,763)
    Gain on sale of marketable securities...........              (3,053)
    Provision for uncollectible accounts............               1,500
    Impairment charges..............................              54,890
  Changes in assets and liabilities:
    Restructuring charges...........................              25,843
    Receivables.....................................              21,344
    Income tax receivable...........................              (7,341)
    Accounts payable and accrued expenses...........               1,822
    Income taxes payable............................               3,009
  Other, net........................................              (3,848)
       Cash provided by operations..................              60,540

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net..................................             364,443
  Purchases of marketable securities, net...........            (269,112)
  Acquisition of property and equipment.............             (35,242)
  Capitalized internal software development costs...             (17,591)
  Purchased software................................              (3,928)
  Proceeds from disposal of property and equipment..               9,123
  Business acquisitions.............................             (59,097)
       Cash used for investing activities...........             (11,404)

Financing Activities
  Payments on long-term debt........................              (3,680)
  Issuance of common stock under stock
   option plans.....................................                 690
  Issuance of common stock to employee benefit plan.               1,328
  Repurchase of outstanding common stock............             (48,660)
       Cash used for financing activities...........             (50,322)

Effect of exchange rate changes on cash.............                 519
Net increase in cash and equivalents................                (667)
Cash and equivalents at beginning of period.........              31,959
Cash and equivalents at end of period...............            $ 31,292

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition.............            $  4,187

Supplemental Information
  Interest paid.....................................               1,037
  Income taxes paid.................................              12,158


 See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1993
                                (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

     The financial information included in Part I, Item 1 consists of an unaudited consolidated balance sheet as of September 30, 1993, an audited consolidated balance sheet as of December 31, 1992, unaudited consolidated statement of operations for the three months and nine months ended September 30, 1993 and an unaudited consolidated statement of cash flows for the nine months ended September 30, 1993. Comparable unaudited statements of operations and of cash flows for the periods ended September 30, 1992 are currently unavailable and therefore are not included herein. The unaudited information reflects all adjustments which, in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows as of and for the periods ended September 30, 1993, with the exception of the items described in Note 4, since adjustments are considered to be normal and recurring. Further, all material intercompany balances and transactions have been eliminated.


NOTE 2.  ACQUISITION

     On August 24, 1993, the Company consummated the acquisition of all of the outstanding stock of CYBERTEK Corporation ("CYBERTEK") of Dallas, Texas for an aggregate consideration of $59,727,000 in cash. CYBERTEK has over 20 years of experience in serving the data processing needs of the life insurance industry by designing and delivering a combination of data processing services, consulting services and software.

     The acquisition has been recorded using the purchase method of accounting. Accordingly, the unaudited consolidated statements of operations of the Company for the three months and nine months ended September 30, 1993 include the results of operations of CYBERTEK only from the date of acquisition. The cost of acquisition was determined, and assigned to assets acquired, as follows:
                                            (In Thousands)
     Total consideration paid.................  $58,152
     Direct costs of acquisition..............    1,575
     Total cost to be assigned to net
       assets acquired........................   59,727
     Add - Liabilities assumed................   13,876
     Less - Cost assigned to tangible and
       identifiable intangible assets
       acquired (including $10,623
       purchased software cost)...............   47,338
     Cost assigned to goodwill................  $26,265

NOTE 3.  CONTINGENCIES

     In April 1993, litigation was commenced against the Company and certain of its present and former officers and directors in the United States District Court for the District of South Carolina, Columbia Division. In the litigation, which purports to be a class action on behalf of purchasers of the Company's common stock between March 18, 1992 and July 8, 1993, the plaintiffs allege that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information regarding, among other things, its business and prospects in violation of the Federal securities laws, the South Carolina Code and common law. The Company believes it has meritorious defenses to the claims and is vigorously defending the litigation. The plaintiffs seek unspecified compensatory damages, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation.

     In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with the SEC in connection with the investigation.


NOTE 4.   IMPAIRMENT & RESTRUCTURING CHARGES

     During the first half of 1993, the Company experienced markedly decreased revenues from its health insurance services business unit. Near the end of the second quarter of 1993, the Company projected that its annual health insurance services business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $30,000,000 for all of 1993, and that trend of decline would continue into 1994. To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health insurance services business of proposed health care legislation, rapidly evolving and significant changes in the relationship of health care providers and insurers and the resultant changes in health insurers' software and service needs.

     After meetings with its financial advisors, health care professionals and customers, the Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry and that many of the Company's existing health products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses led to the conclusion that the current carrying value of the assets of the health business unit, principally intangibles, was not fully recoverable through sale or continuing operations. Accordingly, the Company recorded an impairment charge of $54,890,000 at June 30, 1993 to reduce the carrying value of certain long-lived identifiable intangible assets ($6,320,000 - customer lists, covenants not to compete and assembled workforce), acquired software ($9,150,000) and goodwill ($39,420,000) related to its health insurance services business.

     The Company applied its methodology for determining impairment of intangibles by discounting the expected future cash flows from this business. In this case, the present value of the expected cash flows was determined using a discount rate of 17% which the Company considers to be commensurate with the risk involved. This rate was determined using the Capital Asset Pricing Model which reflects the return the Company should achieve on its investments. An additional risk premium was included in the rate to recognize the uncertainty associated with the health insurance services business.

     Additionally, as a result of the impairment of its health insurance services business, the Company decided to restructure this business and recorded a restructuring charge of $25,189,000 at June 30, 1993. Costs to restructure the health business are composed of $5,211,000 associated with employee severance and outplacement, and $19,978,000 related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities. The Company also recorded other pre-tax restructuring charges of $655,000 at June 30, 1993. It is anticipated that these restructurings will be completed during 1994.


NOTE 5.   CHANGES IN ESTIMATED USEFUL LIVES

     For all years through December 31, 1992, the Company had amortized goodwill over an estimated useful life of 25 years. As a result of its most recent evaluation, the Company has revised its estimates of the period of future benefit for goodwill. Consequently, effective January 1, 1993, the Company began to amortize goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these new lives more appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives. The effect of this change in accounting estimate was to increase amortization expense by $343,000 ($.01 per share) and $2,283,000 ($.08 per share) during the three months and nine months ended September 30, 1993, respectively. Also as part of this evaluation, the net book value of intangible assets related to the Company's health insurance services business of $45,740,000, most of which was goodwill, was written off during the first half of 1993.

     For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an estimated useful life of four years. The Company's recent experience indicates that an estimated useful life of five years would more appropriately reflect the actual useful life of such software. Accordingly, commencing January 1, 1993, the Company began to amortize such software on a straight-line basis over five years. Amortization charged to expense was $5,421,000 and $16,193,000 for the three months and nine months ended September 30, 1993, respectively. As a result of this change in estimated life, amortization expense was $428,000 ($.01 per share) and $1,311,000 ($.03 per share) less than it would have been using the previous four-year life for the three months and nine months ended September 30, 1993, respectively.

     In addition to the impairment and restructuring charges relating to its health insurance services business described in
Note 4, the Company wrote off $1,368,000 relating to the nonrecoverability of certain deferred life insurance systems development costs at June 30, 1993.


NOTE 6.   INCOME TAXES

     On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 was signed into law. This Act increased the highest marginal federal income tax rate from 34 percent to 35 percent. Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates. Furthermore, the effect should be included in the income tax provision for the reporting period that includes the enactment date. Therefore, the effect of the rate change is included in the income tax provision for the three and nine months ended September 30, 1993.

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

NOTE 7.  STOCK REPURCHASE

     On April 7 and 8, 1993 the Company repurchased, on the open market, all of the 970,668 shares of the Company's common stock authorized under a previously approved stock repurchase program for a total consideration of $48,660,000.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     DUE TO THE UNAVAILABILITY OF FINANCIAL INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1992, THE COMPANY IS CURRENTLY UNABLE TO COMPARE THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1993 WITH THE PRIOR PERIODS.

Liquidity and Capital Resources
     During the nine months ended September 30, 1993, the Company generated cash flow from operations of $60,540,000, $11,404,000 used for investing activities and $50,322,000 used for financing activities. Cash and equivalents and marketable securities aggregated $154,416,000 at September 30, 1993 as compared to $238,521,000 at December 31, 1992, a net decrease of $84,105,000.
The principal factors affecting such net decrease were the acquisition of CYBERTEK Corporation in August 1993 for total consideration of $59,727,000 and the repurchase in April 1993 of 970,668 shares of the Company's common stock for total consideration of $48,660,000. Other significant expenditures during the period included the acquisition of data processing and communications equipment, support software and office furniture and equipment ($32,304,000); software product acquisitions and debt and contingency payments relating to past business acquisitions ($10,632,000) and completion of construction of additional office and dining facilities at the Company's corporate headquarters ($1,693,000).

     Significant expenditures anticipated for the remainder of 1993, excluding business acquisitions, are as follows: acquisition of data processing and communications equipment, support software and office furniture, fixtures and equipment ($3,600,000); and completion of construction of additional dining facilities at the Company's corporate headquarters ($300,000). The Company is also anticipating that it will expend approximately $7,100,000 of capitalizable costs relating to the internal development of its software systems and approximately $453,000 on the purchase of software for resale, during the remainder of 1993.

     In August 1993, the Company completed its previously announced acquisition of CYBERTEK Corporation for total cash consideration of $59,727,000. As a result of acquiring CYBERTEK's broad based life insurance software systems, the Company changed certain development plans and, accordingly, $1,368,000 of related deferred life insurance systems' costs were written-off for the nine months ended September 30, 1993. The Company is currently enhancing and integrating the business functions of CYBERTEK products with the Company's Series III life insurance applications and its Integrated Application Platform architecture. The Company expects this effort to continue through 1996 with the anticipated initial release of the integrated applications being made generally available in late 1994 or early 1995 with subsequent releases to follow. Total expenditures related to this effort are expected to approximate $34,000,000, of which $1,300,000 and $8,500,000 are anticipated for the remainder of 1993 and for all of 1994, respectively. The Company expects to generate savings through the closing of CYBERTEK's data center operations and other cost reductions.

     As described more fully below, the Company decided to restructure its health insurance services business and take a restructuring charge of $25,189,000 at June 30, 1993. Cash outlays with respect to the restructuring charges are expected to be approximately $745,000 during the remainder of 1993, approximately $16,241,000 during 1994, and approximately $7,458,000 in future years.

     The Company completed, or intends to complete, the expenditures referred to above for 1993, including the repurchase of its shares and the acquisition for cash of CYBERTEK Corporation, without incurring any indebtedness. The Company believes that cash and equivalents and investment reserves at September 30, 1993 together with future cash flow from operations will be sufficient to satisfy presently anticipated operating and capital resource needs.

Results of Operations
     Consolidated revenues for the three and nine months ended September 30, 1993 were adversely affected by lower than planned revenues from the Company's health and life insurance services businesses. The Company recognized revenues of $7,217,000 and $25,227,000 for the three and nine months ended September 30, 1993, respectively, and incurred operating losses of $4,464,000 and $14,211,000 for the three and nine months ended September 30, 1993, respectively, from its health insurance services business. These losses were before the effects of certain special charges described below.

     Near the end of the second quarter of 1993, the Company projected that its annual health insurance services business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $33,000,000 for all of 1993. The Company's original forecast for 1993 health insurance services annual revenues was approximately $78,000,000. To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health insurance services business of proposed health care legislation, rapidly evolving and significant changes in the relationship between health care providers and insurers and the resultant changes in health insurers' software and service needs.

     As a result of its evaluation, the Company determined that there was no market demand for many of its health insurance systems and automation support services, principally designed for and suited to traditional health indemnity insurance plans. Near the end of the second quarter of 1993, it was becoming clear that significant restructuring of the country's health care system would occur, whether by government action or economic circumstances, and consequently, insurers would be unwilling to make commitments for any significant new systems until the uncertainty regarding the ultimate outcome of reform was resolved. Furthermore, it seemed most likely that traditional indemnity plans would not meet the future needs of most employers and their insurers after such changes.

     After meetings in the second quarter and early third quarter with its financial advisors, health care professionals and customers, the Company determined that it did not currently have some of the systems to respond to the most likely future initiatives in the health care insurance industry and that many of the Company's existing health insurance products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses in its health insurance services business led the Company to the conclusion that the current carrying value of certain assets of the health insurance services business unit, principally intangibles associated with traditional health indemnity insurance plan services, was not fully recoverable through sale or continuing operations.

     As a consequence of these factors, the Company recorded at June 30, 1993, special impairment and restructuring charges to reduce the carrying value of certain long-lived identifiable intangible assets and goodwill and to recognize as a loss the planned future abandonment of certain facilities and employee severance and outplacement costs. As part of the Company's non-cash impairment charges, acquired software amounting to $9,150,000 was written-off. Principal products that supported traditional health indemnity insurance plans that were written-off included:
(1) a claims administration and payment system; (2) an administrative system for membership, billing, collections and receivables; and (3) a provider administration and reimbursement system. The reduction in annual amortization related to these software systems is approximately $2,551,000. Additionally, the Company recorded other non-cash impairment charges in June 1993 to write-off the carrying value of certain other identifiable intangibles ($6,320,000) and goodwill ($39,420,000) which will result in future amortization reductions of approximately $3,796,000 on an annual basis.

     The Company, as part of its restructuring charges, decided to downsize its health staff from 437 at June 30, 1993 to approximately 388 by the end of 1993, with additional reductions in staff scheduled to take place during 1994. At September 30, 1993 the Company had 404 employees in its health group. These scheduled reductions are estimated to reduce compensation and other benefits cost by approximately $17,500,000 on an annual basis. The health business is expected to continue to generate operating losses for the remainder of 1993.

     The Company, however, will continue to market and invest in the internal development of its systems for managed care applications. The Company believes these systems are suited for larger, managed care plans and other health care payers.

     The Company completed its acquisition of CYBERTEK Corporation on August 24, 1993. CYBERTEK's revenues and net income for the last full year prior to acquisition were $30,720,000 and $3,059,000, respectively. For the three and nine months ended September 30, 1993, the Company recognized revenues of $22,132,000 and $58,498,000 and operating losses of $2,077,000 and $11,735,000, respectively, from its life insurance services business, including the results of CYBERTEK since the date of acquisition. Of the loss, $437,000 was attributable to amortization of intangible assets arising from the CYBERTEK acquisition. Also, the Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications had the effect of significantly reducing revenues and the operating loss from the life insurance services business in the short term.

     The information services business produced lower than expected operating profits for both the three and nine month periods. The Company is attempting to direct more of its information services business into database products and life and health information services where margins are generally higher. The Company typically realizes a lower gross margin from information services than from software products and related services.

     Revenues from total policy management outsourcing services were adversely affected by the previously announced wind-down of the New Jersey Market Transition Facility (MTF) project. Prior to the wind-down of the MTF, annual revenues in 1992 were approximately $68,380,000. The Company expects such revenues to be no more than $19,730,000 for 1993. The Company was not able to reduce its operating expenses as quickly as the reduction in revenue occurred because of ongoing contractual obligations. As a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company should start to replace revenues, lost from the New Jersey MTF project, during the first half of 1994. Margins, however, will be reduced during the early phases of these contracts due to start-up costs.

     The Company has identified several states where it can potentially offer similar total policy management services. After evaluating the potential operating and economic risks of each opportunity the Company will decide whether these services should be marketed to the appropriate governmental agency. Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

     The Company, in December 1993, signed one of the largest outsourcing agreements in its history. The Company contracted to provide data processing services for Vital Forsikring A.S., a life insurance company in Bergen, Norway; this contract together with other outsourcing contract opportunities in Scandinavia is expected to generate revenues of approximately $150 million over the seven-year term of the agreement based on expected services utilization. Additionally, the Company, during the last half of 1993, entered into several significant contracts with property and casualty and life insurance companies for software licensing and related implementation and consulting services.

     The property and casualty insurance software and services business achieved increased levels of revenue and operating income primarily from licensing activities. This operating income more than offset the losses in the health and life insurance services businesses. The commitments by customers for new products were greater than the Company's anticipation for this business, although lower in the second half of 1993. Outsourcing services for property and casualty insurers did not meet expectations due to several contracts not closing or ramping up as fast as anticipated. The Company believes that this and the slow down in second half licensing was largely due to the Company's delay in releasing the results of its special audit and having available audited financial statements. The operating profit margin maintained a level similar to that experienced historically for property and casualty systems and services.

     The Company in June 1993 recorded charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices. These charges totaled $18,100,000 (after tax $11,200,000) for the nine months ended September 30, 1993.

     Effective January 1, 1993, the Company revised its estimate of the period of future benefit for goodwill and certain other acquired intangible assets. The effect of this change in accounting estimate was to increase amortization expense by $343,000 ($.01 per share) and $2,283,000 ($.08 per share) during the three and nine months ended September 30, 1993, respectively. Commencing January 1, 1993, the Company revised the period over which it will amortize its internally developed software. The effect of this change in estimated life was to decrease amortization expense by $428,000 ($.01 per share) and $1,311,000 ($.03 per share), during the three and nine months ended September 30, 1993.

     Investment income, net of interest and other charges for the three and nine months ended September 30, 1993 were $1,333,000 and $9,274,000 respectively. Realized gains on the sale of marketable equity securities of $3,053,000 are included in the nine month period ended September 30, 1993.

     The effective income tax benefit rate (income taxes expressed as a percentage of pre-tax income) was 16.7% for the nine months ended September 30, 1993. The foregoing effective income tax benefit rate includes the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Revenue Reconciliation Act of 1993. The effective tax benefit rate would have been significantly higher (38%) were it not for the write off of goodwill ($39,420,000) related to the impairment of the Company's health insurance systems business in June 1993.

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Items 2, 3, 4, and 5 are not applicable

Item 1.   Legal Proceedings

          See Note 3, "Contingencies" of Notes to the Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits

     There are no exhibits required to be filed with this Quarterly Report on Form 10-Q.

Reports on Form 8-K

     The Company filed a report on Form 8-K, dated August 9, 1993 under Item 5. Other Events, relating to Arthur Andersen & Co.'s withdrawal of its audit report on the Company's financial statements for the year ended December 31, 1992. Additionally, the Company filed a report on Form 8-K, dated August 17, 1993 under
Item 4. Changes in Registrant's Certifying Accountants, relating to the change in the Company's principal independent auditor.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  April 6, 1994               By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)
18



 18