Form 10-K
period 1993-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-04-13
CIK 356226

     ACQUISITION AGREEMENT

          THIS ACQUISITION AGREEMENT, is made this       day of
         , 1993, by and among POLICY MANAGEMENT SYSTEMS CORPORATION, a South Carolina corporation (hereinafter referred to as "Purchaser"), CYBERTEK CORPORATION, a Texas corporation (hereinafter referred to as the "Acquired Company"), and C-TEK ACQUISITION CORPORATION, a Texas corporation (hereinafter referred to as the "Acquisition Sub").

     W I T N E S S E T H:

          WHEREAS, the Boards of Directors of the Acquired Company, the Acquisition Sub and Purchaser deem it advisable and in the best interests of their respective shareholders that Purchaser acquire the Acquired Company, and, on or prior to the date hereof such Boards of Directors have approved the acquisition of the Acquired Company upon the terms and subject to the conditions set forth herein; and

          WHEREAS, concurrently with the execution and delivery of this Agreement and as a condition and inducement to the Acquisition Sub's and Purchaser's willingness to enter into this Agreement, the Acquired Company is entering into a certain Company Option Agreement granting the Acquisition Sub an option to purchase certain shares of Common Stock from the Acquired Company, under certain circumstances, and certain holders of shares of Common Stock of the Acquired Company are entering into a certain Shareholder Option Agreement granting Purchaser or the Acquisition Sub an option to purchase all of the shares of Common Stock held by such shareholders.

          NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein, the receipt, sufficiency and adequacy of which are hereby acknowledged, and intending to be legally bound hereby, the parties hereto agree as follows:

     I.   DEFINITIONS.

          As used herein, the following terms shall have the following meanings unless the context otherwise requires:

          1.1 "Acquired Company" shall mean CYBERTEK Corporation, a Texas corporation.

          1.2 "Acquired Company Software" shall have the meaning set forth in Section 3.13.2(iii).

          1.3  "Acquisition Sub" shall mean C-TEK Acquisition
Corporation, a Texas corporation and wholly-owned subsidiary of Purchaser.

          1.4  "Agreement" shall mean this Acquisition Agreement.

          1.5 "Articles of Merger" shall mean the Articles of Merger referred to in Section 2.2.3 hereof.

          1.6  "Benefit Plans" shall have the meaning set forth in
Section 3.15.

          1.7  "Certificates" shall have the meaning set forth in
Section 2.4.2 hereof.

          1.8  "Closing" shall have the meaning set forth in
Section 2.2.13 hereof.

          1.9 "Closing Date" shall mean the date on which the Closing occurs pursuant to Section 2.2.13 hereof.

          1.10 "Code" shall mean the Internal Revenue Code of 1986, as amended.

          1.11 "Common Stock" shall mean the common stock, $.01 par value per share, of the Acquired Company.

          1.12 "Company Option Agreement" shall mean the Company
Option Agreement among Purchaser, the Acquisition Sub and the
Acquired Company, substantially in the form attached as Exhibit
2.16.

          1.13 "Covenants Not to Compete" shall mean the Covenants Not to Compete among Purchaser, the Acquired Company, the Acquisition Sub and each of the persons identified on Exhibit 2.10(a), substantially in the forms attached as Exhibit 2.10(b), each of which may be individually referred to as a "Covenant Not to Compete."

          1.14 "Dissenting Shares" shall have the meaning set forth in Section 2.3 hereof.

          1.15 "DOL" shall mean the United States Department of
Labor.

          1.16 "Effective Time" shall mean the time the Merger becomes effective, as set forth in Section 2.2.3.

          1.17 "Employee Options" shall have the meaning set forth in Section 2.2.9(a).

          1.18 "ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as amended.

          1.19 "ERISA Affiliate" shall mean, with respect to a Person, any other Person which is required to be aggregated with such Person under Code (Section) 414(b), (c), (m) and/or (o) at any time prior to the Closing Date.

          1.20 "ERISA Plan" shall have the meaning set forth in
Section 3.15

          1.21 "Exchange Act" shall mean the Securities Exchange
Act of 1934, as amended.

          1.22 "Exchange Agent" shall mean the person designated by Purchaser as the Exchange Agent pursuant to Section 2.4.1 hereof.

          1.23 "401(k) Plan" shall mean The CYBERSAVER 401(k) Plan for Employees of CYBERTEK Corporation.

          1.24 "HSR Act" shall mean the Hart-Scott-Rodino Antitrust and Improvements Act of 1976, as amended.

          1.25 "Hazardous Substance" shall have the meaning set forth in Section 3.17.

          1.26 "Information Statement" shall have the meaning set forth in Section 2.2.12(b)(i) hereof.

          1.27 "IRS" shall mean the United States Internal Revenue
Service.

          1.28 "Licensed Software" shall have the meaning set forth in Section 3.13.2(ii).

          1.29 "Material Adverse Effect" shall mean a material adverse effect on the businesses, properties, rights or operations of the Acquired Company and the Subsidiaries, taken as a whole.

          1.30 "Merger" shall mean the merger of the Acquisition
Sub with and into the Acquired Company, as set forth in Section
2.2.1.

          1.31 "Merger Price" shall have the meaning set forth in
Section 2.2.7(a).

          1.32 "Minimum Condition" shall have the meaning set forth in Section 2.1.2 hereof.

          1.33 "1985 and 1987 Plans" shall mean the 1985 Stock Option Plan For Directors and Key Employees of CYBERTEK Computer Products, Inc., and the 1987 Stock Option Plan For Directors, Executive Officers and Key Employees of CYBERTEK Corporation.

          1.34 "1983 Plan" shall mean the Cybertek Corporation Key Employee Incentive Stock Option Plan.

          1.35 "1991, 1992 and 1993 Financial Statements" shall have the meaning set forth in Section 3.5.1.

          1.36 "1933 Act" shall mean the Securities Act of 1933, as amended.

          1.37 "Offer" shall have the meaning set forth in Section
2.1.1 hereof.

          1.38 "Offer to Purchase" shall have the meaning set forth in Section 2.1.1 hereof.

          1.39 "Option Agreements" shall mean the Shareholder
Option Agreement and the Company Option Agreement.

          1.40 "Option Shareholders" shall mean those shareholders of the Acquired Company listed on Exhibit 2.15(a).

          1.41 "Outstanding Shares" shall mean the issued and outstanding shares of Common Stock.

          1.42 "Owned Software" shall have the meaning set forth in
Section 3.13.2(i).

          1.43 "PBGC" shall mean the Pension Benefit Guaranty
Corporation established under Title IV of ERISA.

          1.44 "Person" shall include, but is not limited to, an individual, a trust, an estate, a partnership, an association, a company, a corporation, a sole proprietorship, a professional corporation or a professional association.

          1.45 "Preferred Stock" shall mean the Preferred Stock,
$.01 par value per share, that the Acquired Company is authorized to issue.

          1.46 "Proxy Statement" shall mean the Proxy Statement referred to in Section 2.2.12(c)(i) hereof.

          1.47 "Purchaser" shall mean Policy Management Systems
Corporation, a South Carolina corporation.

          1.48 "Real Property" shall have the meaning set forth in
Section 3.17.

          1.49 "SAR's" shall have the meaning set forth in Section
3.12.1 hereof.

          1.50 "SEC" shall mean the Securities and Exchange
Commission.

          1.51 "SEC Reports" shall mean the reports referred to in
Section 3.5.4 hereof.

          1.52 "Schedule 14D-1" shall have the meaning set forth in
Section 2.1.1 hereof.

          1.53 "Schedule 14D-9" shall have the meaning set forth in
Section 2.2.10(a) hereof.

          1.54 "Shareholder Option Agreement" shall mean the
Shareholder Option Agreement among Purchaser, the Acquisition Sub and the Option Shareholders substantially in the form attached as
Exhibit 2.15(b).

          1.55 "Stock Option Plans" shall mean the CYBERTEK
Computer Products, Inc. Key Employee Incentive Stock Option Plan, the 1985 Stock Option Plan For Directors and Key Employees of
CYBERTEK Computer Products, Inc. and the 1987 Stock Option Plan For Directors, Executive Officers and Key Employees of CYBERTEK
Corporation.

          1.56 "Stock Purchase Plan" shall mean the CYBERTEK
Corporation Employee Stock Purchase Plan maintained by the Acquired
Company.

          1.57 "Subsidiaries" shall mean the subsidiaries of the Acquired Company, which are CYBERTEK Management Services, Inc., a California corporation, CYBERTEK Computer Products International, Inc., a California corporation, CYBERTEK Agency Services, Inc., a Texas corporation, CYBERTEK LAN Software, Inc., a California corporation, CYBERTEK Solutions, Inc., a Texas corporation, and CYBERTEK-COGENSYS, Inc., a Delaware corporation.

          1.58 "Surviving Corporation" shall have the meaning set forth in Section 2.2.1 hereof.

          1.59 "Takeover Proposal" shall have the meaning set forth in Section 2.12 hereof.

          1.60 "TBCA" shall mean the Texas Business Corporation
Act, as amended.

     II.  COVENANTS AND UNDERTAKINGS.

          2.1  The Offer.

               2.1.1. The Offer. As soon as practicable, but in no event later than five business days from the public announcement of the terms of this Agreement, Purchaser shall cause the Acquisition Sub to commence an offer to purchase for cash (the "Offer") all of the Outstanding Shares, at a price of Fifteen and 10/100ths Dollars ($15.10) per Outstanding Share, net to the tendering shareholder in cash. The obligation of the Acquisition Sub to commence the Offer and to accept for payment and pay for Outstanding Shares tendered pursuant to the Offer shall be subject only to the conditions set forth in Section 2.1.2 hereof. Prior to the expiration of the Offer, the Acquisition Sub will not (i) decrease the price payable in the Offer or the number of Outstanding Shares subject to the Offer, (ii) change the conditions to the Offer, (iii) impose additional conditions to the Offer, (iv) extend the expiration date of the Offer beyond September 1, 1993, or (v) amend any other term of the Offer in any manner adverse to holders of Common Stock; provided, however, that the Offer may be amended in connection with an increase in the consideration to be paid pursuant to the Offer or to comply with the requirements imposed by the SEC. The Acquisition Sub and Purchaser, in their sole discretion, shall have the right to waive any condition to the Offer. The Acquired Company agrees that no shares of Common Stock held by the Acquired Company or any subsidiary of the Acquired Company shall be considered Outstanding Shares or be tendered pursuant to the Offer. Purchaser hereby agrees to prepare, in consultation with the Acquired Company, and file a Tender Offer Statement on Schedule 14D-1 (together with all amendments and supplements thereto, the "Schedule 14D-1") with respect to the Offer with the SEC. The Schedule 14D-1 will contain as an exhibit or will incorporate by reference the Offer to Purchase relating to the Offer and forms of the related letters of transmittal and summary advertisement and such other documentation as may be required r appropriate under applicable federal securities laws (the Offer to Purchase and related documents, together with any amendments and supplements thereto, collectively referred to herein as the "Offer to Purchase").

               2.1.2. Conditions to Offer. Notwithstanding any other provisions of the Offer and in addition to (and not in limitation of) Purchaser's and the Acquisition Sub's rights to extend and amend the Offer at any time in their sole discretion, subject to this Agreement, neither Purchaser nor the Acquisition Sub shall be required to accept for payment, purchase or pay for, subject to Rule 14e-1(c) under the Exchange Act, any tendered Outstanding Shares (whether or not any Outstanding Shares have theretofore been accepted for payment or paid for pursuant to the Offer), and may terminate the Offer as to any Outstanding Shares not then paid for, if (i) there shall not have been validly tendered pursuant to the Offer a number of Outstanding Shares that, together with the Outstanding Shares owned by Purchaser and the Acquisition Sub, equals sixty-six and two thirds percent (66-2/3%) of the Outstanding Shares outstanding on a fully diluted basis (for purposes of this condition the Outstanding Shares owned by Purchaser shall include the Outstanding Shares subject to the Shareholder Option Agreement, which the other parties to such agreement are ready, willing and able to deliver to Purchaser, in accordance with the terms of such agreements, immediately following the expiration of the Offer, provided that all conditions to Purchaser's or the Acquisition Sub's obligations under such agreements shall be satisfied) (the "Minimum Condition"), (ii) any applicable waiting period under the HSR Act shall not have expired or been terminated prior to the expiration of the Offer or (iii) at any time on or after the date of this Agreement and before the time of acceptance for payment of any such Outstanding Shares any of the following events shall have occurred:

          (a) there shall have occurred and remain in effect immediately prior to expiration of the Offer (i) any general suspension of trading in securities on any national securities exchange or the National Market System of the National Association of Securities Dealers Automated Quotation System, (ii) a declaration of a banking moratorium or any suspension of payments in respect of banks in the United States (whether or not mandatory), (iii) a commencement of a war, declared by Congress, or
(iv) in the case of any of the foregoing existing at the time of the commencement of the Offer, a material acceleration or worsening thereof; or

          (b) there shall have been instituted or pending any action, proceeding, application, claim or counterclaim by any government or governmental authority or agency, domestic or foreign, or Purchaser, the Acquisition Sub or the Acquired Company shall have been notified by any such government, governmental authority or agency (or a representative thereof) of its present intention to commence, or recommend the commencement of, such an action or proceeding, which (i) challenges the acquisition by Purchaser or the Acquisition Sub of the Outstanding Shares, restrains or prohibits or seeks to restrain or prohibit the making or consummation of the Offer or the Merger or restrains or prohibits or seeks to restrain or prohibit the performance of this Agreement or the Option Agreements, (ii) prohibits or limits or seeks to prohibit or limit the ownership or operation by Purchaser or the Acquisition Sub of all or any substantial portion of the business or assets of the Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries or compels or seeks to compel Purchaser or the Acquisition Sub to dispose of or to hold separate all or any substantial portion of the business or assets of the Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries, or imposes or seeks to impose any material limitation on the ability of Purchaser or the Acquisition Sub to conduct such business or to own such assets, or
(iii) imposes or seeks to impose limitations on the ability of Purchaser or the Acquisition Sub (or any other affiliate of Purchaser) to acquire or hold or to exercise full rights of ownership of the Outstanding Shares, including, but not limited to, the right to vote the Outstanding Shares purchased by them on all matters properly presented to the shareholder of the Acquired Company;

          (c) any statute, rule, regulation, order or injunction shall be enacted, promulgated, entered, enforced or deemed applicable to the Offer, the Merger, this Agreement or the Option Agreements by any government, governmental authority or agency or court, domestic or foreign, or a claim or action for such order or injunction has been instituted before a court, government or governmental authority or agency, or such has been proposed before a legislative or regulatory body, that could be reasonably expected to result in any of the consequences referred to in clauses (i) through (iii) of subsection (b) above; or

          (d) (i) the Acquired Company or any of the Subsidiaries shall have authorized, recommended, proposed or announced an agreement, or intention to enter into an agreement, with respect to any merger, consolidation, share exchange, liquidation or business combination, any acquisition or disposition of a material amount of assets or securities, or any comparable event, not in the ordinary course of business or (ii) the Acquired Company or its Board of Directors shall have withdrawn, amended or modified in any respect its recommendation of the Offer or the Merger or that shareholders tender their Outstanding Shares pursuant to the Offer; or

          (e) any of the representations and warranties of the Acquired Company set forth in this Agreement shall not be true and correct as of the time when made or as of the time any of the Outstanding Shares are purchased by Purchaser or the Acquisition Sub pursuant to the Offer, as if made as of such time, or the Acquired Company shall have breached any covenant contained in this Agreement or shall have breached any covenant contained in the Company Option Agreement or the Option Shareholders shall have breached any covenant contained in the Shareholder Option Agreement, if any or all of the misrepresentations, failures to be so true and correct or breaches referred to in this Subsection 2.1.2(e), individually or in the aggregate, shall have a Material Adverse Effect or, in the case of the Shareholder Option Agreement, materially affect the ability of the parties to consummate the transactions set forth herein; or

          (f) the Acquired Company and Purchaser shall have agreed that the Offer or this Agreement be terminated or amended or this Agreement otherwise shall have been terminated in accordance with its terms;

which, in any case, and regardless of the circumstances giving rise to any such condition (including any action or inaction by Purchaser or the Acquisition Sub), makes it inadvisable to proceed with the Offer or with such acceptance for payment.

          The foregoing conditions are for the sole benefit of Purchaser and the Acquisition Sub and may be asserted by Purchaser regardless of the circumstances giving rise to any such condition and may be waived by Purchaser, in whole or in part, at any time and from time to time, in the sole discretion of Purchaser. The failure by Purchaser at any time to exercise any of the foregoing rights will not be deemed a waiver of any other right and each right will be deemed an ongoing right which may be asserted at any time and from time to time.

          2.2  The Merger.

               2.2.1. The Merger. Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with the TBCA, Purchaser or the Acquisition Sub shall be merged with and into the Acquired Company (the "Merger"), as soon as practicable following the satisfaction or waiver of the conditions set forth in Articles VI and VII hereof. Following the Merger, the Acquired Company shall continue as the surviving corporation (the "Surviving Corporation") and the separate corporate existence of the Acquisition Sub shall cease. Notwithstanding this Section 2.2.1, if Purchaser and its affiliates have acquired at least eighty percent (80%) of the Outstanding Shares, Purchaser may elect, at any time prior to the date on which the Proxy Statement or Information Statement is initially mailed to the Acquired Company's shareholders pursuant to Sections 2.2.12(b)(i) or 2.2.12(c)(i) hereof, instead of merging the Acquisition Sub into the Acquired Company as hereinabove provided, to merge the Acquired Company with and into the Acquisition Sub, in which case, the Acquisition Sub shall be the "Surviving Corporation;" provided, however, that the

Acquired Company shall not be deemed to have breached any of its representations or warranties or covenants herein if such breaches occur or are deemed to occur solely by reason of such election. In such event, the parties agree to execute an appropriate amendment to this Agreement in order to reflect the foregoing and to provide that the Acquisition Sub or such other subsidiary shall be the Surviving Corporation.

               2.2.2. Manner of Approving Merger. In the event Purchaser and the Acquisition Sub acquire, pursuant to the Offer and the Option Agreements, at least ninety percent (90%) of the Outstanding Shares, Purchaser and the Acquisition Sub may elect to effect the Merger pursuant to a "short form" merger, as set forth in Section 2.2.12(a) hereof. In the event Purchaser and the Acquisition Sub acquire, pursuant to the Offer and the Option Agreements, at least sixty-six and two-thirds percent (66 2/3%) but less than ninety percent (90%) of the Outstanding Shares, the Merger shall (and if above ninety percent (90%), may in the sole discretion of Purchaser) be submitted for approval of the shareholders of the Acquired Company, as set forth in Sections 2.2.12(b) or 2.2.12(c). In the event Purchaser and the Acquisition Sub acquire, pursuant to the Offer and the Shareholder Option Agreement, a majority (on a fully diluted basis) but less than sixty-six and two-thirds percent (66 2/3%) of the Outstanding Shares, Purchaser and the Acquisition Sub may request that a shareholders meeting be held (and in such case the Acquired Company shall cause a meeting to be held) for the purpose of voting on the Merger.

               2.2.3.    Effective Time; Effects of the Merger.
The Merger shall become effective upon the filing with the Secretary of State of Texas of articles of merger or, if applicable, a certificate of merger (the "Articles of Merger"), executed in accordance with the relevant provisions of the TBCA (the time the Merger becomes effective being referred to as the "Effective Time"). The Merger shall have the effects set forth in the TBCA. As of the Effective Time the Surviving Corporation shall be a, direct or indirect, wholly-owned subsidiary of Purchaser.

               2.2.4. Articles of Incorporation and Bylaws. The Articles of Incorporation of the Acquisition Sub as in effect immediately preceding the Effective Time shall be the Articles of Incorporation of the Surviving Corporation; provided that, at the Effective Time, Article I of the Articles of Incorporation shall read as follows:

     I.

          The name of the Corporation is CYBERTEK CORPORATION.

The Bylaws of the Acquisition Sub as in effect immediately preceding the Effective Time shall be the Bylaws of the Surviving
Corporation; provided that the name of the corporation as set forth in the Bylaws shall be "CYBERTEK Corporation."

               2.2.5.    Directors.  The directors of the
Acquisition Sub immediately prior to the Effective Time shall be the initial directors of the Surviving Corporation and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the Articles of Incorporation and Bylaws of the Surviving Corporation, or as otherwise provided by law.

               2.2.6. Officers. The officers of the Acquisition Sub immediately prior to the Effective Time shall be the initial officers of the Surviving Corporation and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the Articles of Incorporation and Bylaws of the Surviving Corporation, or as otherwise provided by law.

               2.2.7.    Conversion of Shares.  (a)  Each
Outstanding Share issued and outstanding immediately prior to the Effective Time (other than Outstanding Shares held by Purchaser or any subsidiary of Purchaser and other than Dissenting Shares), shall, at the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive the greater of (i) Fifteen and 10/100ths Dollars ($15.10) in cash or (ii) any higher price paid per Outstanding Share in the Offer (the "Merger Price"), payable to the holder thereof, without interest thereon, upon the surrender of the certificate[s] formerly representing such Outstanding Share.

                    (b)  Each share of Common Stock held in the
treasury of the Acquired Company and each Outstanding Share held by Purchaser or any subsidiary of Purchaser immediately prior to the Effective Time shall, at the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, be cancelled and retired and cease to exist.

               2.2.8. Conversion of the Acquisition Sub's Common Stock. Each share of common stock, $.01 par value per share, of the Acquisition Sub issued and outstanding immediately prior to the Effective Time shall, at the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of Common Stock.

               2.2.9.    Employee Stock Options; Employee Stock
Purchase Plan. (a) Purchaser, the Acquisition Sub and the Acquired Company agree as follows with respect to options granted under the Stock Option Plans (collectively, "Employee Options"):

                    (i) On and after the date of this Agreement, the Acquired Company (its Board of Directors or any committee thereof) shall not issue any additional Employee Options or, except as contemplated in this Section 2.2.9(a), amend the terms of any outstanding Employee Option.

                    (ii)  With respect to each Employee Option
outstanding as of the date of this Agreement under the 1985 and 1987 Plans, that by the terms of the applicable plan or the contract relating to such Employee Option terminates upon (i) the Effective Date or (ii) the date on which Purchaser acquires 80% of the Outstanding Shares, the holder of such option shall be entitled to receive on the earlier of such dates if such options are not previously exercised, from the Acquired Company (or, failing any part of such payment by the Acquired Company, from Purchaser or the Acquisition Sub), for each share of Common Stock into which such option would have been convertible upon exercise, an amount in cash equal to the excess, if any, of the Merger Price over the per share exercise price of such option, less all applicable withholding taxes. The payments under this Subsection (ii) shall be made within a reasonable time after the Effective Time.

                    (iii)  With respect to each Employee Option
outstanding as of the date of this Agreement under the 1983 Plan, which by the terms of the 1983 Plan or the contract relating to such Employee Option does not terminate upon the Effective Date or upon the acquisition by Purchaser of 80% of the Outstanding Shares, the Acquired Company shall prior to the initial scheduled expiration date of the Offer enter into an agreement with the holder of such option pursuant to which such option shall terminate on or prior to the Effective Time and the holder of such option shall be entitled to receive within a reasonable time after the Effective Time from the Acquired Company (or Purchaser), for each share of Common Stock into which such option would have been convertible upon exercise, an amount in cash equal to the excess, if any, of the Merger Price over the per share exercise price of such option, less all applicable withholding taxes.


The Acquired Company shall take such actions as are necessary to ensure that from and after the Effective Time neither the Acquired Company nor any of the Subsidiaries or any ERISA Affiliates of the Acquired Company is or will be bound by any options, warrants, rights or agreements issued, granted or entered into by the Acquired Company that would entitle any Person, other than Purchaser or its wholly-owned subsidiaries, to beneficially own, or receive any payments (other than as otherwise contemplated by Section 2.2.7 hereof and this Section 2.2.9) in respect of, any capital stock of the Acquired Company or the Surviving Corporation. The Board of Directors of the Acquired Company shall pass such resolutions, provide or direct the provision of such notices (including the ten (10) day and other notices of termination pursuant to the terms of the applicable plan), and take such other actions as are necessary or appropriate to accomplish the termination of the above-referenced options, including without limitation any amendments to such plans as may be necessary or appropriate, and the Board of Directors or the applicable plan's governing committee shall take all actions necessary to cause all options issued under the 1985 and 1987 Plans to become exercisable from the commencement of the Offer.

               (b) With respect to the Stock Purchase Plan, the Acquired Company will: (i) immediately after the date hereof, cause the Stock Purchase Plan to be terminated effective as of the date hereof but such termination shall be conditioned upon the consummation of the Merger; (ii) as soon as practicable after the Effective Time, cause all amounts deferred through payroll deductions between the date hereof and the Effective Time to be returned, without interest, to the participants who have deferred such amounts; (iii) treat all other amounts deferred through payroll deductions prior to the date hereof and not yet used to purchase Common Stock pursuant to the terms of the Stock Purchase Plan as if such amounts were used to purchase Common Stock at a purchase price per share equal to eighty-five percent (85%) of the lower of the closing price per share of the Acquired Company's Common Stock on February 1, 1993 or the closing price per share of the Acquired Company's Common Stock on the trading date last preceding the date of this Agreement, as such closing price is reported on the National Association of Securities Dealers Automated Quotation System; and (iv) pay each participant thereunder an amount equal to the product of (x) the number of shares deemed purchased by such participant pursuant to subsection
(iii) above times (y) the Merger Price. Such product shall be subject to all applicable withholding taxes. The Acquired Company shall amend the Stock Purchase Plan, if necessary, and terminate the Stock Purchase Plan and take such other actions as are necessary to ensure that from and after the Effective Time, neither the Acquired Company nor any of the Subsidiaries is or will be bound by any obligations, rights or agreements which would entitle any participant to own beneficially, or receive any payments (other than as otherwise contemplated by Section 2.2.7 and this Section 2.2.9) in respect of, any capital stock of the Acquired Company or the Surviving Corporation. Promptly following the release of the initial joint pess release referred to in Section 11.6 below, the Acquired Company shall inform the participants of the Stock Purchase Plan of the provisions set forth in this Section 2.2.9(b).

               (c) With respect to the stock appreciation rights granted in section 3 of that certain offer letter identified on
Exhibit 2.2.9(c), the holder of such rights shall be entitled to receive at the Effective Time, fifty percent (50%) of the product of fifteen thousand (15,000) multiplied by the amount by which the Merger Price exceeds Seven Dollars ($7.00) per share of Common Stock. The Acquired Company shall, prior to the initial scheduled expiration date of the Offer, enter into an agreement with such right holder pursuant to which the provisions of section 2 (with respect to stock purchases and grants) and section 3 of such offer letter shall be terminated on or prior to the Effective Time without any costs or expenses to the Acquired Company, except as set forth in the previous sentence.

               2.2.10. Acquired Company Actions. (a) The Acquired Company hereby consents to the Offer and represents that the Board of Directors of the Acquired Company, by unanimous vote of all directors present at a meeting duly called and held, has,
(i) determined that each of the Offer and the Merger is fair to the shareholders of the Acquired Company and is in the best interests of the shareholders of the Acquired Company and (ii) resolved to recommend acceptance of the Offer and approval of the Merger by the shareholders of the Acquired Company. The Acquired Company further represents that Alex. Brown & Sons Incorporated, the Acquired Company's financial advisor, has delivered to the Board of Directors of the Acquired Company its written opinion that the consideration to be received by the holders of Outstanding Shares pursuant to this Agreement is fair from a financial point of view to such holders. The Acquired Company hereby agrees, subject to the Board of Directors' fiduciary obligations (as defined or identified in the written opinion of outside counsel to the Board), to prepare, in consultation with Purchaser, and file with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 (together with all amendments and supplements thereto, the "Schedule 14D-9") containing the recommendations of the Board of Directors of the Acquired Company with respect to the Offer and to mail such
Schedule 14D-9 to the shareholders of the Acquired Company concurrent with the commencement of the Offer.

               (b) In connection with the Offer, the Acquired Company will no later than two (2) days after the date of the execution hereof furnish the Acquisition Sub with mailing labels, security position listings and any available listing or computer file containing the names and addresses of the record holders of all of the Outstanding Shares as of the most recent practicable date and shall furnish the Acquisition Sub with such information and assistance as the Acquisition Sub or its agents or representatives reasonably may request in communicating the Offer to the record and beneficial holders of Outstanding Shares.

               2.2.11. The Acquired Company's Board of Directors. Promptly following (i) payment for the Outstanding Shares to be purchased pursuant to the Offer or (ii) the purchase of Outstanding Shares by the Acquisition Sub pursuant to the Option Agreements and from time to time thereafter, if requested by Purchaser, the Acquired Company will (A) increase the number of directors of the Acquired Company by up to two (2) directors, (B) amend the Bylaws of the Acquired Company to remove the limitation contained in
Section 2 of Article III of the Bylaws of the Acquired Company to permit the remaining members of the Board of Directors to fill any number of vacancies in the Board that result from other than increases in directorships (to conform with the limitations set forth in the TBCA), and (C) otherwise use its reasonable best efforts to take all other actions necessary to cause promptly a number of persons (with such individuals to be designated by Purchaser) (rounded up to the nearest whole number) designated by Purchaser which bears the same ratio to the number of directors of the Acquired Company as the ratio of total voting power of the Outstanding Shares beneficially owned by Purchaser or the Acquisition Sub bears to the total voting power of all of the Outstanding Shares to become directors of the Acquired Company (including, if necessary, requesting or accepting the resignations of one or more of the Acquired Company's current directors). The resolutions of the Board of Directors of the Acquired Company approving this Agreement shall expressly indicate the unanimous acknowledgment of the members of such Board of the provisions of this Section 2.2.11 and shall contain their agreement to abide by the terms of this Section 2.2.11. The Acquired Company's obligations to appoint Purchaser's designees to the Acquired Company's Board of Directors shall be subject to Section 14(f) of the Exchange Act, and Rule 14f-1 promulgated thereunder. The Acquired Company shall promptly take all actions required pursuant to such Section and Rle in order to fulfill its obligations under this Section 2.2.11 and shall include in the Schedule 14D-9 mailed to shareholders as set forth in Section 2.2.10(a) above such information with respect to the Acquired Company and its officers and directors as is required under such Section and Rule in order to fulfill its obligations under this Section 2.2.11. Purchaser will supply any information with respect to itself and its officers, directors and affiliates required by such Section and Rule to the Acquired Company. Following the election or appointment of Purchaser's designees pursuant to this Section
2.2.11 and prior to the Effective Time (as hereinafter defined), any amendment or termination of this Agreement or any waiver of any of the Acquired Company's rights or conditions hereunder or any consent by the Acquired Company to terminate this Agreement pursuant to Article X hereof will require the concurrence of a majority of the directors of the Acquired Company not designated by Purchaser.

               2.2.12. Shareholders' Meeting; Merger Without Meeting. (a) In the event that the Acquisition Sub shall acquire at least 90% of the Outstanding Shares, the parties hereto agree, at the request of the Acquisition Sub or Purchaser, to take all necessary and appropriate action to cause the Merger to become effective, as soon as practicable after the expiration of the Offer, without a meeting of shareholders of the Acquired Company, in accordance with Article 5.16 of the TBCA. In connection therewith, Purchaser, the Acquisition Sub and the Acquired Company are entering into the Company Option Agreement, pursuant to which, subject to Purchaser and the Acquisition Sub collectively having previously acquired at least 80% of the Outstanding Shares and subject to the other conditions set forth therein, Purchaser or the Acquisition Sub shall have the right to purchase from the Acquired Company a sufficient number of shares of Common Stock such that such shares of Common Stock, together with all other Outstanding Shares acquired by Purchaser or the Acquisition Sub, would represent at least 90% of the total Outstanding Shares (including those purchased pursuant to the Company Option Agreement) and permit the Merger to be effected without a meeting in accordance with said Article 5.16 of the TBCA.

               (b) If a short form merger is not undertaken pursuant to Section 2.2.12(a), following the purchase by the Acquisition Sub or Purchaser of the Outstanding Shares tendered by the holders thereof pursuant to the Offer, and if requested by Purchaser, the Acquired Company, acting through its Board of Directors, shall, in accordance with applicable law:

                    (i) prepare, file with the SEC and distribute to its shareholders an information statement containing all the information required by Schedule 14C pursuant to Section 14(c) of the Exchange Act and the Rules and Regulations thereunder (together with all amendments or supplements thereto, the "Information

Statement," which term shall refer to the information statement required under this Section 2.2.12(b) or under Section 2.2.12(c));

                    (ii) duly give notice of, the proposed actions to be taken and cause to be taken all actions to facilitate obtaining the written consent of shareholders of the Acquired Company holding at least sixty-six and two-thirds percent (66 2/3%) of the Outstanding Shares approving this Agreement, the Merger and any related matters, as appropriate, as soon as practicable following the expiration or termination of the Offer;

                    (iii) include in the Information Statement the recommendation of its Board of Directors that the shareholders of the Acquired Company approve and consent in writing to the adoption of this Agreement, unless the Board of Directors shall have determined in good faith, based on the written advice of its outside counsel, that withdrawing such recommendation is required in the exercise of the Board of Directors' fiduciary duties under applicable law; and

                    (iv)  use its best efforts (A) to obtain and
furnish the information required to be included by it in the Information Statement and, after consultation with Purchaser, respond promptly to any comments made by the SEC with respect to the Information Statement and any preliminary version thereof and cause the Information Statement to be mailed to its shareholders at the earliest practicable time following the expiration or termination of the Offer and (B) subject to the Board of Directors' fiduciary obligations based upon written advice of the outside counsel, to obtain the necessary approval of the Merger by its shareholders.

               (c) If a short form merger is not undertaken pursuant to Section 2.2.12(a), and if Purchaser has not requested pursuant to Section 2.2.12(b) that the written consent of Shareholders of the Acquired Company be obtained, following the purchase by the Acquisition Sub or Purchaser of the Outstanding Shares tendered by the holders thereof pursuant to the Offer, and if requested by Purchaser, the Acquired Company, acting through its Board of Directors, shall, in accordance with applicable law:

                    (i) prepare, file with the SEC and distribute to its shareholders a proxy statement containing all the information required by Schedule 14A pursuant to Section 14(a) of the Exchange Act and the Rules and Regulations thereunder (together with all amendments or supplements thereto, the "Proxy Statement") (or if Purchaser requests a meeting of shareholders of the Acquired Company but does not request that the Acquired Company solicit proxies, an Information Statement);

                    (ii) duly call, give notice of, convene and hold a special meeting of its shareholders and submit this Agreement and any related matters, as appropriate, and the Merger to a vote of the Acquired Company's shareholders as soon as practicable following the expiration or termination of the Offer for the purpose of considering and taking action upon this Agreement and any such related matters;

                    (iii) include in the Proxy Statement (or
Information Statement) the recommendation of its Board of Directors that the shareholders of the Acquired Company vote in favor of the approval and adoption of this Agreement, unless the Board of Directors shall have determined in good faith, based on the written advice of its outside counsel, that withdrawing such recommendation is required in the exercise of the Board of Directors' fiduciary duties under applicable law; and

                    (iv)  use its best efforts (A) to obtain and
furnish the information required to be included by it in the Proxy Statement (or Information Statement) and, after consultation with Purchaser, respond promptly to any comments made by the SEC with respect to the Proxy Statement (or Information Statement) and any preliminary version thereof and cause the Proxy Statement (or Information Statement) to be mailed to its shareholders at the earliest practicable time following the expiration or termination of the Offer and (B) subject to the Board of Director's fiduciary obligations based upon written advice of outside counsel, to obtain the necessary approval of the Merger by its shareholders.

               2.2.13. Closing; Filing of Articles of Merger. Upon the terms and subject to the conditions hereof, as soon as practicable following the satisfaction or waiver of the conditions set forth in Articles VI and VII hereof, the Acquired Company and the Acquisition Sub shall execute and file the Articles of Merger in the manner required by the TBCA, and the parties hereto shall take all such other and further actions as may be required by law to make the Merger effective. Prior to the filing referred to in this Section 2.2.13, a closing (the "Closing") will be held as set forth in Section 8.1 hereof, for the purpose of confirming all of the foregoing.

          2.3 Dissenting Shares. Notwithstanding anything in this Agreement to the contrary, Outstanding Shares which are issued and outstanding immediately prior to the Effective Time and which are held by shareholders who have complied with the procedures for appraisal set forth in the TBCA (the "Dissenting Shares") shall not be converted into or be exchangeable for the right to receive the consideration provided for in Section 2.2.7 hereof, unless and until such holder shall have failed to perfect or shall have effectively withdrawn or lost his or her right to appraisal and payment under the TBCA. If such holder shall have so failed to perfect or shall have effectively withdrawn or lost such right, his or her Outstanding Shares shall thereupon be deemed to have been converted into and to have become exchangeable for, as of the Effective Time, the right to receive the consideration provided for in Section 2.2.7 hereof, without any interest thereon. The Acquired Company will not settle, compromise or pay any amount with respect to any claim for appraisal in connection with the Merger without the prior written consent of Purchaser.

          2.4  Payment for Outstanding Shares.

               2.4.1. Exchange Agent; Funding. Prior to the Effective Time, Purchaser shall designate a bank or trust company to act as Exchange Agent in connection with the Merger (the "Exchange Agent"). At the Effective Time, Purchaser will take all steps necessary to enable and cause the Surviving Corporation to provide the Exchange Agent with the funds necessary to make the payments contemplated by Section 2.2.7 hereof prior to the time that such payments are required to be made by the Exchange Agent.

               2.4.2.    Surrender of Certificate; Payment.
Promptly after the Effective Time, the Exchange Agent shall mail to each record holder (as of the Effective Time) of an outstanding certificate or certificates which immediately prior to the Effective Time represented Outstanding Shares (the "Certificates") a form letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon proper delivery of the Certificates to the Exchange Agent) and instructions for use in effecting the surrender of the Certificates for payment therefor. Upon surrender to the Exchange Agent of a Certificate, together with such letter of transmittal duly executed, and any other required documents, the holder of such Certificate shall be entitled to receive in exchange therefor the consideration set forth in Section 2.2.7 hereof, and such Certificate shall forthwith be cancelled. No interest will be paid or accrued on the cash payable upon the surrender of the Certificates. If payment is to be made to a Person other than the Person in whose name the Certificate surrendered is registered, it shall be a condition of payment that the Certificate so surrendered shall be properly endorsed or otherwise in proper form for transfer and that the Person requesting such payment shall pay any transfer or other taxes required by reason of the payment to a Person other than the registered holder of the Certificate surrendered or establish to the satisfaction of the Surviving Corporation that such tax has been paid or is not applicable. Until surrendered in accordance with the provisions of this Section 2.4.2, each Certificate (other than Certificates representing Outstanding Shares held by Purchaser or the Acquisition Sub or any of their subsidiaries and Dissenting Shares) shall represent for all purposes only the right to receive the consideration set forth in
Section 2.2.7 hereof, without any interest thereon.

               2.4.3. Transfers After Effective Time. After the Effective Time there shall be no transfers on the stock transfer books of the Acquired Company of the shares of Common Stock that were outstanding immediately prior to the Effective Time. If, after the Effective Time, Certificates representing shares of Common Stock which were outstanding immediately prior to the Effective Time are presented to the Surviving Corporation, they shall be cancelled and exchanged for the consideration provided in
Section 2.2.7 in accordance with the procedures set forth in this
Section 2.4.

          2.5 Conduct of the Business of the Acquired Company and its Subsidiaries Prior to Closing.

               2.5.1. Except (i) with the prior consent in writing of Purchaser or with the consent of Purchaser's directors designated pursuant to Section 2.2.11, (ii) as may be required to effect the transactions contemplated by this Agreement or (iii) as provided otherwise in this Agreement, the Company Option Agreement and in the Covenants Not To Compete, the Acquired Company covenants that, between the date of this Agreement and the Effective Time, the Acquired Company and the Subsidiaries will conduct their respective business in the ordinary course, and that they will:
(a) use their reasonable best efforts to preserve the organization of the Acquired Company and the Subsidiaries intact and to preserve the goodwill of customers and others having business relations with the Acquired Company or the Subsidiaries; (b) maintain the properties of the Acquired Company and the Subsidiaries in substantially the same working order and condition as such properties are in as of the date of this Agreement, reasonable wear and tear excepted; (c) keep in force at no less than their present limits all existing bonds and policies of insurance or comparable replacements thereof insuring the Acquired Company, the Subsidiaries and their respective properties; (d) not enter into any contract, commitment, arrangement or transaction of the type described in Section 3.12 hereof or suffer, permit or incur any of the transactions or events described in Section 3.9 hereof to the extent such events or transactions are within the control of the Acquired Company or any of the Subsidiaries (except that the Acquired Company and the Subsidiaries may enter into new license agreements, maintenance agreements and SAR's in the ordinary course of business on terms and prices consistent with historical practices and except for payment of bonuses accrued in the 1993 Financial Statements); (e) not make or permit any change in the Acquired Company's, or any of the Subsidiaries' Articles or Certificates of Incorporation or Bylaws, or in their authorized, issued or outstnding securities (except for the issuance of Common Stock pursuant to exercise of stock options pursuant to the 1983 Plan and the 1985 and 1987 Plans); (f) not grant any stock option or right to purchase any security of the Acquired Company or any of the Subsidiaries, issue any security convertible into such securities, purchase, redeem, retire or otherwise acquire any of such securities, or agree to do any of the foregoing or declare, set aside or pay any dividend or other distribution in respect of such securities; (g) not make any contribution to or distribution from any employee benefit plan, pension plan, stock bonus plan, 401(k) plan or profit sharing plan (except for the payment of any health, disability and life insurance premiums which may become due and except for contributions or distributions required to be made (and not discretionary) pursuant to the terms of any Benefit Plans) and (h) promptly advise Purchaser in writing of any matters arising or discovered after the date of this Agreement which, if existing or known at the date hereof, would be required to be set forth or described in this Agreement or the Exhibits hereto.

               2.5.2. Except after prior notification to, and with the prior written consent of, Purchaser, which consent will not be unreasonably withheld, the Acquired Company will not make or permit any Subsidiary to make, between the date of this Agreement and the Effective Time, any change in their banking or safe deposit arrangements or grant any powers of attorney. A list of all bank accounts, safe deposit boxes (and the contents thereof) and powers of attorney of the Acquired Company and of each Subsidiary (listed by company) and of all persons authorized to act with respect thereto is attached hereto as Exhibit 2.5.2.

               2.5.3. Except with the prior consent in writing of Purchaser, the Acquired Company will not make or permit any Subsidiary to make, between the date of this Agreement and the Effective Time, any material changes in their accounting methods or practices.

          2.6 Filing of Tax Returns. The Acquired Company shall cause all of the Acquired Company's and the Subsidiaries' federal, state and local tax returns required to be timely filed before the Effective Time to be timely and accurately filed with the appropriate taxing authorities. For purposes of this Section 2.6, such returns shall be deemed timely filed if the Acquired Company or the applicable Subsidiary has obtained an extension from the appropriate taxing authority as to the time in which it may file such tax returns. The Acquired Company shall submit all such tax returns to Purchaser at least fifteen days prior to the date they must be filed, and Purchaser shall have the opportunity to comment on and approve such returns, which approval will not unreasonably be withheld. Purchaser or the Surviving Corporation will file all such tax returns due after the Effective Time. All such information shall be true, correct and accurate in all respects.

          2.7 Resignation. The Acquired Company shall deliver at the Closing the resignation of each of the directors (other than directors designated by Purchaser pursuant to Section 2.2.11) and officers of the Acquired Company and the Subsidiaries and each trustee under any Benefit Plan maintained by the Acquired Company or any Subsidiary, such resignations to be effective immediately prior to the Effective Time.

          2.8 Examination of Property and Records. Between the date of this Agreement and the Effective Time, the Acquired Company will allow Purchaser, its counsel and other representatives full access to all the books, records, files, documents, assets, properties, contracts and agreements of the Acquired Company and the Subsidiaries which may be reasonably requested, and the Acquired Company shall furnish Purchaser and the Acquisition Sub, their officers and representatives during such period with all information concerning the affairs of the Acquired Company and the Subsidiaries which may be reasonably requested. Purchaser and the Acquisition Sub will conduct any investigation in a manner which will not unreasonably interfere with the businesses of the Acquired Company and the Subsidiaries. Such information and materials, to the extent they constitute "Evaluation Material," as defined in that certain confidentiality letter from the Acquired Company to Purchaser dated April 6, 1993, shall be held (and returned or destroyed, if necessary) by Purchaser and the Merger Sub in accordance with the terms of such confidentiality letter.

          2.9 Consents and Approvals. The Acquired Company shall use its, and shall cause the Subsidiaries to use their, reasonable best efforts (without requiring the payment of money) to obtain the waiver, consent and approval of all persons whose waiver, consent or approval (i) is required in order to consummate the transactions contemplated by this Agreement or (ii) is required by any agreement, lease, instrument, arrangement, judgment, decree, order or license to which the Acquired Company or any Subsidiary is a party or subject on the Effective Time and (a) which would prohibit or require the waiver, consent or approval of any person to such transactions or (b) under which, without such waiver, consent or approval, such transactions would constitute an occurrence of default under the provisions thereof, result in the acceleration of any obligation thereunder or give rise to a right of any party thereto to terminate its obligations thereunder. All obtained written waivers, consents and approvals shall be produced at Closing in form and content reasonably satisfactory to Purchaser.

          2.10 Covenants Not to Compete. The parties hereto acknowledge that contemporaneously with the execution of this Agreement, those Persons identified on Exhibit 2.10(a) have entered into Covenants Not To Compete substantially in the forms set forth as Exhibit 2.10(b) hereto.

          2.11 Supplying of Financial Statements. The Acquired Company shall deliver to Purchaser all regularly prepared audited and unaudited consolidated and consolidating financial statements of the Acquired Company and the Subsidiaries prepared after the date of this Agreement, in format historically published or utilized internally (as applicable), and any Financial Statements prepared for filing with the SEC, as soon as each is available.

          2.12 No Solicitation. The Acquired Company shall not, and shall not permit any of the Subsidiaries to, and the Acquired Company and the Subsidiaries shall not authorize or permit any officer, director or employee of, or any financial advisor, attorney, accountant or other advisor or representative retained by, the Acquired Company or any of the Subsidiaries to, solicit, initiate, encourage (including by way of furnishing information), endorse or enter into any agreement with respect to, or take any other action to facilitate, any inquiries or the making of any proposal that constitutes, or may reasonably be expected to lead to, any Takeover Proposal (as hereafter defined). The Acquired Company shall immediately advise Purchaser orally and in writing of any Takeover Proposal or any inquiries or discussions with respect thereto. Neither the Board of Directors of the Acquired Company nor any committee thereof shall (a) withdraw or modify, or propose to withdraw or modify, in a manner adverse to Purchaser or the Acquisition Sub the approval or recommendation by the Board of Directors of the Acquired Company of the Offer, the Merger, this Agreement or the Option Agreements or (b) approve or recommend, or propose to approve or recommend, any Takeover Proposal or any other acquisition of Outstanding Shares other than pursuant to the Offer, the Merger, this Agreement and the Option Agreements. Notwithstanding the foregoing, nothing contained in this Agreement shall prevent the Board of Directors of the Acquired Company or any such committee from (i) furnishing or causing to be furnished information concerning the Acquired Company and its businesses, properties or assets to a third party, (ii) engaging in negotiations with a third party and (iii) taking and disclosing to the Acquired Company's shareholders a position with respect to any Takeover Proposal (and, in connection therewith, withdrawing or modifying the approval or recommendation by the Board of Directors of the Offer, the Merger, this Agreement or the Option Agrement) but in each case referred to in the foregoing clauses (i) through
(iii) only to the extent the Board of Directors of the Acquired Company shall have determined in good faith, based on the written advice of its outside counsel, that such action is required under applicable law in the exercise of its fiduciary duties. As used in this Agreement, "Takeover Proposal" shall mean any tender or exchange offer, proposal, other than a proposal by Purchaser or any of its affiliates, for a merger, share exchange or other business combination involving the Acquired Company or any of the Subsidiaries or any proposal or offer to acquire in any manner a substantial equity interest in the Acquired Company or any of the Subsidiaries or a substantial portion of the assets of the Acquired Company or any of the Subsidiaries.

          2.13 Indemnification; Directors' and Officers. Unless otherwise required by law, for a six (6) year period following the purchase by Purchaser or the Acquisition Sub of the Outstanding Shares tendered in the Offer or the purchase of the Outstanding Shares held by the Option Shareholders pursuant to the Shareholder Option Agreement, the Acquired Company prior to the Merger, and the Surviving Corporation following the Merger, shall keep in effect in their respective Articles of Incorporation and Bylaws, with respect to matters occurring prior to or at the Effective Time, those provisions regarding indemnification of, and limitations on, liability of directors and officers contained in Article Eleven and
Section 5.1 of the Acquisition Sub's Articles of Incorporation and Bylaws, respectively, as set forth in Exhibit 5.1, or in the event either of such provisions is repealed or amended during such six-year period, the Acquired Company or the Surviving Corporation, as applicable, shall provide in connection with any such amendment that neither the repeal nor amendment of such provision shall eliminate or reduce the effect of such provision with respect to matters occurring prior to the Effective Time with respect to directors and officers of the Acquired Company. In the case of matters occurring prior to the Effective Time for which a claim for indemnification is made during said six-year period that have not been resolved prior to the expiration of such six-year period, the above described indemnification and limitation of liability provisions shall remain in effect until such matters are finally resolved. During such six-year period, neither Purchaser nor the Acquisition Sub shall cause the Acquired Company, or the Surviving Corporation, as applicable, to be reincorporated or merged into another corporation in any state other than Texas unless (i) such state permits indemnification and limitations on liabilities of the directors and officers of the Acquired Company, with respect to events occurring prior to the Merger,comparable to that provided in the Acquisition Sub's Articles of Incorporation and Bylaws or (ii) such new corporation provides otherwise for comparable protections to the officers and directors of the Acquired Company with respect to events occurring prior to the Merger. The Acquired Company represents to Purchaser and the Acquisition Sub that the only rights to indemnification existing in favor of any of the officers or directors of the Acquired Company are pursuant to the Articles of Incorporation and Bylaws of the Acquired Company or the TBCA. Purchaser shall use its reasonable best efforts to cause to be maintained in effect during such six-year period, with respect to the Acquired Company prior to the Merger and the Surviving Corporation after the Merger, policies of directors and officers liability insurance, with respect to matters occurring prior to the Effective Time at such coverage levels as can be purchased for One Hundred Fifty-Five Thousand Dollars ($155,000.00) per year, but in no event with less coverage than the "limit of liability" and "deductibles" contained in the Acquired Company's current directors and officers liability policy (The Aetna Casualty & Surety Company Policy #095 LB 100 688 413 BCA).

          2.14 HSR Act Filings. As promptly as practicable after the execution of this Agreement, and in any event not later than the third business day following the date of this Agreement, Purchaser and the Acquired Company shall each, in cooperation with the other, make the required filings in connection with the transactions contemplated by this Agreement under the HSR Act with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice, and, as promptly as practicable from time to time thereafter, each party shall make all such further filings and submissions, and take such further action, as may be required in connection therewith. Purchaser and the Acquired Company shall each request early termination of the waiting period with respect to such filings. Each party shall furnish the other all information in its or their possession necessary for compliance by the other with the provisions of this
Section 2.14. Purchaser and the Acquired Company shall each notify the other immediately upon receiving any request for additional information with respect to such filings from either the Antitrust Division of the Department of Justice or the Federal Trade Commission and the party receiving the request shall use its best efforts to comply with such request as soon as possible. Neither party shall withdraw any such filing or submission without the written consent of the other party.

          2.15 Shareholder Option Agreement. Simultaneously with the execution of this Agreement, Purchaser, the Acquisition Sub and each shareholder listed on Exhibit 2.15(a) (collectively, the "Option Shareholders") have entered into a Shareholder Option Agreement substantially in the form set forth in Exhibit 2.15(b).

          2.16 Company Option Agreement. Simultaneously with the execution of this Agreement, the Acquired Company, the Acquisition Sub and Purchaser have entered into a Company Option Agreement, substantially in the form set forth in Exhibit 2.16.

          2.17 Termination of Split Dollar Arrangement. Between the date hereof and the expiration of the Offer, the Acquired Company shall cause the split dollar arrangement identified on
Exhibit 2.17 to be terminated in a manner such that the Acquired Company shall receive the cash surrender value which, if surrendered on the date hereof, would approximate One Million Three Hundred Ninety-Four Thousand Three Hundred Sixty-Six Dollars ($1,394,366.00). The difference between the premiums paid for such arrangement (which premiums as of the date hereof are One Million Three Hundred Nineteen Thousand Five Hundred Seventy-Four Dollars ($1,319,574.00)) and such cash surrender value shall be remitted to the party for whose benefit such arrangement was maintained, less an amount equal to Thirty-Four Thousand Nine Hundred Twenty-Eight Dollars ($34,928.00) for taxes in connection with the termination of such arrangement. Thus, if the payment were made on the date hereof, it would approximate Thirty-Nine Thousand Eight Hundred Sixty-Four Dollars ($39,864.00). Any federal, state, local or other income, excise or other taxes in excess of Thirty-Four Thousand Nine Hundred Twenty-Eight Dollars ($34,928.00) that the Acquired Company is required to pay in connection with such termination will be deducted from the amount payable under the second preceding sentence to the party for whose benefit such arrangement was maintained.

     III. REPRESENTATIONS AND WARRANTIES OF THE ACQUIRED COMPANY.

          The Acquired Company represents and warrants to Purchaser and the Acquisition Sub as follows:

          3.1  Organization, Standing and Foreign Qualification.

               3.1.1. Each of the Acquired Company and the Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the respective jurisdiction of its incorporation as set forth in Exhibit 3.1 and has the requisite corporate power and authority to carry on its business in the places and as it is now being conducted and to own and lease the properties and assets which it now owns or leases.

               3.1.2. Each of the Acquired Company and the Subsidiaries is duly qualified and/or licensed to transact business and in good standing as a foreign corporation in the jurisdictions listed in Exhibit 3.1 hereto, and the character of the property owned or leased by the Acquired Company and the Subsidiaries and the nature of the business conducted by them do not require such qualification and/or licensing in any other jurisdiction.

          3.2 Authority and Status. The Acquired Company has the capacity and authority to execute and deliver this Agreement and the Company Option Agreement, to perform hereunder and thereunder and to consummate the transactions contemplated hereby and thereby without the necessity of any act or consent of any other Person whomsoever, except as set forth on Exhibit 3.8. The execution, delivery and performance by the Acquired Company of this Agreement and each and every other agreement, document and instrument provided for herein have been duly authorized and approved by the

Board of Directors of the Acquired Company. Assuming this Agreement and each and every agreement, document or instrument to be executed, delivered and performed by the Acquired Company in connection herewith are valid and legally binding obligations of Purchaser and the Acquisition Sub, this Agreement and each and every agreement, document and instrument to be executed, delivered and performed by the Acquired Company in connection herewith constitute or will, when executed and delivered, constitute the valid and legally binding obligation of the Acquired Company enforceable against it in accordance with their respective terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws from time to time in effect affecting the enforcement of creditors' rights generally. Attached hereto as
Exhibit 3.2 are true, correct and complete copies of the Articles or Certificates of Incorporation and Bylaws of the Acquired Company and the Subsidiaries.

          3.3 Capitalization. The entire authorized capital stock of the Acquired Company consists of Sixteen Million (16,000,000) shares of stock, of which Fifteen Million (15,000,000) shares are designated Common Stock, par value $.01 per share, and One Million (1,000,000) shares are designated Preferred Stock, par value $.01 per share. Of the total authorized Common Stock, as of June 18, 1993, Three Million Seven Hundred Eighty-Four Thousand Eight Hundred Eighty-Seven (3,784,887) shares were issued and outstanding and Seventy Thousand One Hundred Eighty-One (70,181) shares were held in the Acquired Company's treasury. Of the total authorized Preferred Stock, no shares have been issued. As of June 18, 1993, there were options outstanding under the 1983 Plan and the 1985 and 1987 Plan entitling the optionees thereunder, upon valid exercise, to acquire in the aggregate Two Hundred Nine Thousand Four Hundred (209,400) shares of Common Stock. As of June 15, 1993, there was Seventy-One Thousand Seven Hundred Forty-Nine and 38/100 Dollars ($71,749.38) held in the Stock Purchase Plan representing contributions by the participants thereof. All of the issued and outstanding shares of each of the Subsidiaries owned by the Acquired Company are held free and clear of all liens, claims, charges and encumbrances of any nature whatsoever. All of the Outstanding Shares (and any shares issued pursuant to presently outstanding options, if exercised and purchased at the applicable exercise price) were duly authorized (or will be when issued and the option price paid), validly issued, fully paid and nonassessable. None of the capital stock of the Acquired Company is entitled to or subject to preemptive rights. Other than the requisite shareholder vote to consummate the Merger, the authorization or consent of no other person or entity is required in order to consummate the transactions contemplated herein by virtue of any such person or entity having an equitable or beneficial interest in the Acquired Company or any Subsidiary or the caital stock of the Acquired Company or any Subsidiary. Except as set forth on Exhibit 3.3, there are no outstanding options, warrants, calls, commitments or plans by the Acquired Company or any Subsidiary to issue any additional shares of their capital stock, to pay any dividends on such shares or to purchase, redeem, or retire any outstanding shares of their capital stock, nor are there outstanding any securities or obligations which are convertible into or exchangeable for any shares of capital stock of the Acquired Company. Following the Merger, the Acquired Company will have no obligation to issue, transfer or sell any shares of capital stock of any of the Subsidiaries. Except for the Option Agreements, there are not now, and at the Effective Time there will not be, any voting trusts or other agreements or understandings to which the Acquired Company or any of the Subsidiaries is a party or is bound with respect to the voting of the capital stock of the Acquired Company or any of the Subsidiaries.

          3.4 Absence of Equity Investments. Except for the Subsidiaries and as described in Exhibit 3.4 hereto, the Acquired Company does not, either directly or indirectly, own of record or beneficially any shares or other equity interests in any corporation, partnership, limited partnership, joint venture, trust or other business entity, other than any corporation or business that the Acquired Company would not be required to disclose in its Annual Report on Form 10-K or in an exhibit thereto.

          3.5 Liabilities and Obligations of the Acquired Company and the Subsidiaries; SEC Reports.

               3.5.1. Attached hereto as Exhibit 3.5.1 are true, correct and complete copies of the Acquired Company's (and the Subsidiaries') audited consolidated balance sheets as of March 31, 1991, March 31, 1992 and March 31, 1993 and the related consolidated statements of earnings and retained earnings and cash flows for the years then ended, together with the reports of Ernst & Young thereon (respectively, the "1991, 1992 and 1993 Financial Statements"). The 1991, 1992 and 1993 Financial Statements are complete, have been prepared in accordance with generally accepted accounting principles, consistently applied, fairly present in all material respects the consolidated financial condition of the Acquired Company and the Subsidiaries as of the respective dates thereof and disclose all liabilities of the Acquired Company and the Subsidiaries, whether absolute, contingent, accrued or otherwise, existing as of the date thereof which are of a nature required to be reflected in financial statements prepared in accordance with generally accepted accounting principles.

               3.5.2. Neither the Acquired Company nor any Subsidiary has any liability or obligation (whether accrued, absolute, contingent or otherwise) which is of a nature required to be reflected in financial statements prepared in accordance with generally accepted accounting principles, consistently applied, including, without limitation, any liability which might result from an audit of their tax returns by any appropriate authority, except for (a) the liabilities and obligations of the Acquired Company and the Subsidiaries that are disclosed or reserved against in the 1993 Financial Statements or Exhibit 3.5.2 hereto, to the extent and in the amounts so disclosed or reserved against, and (b) liabilities incurred or accrued in the ordinary course of business since March 31, 1993 and liabilities incurred in connection with the transactions referred to herein.

               3.5.3. Except as disclosed in the 1993 Financial Statements or Exhibit 3.5.2, neither the Acquired Company nor any Subsidiary is in default with respect to any liabilities or obligations, and all such liabilities or obligations shown or reflected in the 1993 Financial Statements or Exhibit 3.5.2 and such liabilities incurred or accrued subsequent to March 31, 1993 have been, or are being, paid and discharged as they become due, and all such liabilities and obligations were incurred in the ordinary course of business except as indicated in Exhibit 3.5.2.

               3.5.4. The Acquired Company has filed all required forms, reports, documents and registration statements (collectively, the "SEC Reports") with the SEC that were required to be filed by it under the Exchange Act or the 1933 Act, all of which were complete and correct in all material respects and have complied in all material respects with all applicable requirements of the 1933 Act and the Exchange Act and the Rules and Regulations promulgated thereunder. As of the time filed, none of the SEC Reports, including without limitation any financial statements or schedules included therein, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

          3.6 Tax Returns. Except as described on Exhibit 3.6, the Acquired Company and the Subsidiaries have, as of the date hereof, and will prior to the Effective Time have, timely and accurately filed all federal, state, foreign and local tax returns and reports required to be filed by them prior to such dates and have timely paid, or will prior to the Effective Time timely pay, all taxes shown on such returns as owed for the periods of such returns, including all withholding or other payroll related taxes shown on such returns. The tax basis of all assets of the Acquired Company and the Subsidiaries as reflected on their books and records is correct and accurate for use in tax periods ending after the Effective Time, assuming no Section 338 election has been made by Purchaser under the Code, and assuming that no change in applicable federal or state tax laws occurs subsequent to the Effective Time. Except as described on Exhibit 3.6, neither the Acquired Company nor any Subsidiary is, nor will any of them become, subject to any additional taxes, interest, penalties or other similar charges as a result of the failure to file timely or accurately, as required by applicable law, any such tax return or to pay timely any amount shown to be due thereon, including, without limitation, any such taxes, interest, penalties or charges resulting from the obtaining of an extension of time to file any return or to pay any tax. No assessments or notices of deficiency or other communications have been received by the Acquired Company or any Subsidiary with respect to any such tax return which has not been paid, discharged or fully reserved in the 1993 Financial Statements or Exhibit 3.6 hereto, and no amendments or applications for refund have been filed or are planned with respect to any such return. Except as set forth on Exhibit 3.6, there are no agreements between the Acquired Company or any Subsidiary and any taxing authority, including, without limitation, the IRS, waiving or extending any statute of limitations with respect o any tax return, and neither the Acquired Company nor any Subsidiary has filed any consent or election under the Code, including, without limitation, any election under Section 341(f) of the Code, other than such consents and elections, if any, reflected in the Acquired Company's consolidated federal income tax return for its taxable year ended March 31, 1992, a true and complete copy of which is attached as Exhibit 3.6.

          3.7 Ownership of Assets and Leases. Exhibit 3.7 attached hereto is a complete and correct list as of the date of this Agreement of all real property and material items of personal property, owned, leased or licensed by the Acquired Company or any Subsidiary (such list identifying which of such properties are owned by the Acquired Company or any Subsidiary and all of the leases, licenses or agreements under which the Acquired Company or any Subsidiary is lessee or licensee or holds or operates any property, real or personal). The Acquired Company and the Subsidiaries have title to all of their respective property and assets, other than leased or licensed property, including those listed and described in Exhibit 3.7 as owned property and assets, in each case free and clear of any liens, security interests, claims, charges, options, rights of tenants or other encumbrances, except as disclosed or reserved against in Exhibit 3.7 (to the extent and in the amounts so disclosed or reserved against) and except for liens arising from current taxes not yet due and payable. Each of the leases, licenses and agreements described in
Exhibit 3.7 is in full force and effect and constitutes a legal, valid and binding obligation of the Acquired Company or the applicable Subsidiary and the other respective parties thereto and is enforceable in accordance with its terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws from time to time in effect affecting the enforcement of creditors' rights generally, and there is not under any of such leases, licenses or agreements any default of the Acquired Company or the applicable Subsidiary or of any other parties thereto (or event or condition which, with notice or lapse of time, or both, would constitute a default). Neither the Acquired Company, nor any Subsidiary, has received any payment from a lessor or licensee in connection with or as inducement for entering into a lease or license in wich the Acquired Company or a Subsidiary is a lessee or licensee, except licenses, fees and similar payment in historical amounts and in the ordinary course of business. All buildings and material items of machinery and equipment owned or leased by the Acquired Company or any Subsidiary are in good operating condition and reasonable state of repair, subject only to ordinary wear and tear. The inventories of the Acquired Company and the Subsidiaries consist only of items of supplies of a quality and quantity usable in the normal course of their businesses and no value therefor is reflected in the 1993 Financial Statements. Neither the Acquired Company nor any Subsidiary has received any notice of violation of any applicable zoning regulation, ordinance or other law, regulation or requirement relating to their operations and properties, whether owned or leased, and there is no such violation or grounds therefor. All of the accounts receivable of the Acquired Company and the Subsidiaries as of the Effective Time will reflect actual transactions and will have arisen in the ordinary course of business. Except pursuant to this Agreement, neither the Acquired Company nor any Subsidiary is a party to any contract or obligation whereby there has been granted to anyone an absolute or contingent right to purchase, obtain or acquire any rights in any material items of the assets, properties or operations of which are owned by the Acquired Company or any Subsidiary or which are used in connection with the business of the Acquired Company or any Subsidiary.

          3.8  Agreement Does Not Violate Other Instruments.
Except as listed in Exhibit 3.8, the execution and delivery of this Agreement by the Acquired Company does not, and the consummation of the transactions contemplated hereby will not, violate any provision of the Articles of Incorporation or Certificate of Incorporation, as amended, or Bylaws, as amended, of the Acquired Company or any Subsidiary or violate or constitute an occurrence of default under any provision of, or conflict with, or result in acceleration of any obligation under, or give rise to a right by any party to terminate its obligations under, any mortgage, deed of trust, conveyance to secure debt, note, loan, lien, lease, agreement, instrument, or any order, judgment, decree or other arrangement to which the Acquired Company or any Subsidiary is a party or is bound or by which the Acquired Company's or any Subsidiaries' assets are affected. Except for the applicable requirements of the HSR Act and as listed or described on Exhibit
3.8 attached hereto, no consent, approval, order or authorization of, or registration, declaration or filing with, any governmental entity is required to be obtained or made by or with respect to the Acquired Company, any Subsidiary or any assets, properties or operations of the Acquired Company or any Subsidiary in connection with the execution and delivery by the Acquired Company of this Agreement or the consummation of the transactions contemplated hereby.

          3.9 Absence of Certain Changes or Events. Except as disclosed on Exhibit 3.9, since March 31, 1993, the Acquired Company and each of the Subsidiaries has operated in the ordinary course of business and there has not been (i) any damage, destruction or other casualty loss with respect to property owned or leased by the Acquired Company or any of the Subsidiaries, whether or not covered by insurance, or any strike, work stoppage or slowdown or other labor trouble involving the Acquired Company or any of the Subsidiaries, (ii) any increase in dividends or employee compensation or benefits payable by the Acquired Company except for normal increases in compensation consistent, in amounts and timing, with historical practices, (iii) any change in accounting methods, or (iv) any transaction, commitment, dispute or other event or condition that would result in any adverse change in the assets, business, operations, condition (financial or otherwise) or results of operations of the Acquired Company and the Subsidiaries.

         3.10  Litigation.  Except as otherwise set forth in
Exhibit 3.10 hereto, there is no suit, action, proceeding, claim or investigation pending or, to the best knowledge and belief of the

Acquired Company, threatened against or affecting the Acquired
Company or any Subsidiary, and, to the best knowledge and belief of the Acquired Company, there exists no basis or grounds for any such suit, action, proceeding, claim or investigation.

         3.11 Licenses and Permits; Compliance With Law. The Acquired Company and the Subsidiaries hold all licenses, certificates, permits, franchises and rights from all appropriate federal, state or other public authorities necessary for the conduct of their respective businesses and the use of their respective assets. All such licenses, certificates, permits, franchises and rights are listed in Exhibit 3.11. Except as noted in Exhibit 3.11, the Acquired Company and the Subsidiaries presently are conducting their respective businesses so as to comply with all applicable statutes, ordinances, rules, regulations and orders of any governmental authority. Further, the Acquired Company and the Subsidiaries are neither presently charged with, or under governmental investigation with respect to, any actual or alleged violation of any statute, ordinance, rule or regulation, nor presently the subject of any pending or, to the best knowledge and belief of the Acquired Company, threatened adverse proceeding by any regulatory authority having jurisdiction over their respective businesses, properties or operations. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will result in the termination of any license, certificate, permit, franchise or right held by the Acquired Company or any Subsidiary, and all such licenses, certificates, permits, franchises and rights will inure to the benefit of the Surviving Corporation after the transactions contemplated by this Agreement.

         3.12 Contracts, Etc. Exhibit 3.12 hereto consists of a true and complete list of all contracts, agreements, commitments and other instruments (whether oral or written) to which the Acquired Company or any Subsidiary is a party that: (i) involve a receipt or an expenditure by the Acquired Company or any Subsidiary or require the performance of services or delivery of goods to, by, through, on behalf of or for the benefit of the Acquired Company or any Subsidiary, which in each case relates to a contract, agreement, commitment or instrument that either (A) requires payments or receipts in excess of $25,000.00 per year or (B) is not terminable by the Acquired Company on notice of thirty (30) days or less without penalty or the Acquired Company being liable for damages; or (ii) involve an obligation for the performance of services or delivery of goods by the Acquired Company that cannot, or in reasonable probability will not, be performed within thirty
(30) days from the dates as of which these representations are made. Exhibit 3.12 also sets forth (whether oral or written):

              3.12.1. Any contracts, agreements, commitments or other instrument with any customer of the Acquired Company or any Subsidiary, including without limitation any Service Authorization Requests ("SAR's"), information systems support agreements, consulting services agreements, processing services agreements, software license agreements or other licenses, maintenance or service agreements, purchase commitments, installation agreements or data processing agreements;

              3.12.2. Any lease, rental agreement or other contract or commitment affecting the ownership or leasing of, title to or use of any interest in real or personal property and any maintenance or service agreements relating to any real or personal property;

              3.12.3.    Any note receivable;

              3.12.4. Any contract or commitment providing for payments based in any manner upon the sales, purchases, receipts, income or profits of the Acquired Company or any Subsidiary;

              3.12.5.    Any franchise agreement, marketing
agreement or royalty agreement (and with respect to each such agreement, Exhibit 3.12 sets forth the aggregate royalties or similar payment paid or payable thereunder by the Acquired Company or any Subsidiary as of the date hereof);

             3.12.6. Any employment contract or arrangement regarding employees or independent contractors (including without limitation any standard form contracts such as employee nondisclosure agreements or microcomputer software consultant/employee agreements), or for any continuing payment of any type or nature, including, without limitation, any severance, termination, parachute, or other payments (whether due to a change in control, termination or otherwise) and bonuses and vested commissions. Exhibit 3.12 also includes a listing of any such agreements for which the standard form was materially or substantially modified or materially or substantially altered, and any contracts that are not in the standard form. Other than the standard form agreements listed on Exhibit 3.12, those listed variations from the standard form agreements and those listed agreements that are not in the standard form, there are no other agreements of the type referred to in this Section 3.12.6;

             3.12.7. Any contract, agreement, understanding or arrangement restricting the Acquired Company or any Subsidiary from carrying on its business anywhere in the world; and

             3.12.8. Any instrument or arrangement evidencing or related to indebtedness for money borrowed or to be borrowed, whether directly or indirectly, by way of purchase money obligation, guaranty, subordination, conditional sale, lease-purchase or otherwise.

          Contemporaneously with the delivery of the Exhibits to this Agreement, the Acquired Company has delivered a true and complete copy of each such written contract, agreement, commitment or instrument and a comprehensive summary of each such oral contract, agreement, commitment or instrument, certified as such by a duly authorized officer of the Acquired Company. All of the contracts, agreements, policies of insurance or instruments described in Exhibits 3.7, 3.12, 3.13.2, 3.15 or 3.18 hereto are valid and binding upon the Acquired Company or the applicable Subsidiary and the other parties thereto and are in full force and effect and enforceable in accordance with their terms, and neither the Acquired Company, the applicable Subsidiary nor, to the best knowledge and belief of the Acquired Company, any other party to any such contract, commitment or arrangement has breached any provision of, or is in default under, the terms thereof; and there are no existing facts or circumstances which would prevent the work in process of the Acquired Company or any Subsidiary or their contracts and agreements from maturing upon performance by the Acquired Company or the applicable Subsidiary into collectible accounts receivable in the aggregate in amounts consistent with historical experience. Except as set forth on Exhibit 3.12, there are no contracts or commitments that require the performance of services or provision of goods by the Acquired Company at a direct cost or with a value for each such contract or commitment in excess of the revenue to be derived pursuant to the terms of such contract or commitment. Except for terms specifically described in Exhibit 3.12, neither the Acquired Company nor any Subsidiary has received any payment from any contracting party in connection with or as an inducement for entering into any contract, agreement, policy or instrument except for payment for actual services rendered or to be rendered by such Acquired Company or Subsidiary consistent with amount historically charged for such servies.

         3.13  Intellectual Property; Computer Software.

              3.13.1. Exhibit 3.13.1 hereto sets forth a complete and correct list of all trademarks, tradenames, service marks, service names, brand names, copyrights and patents, registrations thereof and applications therefor, applicable to or used in the businesses of the Acquired Company or any Subsidiary, together with a complete list of all licenses granted by or to the Acquired Company or any Subsidiary with respect to any of the above. All such trademarks, tradenames, service marks, service names, brand names, copyrights and patents are owned by the Acquired Company or a Subsidiary, free and clear of all liens, claims, security interests and encumbrances. Except as set forth on Exhibit 3.13.1, neither the Acquired Company nor any Subsidiary is currently in receipt of any notice of any violation of, and neither the Acquired Company nor any Subsidiary is violating, the rights of others in any trademark, tradename, service mark, copyright, patent, trade secret, know-how or other intangible asset.

              3.13.2. (i) Exhibit 3.13.2(i) contains a complete and accurate list of all computer software owned by the Acquired Company or a Subsidiary (the "Owned Software"). Except as set forth on Exhibit 3.13.2(i), the Acquired Company has title to the Owned Software, free and clear of all claims, including claims or rights of employees, agents, consultants, customers, licensees or other parties involved in the development, creation, marketing, maintenance, enhancement or licensing of such computer software. Except as set forth on Exhibit 3.13.2(i) and except for commercially available, over-the-counter "shrinkwrap" software, the Owned Software is not dependent on any Licensed Software (as defined in subsection (ii) below) in order to fully operate in the manner in which it is intended. No Owned Software has been published or disclosed to any other parties, except as set forth on
Exhibit 3.13.2(i), and except pursuant to contracts requiring such other parties to keep the Owned Software confidential. No such other party has, to the best knowledge and belief of the Acquired Company, breached any such obligation of confidentiality.

              3.13.2(ii) Exhibit 3.13.2(ii) contains a complete and accurate list of all software (other than commercially available over-the-counter "shrinkwrap" software) (the "Licensed Software") under which the Acquired Company or any Subsidiary is a licensee, lessee or otherwise has obtained the right to use.
Exhibit 3.13.2(ii) also sets forth a list of all license fees, rents, royalties or other charges that the Acquired Company or any Subsidiary is required or obligated to pay with respect to Licensed Software. The Acquired Company and any Subsidiary utilizing such Licensed Software has the right and license to use, sublicense, modify and copy Licensed Software as set forth in any license agreements listed in Exhibit 3.13.2(ii), free of any other limitations or encumbrances. The Acquired Company and the Subsidiaries are in full compliance with all provisions of any license, lease or other similar agreement pursuant to which any of them has rights to use the Licensed Software. Except as disclosed on Exhibit 3.13.2(ii), none of the Licensed Software has been incorporated into or made a part of any Owned Software or any other Licensed Software. Neither the Acquired Company nor any Subsidiary has published or disclosed any Licensed Software to any other party except, in the case of Licensed Software which the Acquired Company or a Subsidiary leases or markets to others, in accordance with and as permitted by any license, lease or similar agreement relating to the Licensed Software and except pursuant to contracts requiring such other parties to keep the Licensed Software confidential. No party to whom the Acquired Company or a Subsidiary has disclosed Licensed Software has, to the best knowledge and belief of the Acquired Company, breached such obligation of confidentiality.

              3.13.2(iii) The Owned Software and Licensed Software and commercially available over-the-counter "shrinkwrap" software constitute all software used in the businesses of the Acquired Company and the Subsidiaries (the "Acquired Company Software").
Exhibit 3.13.2(iii) sets forth a list of all contract programmers, independent contractors, nonemployee agents and persons or other entities (other than employees) who have performed, within the last three (3) years, computer programming services for the Acquired Company or any Subsidiary and identifies all contracts and agreements pursuant to which such services were performed. Except as set forth on Exhibit 3.13.2(iii), each such Person providing computer programming services for the Acquired Company or any Subsidiary has executed a copy of the form contract set forth on
Exhibit 3.13.2(iii). The contracts containing any material exceptions to the standard forms are set forth in Exhibit 3.13.2(iii). The transactions contemplated herein will not cause a breach or default under any licenses, leases or similar agreements relating to the Acquired Company Software or impair Purchaser's, the Acquisition Sub's, the Acquired Company's or any

Subsidiary's ability to use the Acquired Company Software in the same manner as such computer software is currently used by the Acquired Company or the Subsidiaries. Neither the Acquired Company nor any Subsidiary is infringing any intellectual property rights of any other person or entity with respect to the Acquired Company Software, and, to the best knowledge and belief of the Acquired Company, no other person or entity is infringing any intellectual property rights of the Acquired Company or any Subsidiary with respect to the Acquired Company Software.

              3.13.2(iv) The Acquired Company, the Subsidiaries and, to the best knowledge and belief of the Acquired Company, all other parties to any licensing, leasing or similar arrangements under which the Acquired Company or a Subsidiary is the licensor, lessor or has otherwise granted the right to use the Acquired Company Software are in full compliance therewith and are not in breach of their obligations with respect thereto. Neither the Acquired Company nor any Subsidiary is a party to any license, installation agreement, maintenance agreement, data processing agreement, services agreement or other agreement pursuant to which it is committed to perform software installation, modifications, enhancements, maintenance or services without payment or for payments which, in the aggregate for each such agreement, are less than the cost to perform such installation, modifications, enhancements, maintenance or services, except as set forth on
Exhibit 3.13.2(iv). Except for licenses listed on Exhibit 3.13.2(iv), neither the Acquired Company nor any Subsidiary has granted any licenses, leases or other rights and has no obligations to grant licenses, leases or other rights with respect to the Acquired Company Software. The Acquired Company and the Subsidiaries have complied with their obligations to their customers, licensees and lessees in respect of the Acquired Company Software.

              3.13.2(v) Exhibit 3.13.2(v) lists and separately identifies all agreements pursuant to which the Acquired Company or any Subsidiary has been granted rights to market software owned by third parties and all agreements pursuant to which the Acquired Company or any Subsidiary has granted marketing rights in the Acquired Company Software to third parties. With respect to marketing rights granted by a third party to the Acquired Company or any Subsidiary, except as set forth on Exhibit 3.13.2(v) hereto, such marketing rights have been granted exclusively to the Acquired Company or a Subsidiary.

              3.13.2(vi) The Acquired Company and the Subsidiaries have not taken or failed to take any actions under the law of any applicable foreign jurisdictions where the Acquired Company or a Subsidiary has marketed or licensed Acquired Company Software that would restrict or limit the ability of the Acquired Company or any Subsidiary to protect, or prevent them from protecting, their ownership interests in, confidentiality rights of, and rights to market, license, modify or enhance, the Acquired Company Software.

          3.14 Labor Matters. Exhibit 3.14 sets forth a list of all current employees and independent contractors of the Acquired

Company and the Subsidiaries and their current salaries or rates. Except as set forth on Exhibit 3.14, within the last three (3) years neither the Acquired Company nor any Subsidiary has been the subject of any union activity or labor dispute, nor has there been any strike of any kind called or, to the best knowledge and belief of the Acquired Company, threatened to be called against either of them. Except as set forth on Exhibit 3.14, neither the Acquired Company nor any Subsidiary has violated any applicable federal or state law or regulation relating to labor or labor practices.
Exhibit 3.14 sets forth a true, correct and complete list of employer loans or advances from the Acquired Company and each Subsidiary to their employees. As of the Closing Date, the Acquired Company and all Subsidiaries are in substantial compliance with all applicable requirements of the Immigration and Nationality Act of 1952, as amended by the Immigration Reform and Control Act of 1986 and the regulations promulgated thereunder (hereinafter collectively referred to as the "Immigration Laws"), including, without limitation, the requirements that:

               (1) the Acquired Companies and the Subsidiaries employ only United States citizens and aliens lawfully authorized to work in the United States;

               (2) within 3 days of the actual commencement of employment, each employee hired by the Acquired Company or any of the Subsidiaries on or after June 1, 1987 has completed and executed an Employment Eligibility Verification form ("Form I-9") and that an authorized agent or representative of such employing entity has completed (which includes the examination of identity and employment eligibility documents recognized under the Immigration Laws and provided for inspection by such employees) and executed the Form I-9 for each such employee; and

               (3) by September 1, 1987, all employees hired between November 7, 1986 and May 31, 1987, inclusive, who were on the payroll of the Acquired Company or any of the Subsidiaries as of June 1, 1987, had completed and executed a Form I-9 and that an authorized agent or representative of such employing entity completed and executed the Form I-9 for each such employee.

All such Forms I-9 have been retained and updated in accordance with the Immigration Laws, and shall remain the property of such employing entity subsequent to the Closing. All employees for whom there are no completed and executed Forms I-9 on file with such employing entity, which employees are listed, together with their dates of hire by such employing entity, on Exhibit 3.14(a) attached hereto, were hired on or before November 6, 1986 and have worked since that time continuously for such employing entity such that they are "grandfathered" employees within the meaning of the Immigration Laws. Neither the Acquired Company nor the Subsidiaries are, as of the Closing Date, in violation of the Immigration Laws and have never been found by the Immigration and Naturalization Service or any court to be in violation of the Immigration Laws.

          3.15 Benefit Plans.

             3.15.1. Exhibit 3.15 lists every pension, retirement, profit-sharing, deferred compensation, stock option, employee stock ownership, severance pay, vacation, bonus or other incentive plan, any medical, vision, dental or other health plan, any life insurance plan or any other employee benefit plan or fringe benefit plan, any other written or unwritten employee program, arrangement, agreement or understanding, commitments or methods of contribution or compensation (whether arrived at through collective bargaining or otherwise), whether formal or informal, whether funded or unfunded, and whether legally binding or not, including, without limitation, any "employee benefit plan," as that term is defined in Section 3(3) of ERISA, which is currently or previously adopted, maintained, sponsored in whole or in part, or contributed to by the Acquired Company or any ERISA Affiliate of the Acquired Company, for the benefit of, providing any remuneration or benefits to, or covering any current or former employee, retiree, dependent, spouse or other family member or beneficiary of such employee or retiree, director, independent contractor, shareholder, officer or consultant of the Acquired Company or any ERISA Affiliate of the Acquired Company or under (or in connection with) which the Acquired Company or an ERISA Affiliate of the Acquired Company has any contingent or noncontingent liability of any kind whether or not probable of assertion (collectively, the "Benefit Plans"). Any of the Benefit Plans which is an "employee pension benefit plan," as that term is defined in Section 3(2) of ERISA, or an "employee welfare benefit plan" as that term is defined in Section 3(1) of ERISA, is referred to herein as an "ERISA Plan." No Benefit Plan is or has been a multiemployer plan within the meaning of Section 3(37) of ERISA.

             3.15.2. Exhibit 3.15 also lists, with respect to all Benefit Plans listed in Exhibit 3.15: (a) all trust agreements or other funding arrangements, including insurance contracts, all annuity contracts, financial contributions, actuarial statements or valuations, fidelity bonds, fiduciary liability policies, investment manager or advisory contracts, corporate resolutions of memoranda, administrative committee minutes or memoranda or records, and all amendments (if any) thereto, (b) where applicable, with respect to any such plans or plan amendments, the most recent determination letters issued by the IRS, (c) all communications or other correspondence issued within the last six (6) years by any governmental agency, including without limitation, the IRS, DOL and the PBGC with respect to such Benefit Plan, (d) annual reports or returns and audited or unaudited financial statements for the most recent three plan years and any amendments thereto, and (e) the most recent summary plan descriptions, any material modifications thereto, and all material employee communications with respect to such Benefit Plans. Contemporaneous with the delivery of the Exhibits to this Agreement, the Acquired Company has delivered a true and complete copy of each such Benefit Plan, agreements, letters, rulings, opinions, letters, reports, returns, financial statements and summary plan descriptions described in Sections
3.15.1 or 3.15.2 hereof, certified as such by a duly authorized officer of the Acquired Company.

               3.15.3. All the Benefit Plans and any related trusts subject to ERISA comply with and have been administered in substantial compliance with the provisions of ERISA, all applicable provisions of the Code relating to qualification and tax exemption under Code Sections 401(a) and 501(a) or otherwise necessary to secure intended tax consequences, all applicable state or federal securities laws and all other applicable laws, rules and regulations and collective bargaining agreements, and the Acquired Company has not received any notice from any governmental agency or instrumentality questioning or challenging such compliance. All available governmental approvals for the Benefit Plans which have been obtained, including, but not limited to, timely determination letters on the qualification of the ERISA Plans and tax exemption of related trusts, as applicable, under the Code and timely registration and disclosure under applicable securities laws, and all such governmental approvals continue in full force and effect. No event has occurred which will or could give rise to disqualification of any such Benefit Plan under sections 401(a) or 501(a) of the Code or to a tax under Section 511 of the Code.

               3.15.4. Neither the Acquired Company nor, to the best knowledge and belief of the Acquired Company, any administrator or fiduciary of any such Benefit Plan (or agent or delegate of any of the foregoing) has engaged in any transaction or acted or failed to act in any manner which could subject the Acquired Company to any direct or indirect liability (by indemnity or otherwise) for a breach of any fiduciary, co-fiduciary or other duty under ERISA. No material oral or written representation or communication with respect to any aspect of the Benefit Plans has been or will be made to employees of the Acquired Company prior to the Closing Date which is not in accordance with the written or otherwise preexisting terms and provisions of such Benefit Plans in effect immediately prior to the Closing Date, except for any amendments or terminations required by the terms of this Agreement. There are no unresolved claims or disputes under the terms of, or in connection with, the Benefit Plans (other than routine undisputed claims for benefits under the health care plans maintained by the Acquired Company), and no action, legal or otherwise, has been commenced with respect to any claim (including claims for benefits under the health care plans maintained by the Acquired Company).

               3.15.5. All annual reports or returns, audited or unaudited financial statements, actuarial valuations, summary annual reports and summary plan descriptions issued with respect to the Benefit Plans are correct and accurate in all material respects as of the dates thereof; and there have been no amendments filed to any of such reports, returns, statements, valuations or descriptions or required to make the information therein true and accurate.

               3.15.6. Neither the Acquired Company nor, to the best knowledge and belief of the Acquired Company, any other "party in interest" (as defined in Section 3(14) of ERISA) or "disqualified person" (as defined in Section 4975(e)(2) of the Code) of any Benefit Plan has engaged in any "prohibited transaction" (within the meaning of Sections 503(b) or 4975(c) of the Code or Section 406 of ERISA) with respect to such Benefit Plan, for which there is no statutory, regulatory or individual or class exemption. There has been no (a) "reportable event" (as defined in Section 4043 of ERISA), or event described in Section 4063(a) of ERISA or (b) termination or partial termination, withdrawal or partial withdrawal with respect to any of the ERISA Plans which the Acquired Company or any ERISA Affiliate of the Acquired Company maintains or contributes to or has maintained or contributed to or was required to maintain or contribute to for the benefit of employees of the Acquired Company or any ERISA Affiliate of the Acquired Company now or formerly in existence.

               3.15.7.   For any ERISA Plan which is an employee
pension benefit plan as defined in ERISA Section 3(2), the fair market value of such Benefit Plan's assets equals or exceeds the present value of all benefits (whether vested or not) accrued to date by all participants in such Benefit Plan. For this purpose the assumptions prescribed by the Pension Benefit Guaranty
Corporation for valuing plan assets or liabilities upon plan termination shall be applied and the term "benefits" shall include the value of any early retirement or ancillary benefits (including shutdown benefits) provided under any Benefit Plan. As of the Closing Date, full payment will have been made of all amounts which the Acquired Company is required to have made at or prior to such time, under any applicable law, as a contribution to any Benefit
Plan of the Acquired Company or of an ERISA Affiliate of the Acquired Company, and no accumulated funding deficiency (as defined in ERISA (Section) 302 or Code (Section) 412), whether or not waived, will exist with respect to any Benefit Plan.

               3.15.8. As of March 31, 1993, the Acquired Company had no current or future liability with respect to any events or matters occurring, arising or accruing on or prior to such date under any Benefit Plan that was not reflected in the 1993 Financial Statements.

               3.15.9. The Acquired Company does not maintain any Benefit Plan providing deferred or stock based compensation which is not reflected in the 1993 Financial Statements.

               3.15.10. Neither the Acquired Company nor any ERISA Affiliate of the Acquired Company has maintained, and neither now maintains, a Benefit Plan providing welfare benefits (as defined in ERISA Section 3(1)) to employees after retirement or other separation of service except to the extent required under Part 6 of Title I of ERISA and Code Section 4980B.

               3.15.11. The consummation of the transactions contemplated by this Agreement will not (i) entitle any current or former employee (or any spouse, dependent or other family member of such employee) of the Acquired Company or any ERISA Affiliate of the Acquired Company to severance pay, unemployment compensation or any payment contingent upon a change in control or ownership of the Acquired Company, or (ii) accelerate the time of payment or vesting, or increase the amount, of any compensation due to any such employee or former employee (or any spouse, dependent or other family member of such employee) (other than pursuant to the 1983 Plan, the 1985 and 1987 Plans and the offer letter referred to on
Exhibit 2.2.9(c)).

               3.15.12. All Benefit Plans subject to section 4980B of the Code as amended from time to time or Part 6 of Title I of ERISA or both have been maintained in good faith compliance with the requirements of such laws and any regulations (proposed or otherwise) issued thereunder.

               3.15.13. No liability to the PBGC has been incurred as of the Closing Date by the Acquired Company or any ERISA
Affiliate of the Acquired Company, except for PBGC insurance premiums, and all such insurance premiums incurred or accrued up to and including the Closing Date have been timely paid.

          3.16 Customers. Exhibit 3.16 attached hereto consists of a true and correct list of all of the customers of the Acquired Company and the Subsidiaries within the preceding twenty-four months setting forth as to each customer its name, address, telephone number and principal person of contact. Neither the Acquired Company nor the Subsidiaries has received any notice, or has knowledge that any customer of the Acquired Company or the Subsidiaries as of March 31, 1993 has taken or will take any steps which could disrupt the business relationship of the Acquired Company or the Subsidiaries with such customer or could result in a diminution in the value of the business of the Acquired Company or such Subsidiary as a going concern.

          3.17 Environmental Matters.  Except as set forth in
Exhibit 3.17, no real property now or previously owned or used by the Acquired Company or any Subsidiary or now or previously owned or leased by the Acquired Company or any Subsidiary (the "Real Property") has been used by the Acquired Company or any Subsidiary or, to the best knowledge and belief of the Acquired Company, any other party for the handling, treatment, storage or disposal of any Hazardous Substance. Except as set forth in Exhibit 3.17, no release, discharge, spillage or disposal into the environment of any Hazardous Substance and no soil, water or air contamination by any Hazardous Substance has occurred or is occurring in, from or on the Real Property (a) by virtue of the actions or failure to act of any of the Acquired Company or any Subsidiary or (b) to the best knowledge and belief of the Acquired Company and all Subsidiaries, by virtue of the actions or failure to act of any other party. Except as set forth in Exhibit 3.17, the Acquired Company and all Subsidiaries have complied with all reporting requirements under any applicable federal, state or local environmental laws and permits with respect to the Real Property, and there are no existing violations by the Acquired Company or any Subsidiary of any such environmental laws or permits with respect to the Real Property. Except as set forth in Exhibit 3.17, there are no claims, actions, suits, proceedings or investigations related to the presence, release, production, handling, discharge, spillage, transportation or disposal of any Hazardous Substance or ambient air conditions or contamination of soil, water or air by any

Hazardous Substance pending or threatened (1) with respect to the Real Property (a) by virtue of the actions or failure to act of the Acquired Company or any Subsidiary or (b) to the best knowledge and belief of the Acquired Company or any Subsidiary, by virtue of the actions or failure to act of any other party, or (2) otherwise against the Acquired Company or any Subsidiary,in any court or before any state, federal or other governmental agency or private arbitration tribunal and, to the best knowledge and belief of the Acquired Company, there is no basis for any such claim, action, suit, proceeding or investigation (i) with respect to the Real
Property (a) by virtue of the actions or failure to act of the Acquired Company or any Subsidiary or (b) to the best knowledge and belief of the Acquired Company or any Subsidiary, by virtue of the actions or failure to act of any other party, or (ii) otherwise against the Acquired Company or any Subsidiary. Except as disclosed on Exhibit 3.17, to the best knowledge and belief of the Acquired Company or any Subsidiary, there are no underground storage tanks on the Real Property. To the best knowledge and belief of the Acquired Company or any Subsidiary, no building or other improvement included in the Real Property contains any exposed or friable asbestos or any asbestos-containing materials, and such buildings and improvements are free from radon contamination. For the purposes of this Agreement, "Hazardous
Substance" shall mean any hazardous or toxic substance or waste as those terms are defined by any applicable federal, state or local law, ordinance, regulation, policy, judgment, decision, order or decree, including, without limitation, the Comprehensive
Environmental Recovery Compensation and Liability Act, 42 U.S.C.
9601 et seq., the Hazardous Materials Transportation Act, 49 U.S.C. (Section) 1801 et. seq. and the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq., and petroleum, petroleum products and oil.

          3.18 Insurance. Set forth in Exhibit 3.18 is a complete list of all insurance policies which the Acquired Company and the Subsidiaries maintained with respect to its businesses, properties or employees within the preceding thirty-six months. Except as set forth in Exhibit 3.18, such policies are in full force and effect and no event has occurred which would give any insurance carrier a right to terminate any such policy. Such policies are adequate to insure against risks to which the Acquired Company, any Subsidiary and their respective properties and assets are exposed in the operation of their respective businesses in such amounts and types of coverage as are commercially reasonable and are consistent with practices in the industry in which the Acquired Company operates. Except as set forth in Exhibit 3.18, since March 31, 1992, there has not been any change in the Acquired Company's or any Subsidiaries' relationship with their respective insurers or in the premiums payable pursuant to such policies.

          3.19 Related Party Relationships.  Except as set forth in
Exhibit 3.19, no shareholder owning greater than a five percent (5%) interest in the Acquired Company, no affiliate or member of the immediate family of any such shareholder, and no officer or director or member of the immediate family of such officer or director of the Acquired Company or any Subsidiary possesses, directly or indirectly, any beneficial interest in, or is a director, officer or employee of, or member of the immediate family of a director, officer or employee of, any corporation, partnership, firm, association or business organization that is a client, supplier, customer, lessor, lessee, lender, creditor, borrower, debtor or contracting party with or of the Acquired Company or any Subsidiary (except as a stockholder holding less than a one percent interest in a corporation whose shares are traded on a national or regional securities exchange or in the over-the-counter market).

          3.20 Schedule 14D-9; Proxy Statement; Information Statement; Offer to Purchase and Schedule 14D-1. Except for information supplied by Purchaser in writing for inclusion therein, the Schedule 14D-9, including any amendments or supplements thereto, and any proxy or information statement and related materials distributed to the Acquired Company's shareholders in connection with a special meeting of the Acquired Company's shareholders called to vote on, or with a consent action with respect to, the Merger will comply in all respects with the requirements of the Exchange Act and the rules and regulations thereunder. None of the information supplied by the Acquired Company for inclusion in the Offer to Purchase or Schedule 14D-1 relating to the Offer, will be false or misleading with respect to any material fact or will omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

          3.21 Exhibits. All Exhibits attached hereto are true, correct and complete as of the date of this Agreement and will be true, correct and complete as of the date the Purchaser and the Acquired Company purchase the Outstanding Shares tendered in the Offer, except to the extent that such Exhibits may be untrue, incorrect or incomplete due to changes occurring due to the operation of the Acquired Company and the Subsidiaries in the ordinary course. Matters disclosed on each Exhibit shall be deemed disclosed only for purposes of the matters to be disclosed on such Exhibit and shall not be deemed to be disclosed for any other purpose unless expressly provided therein.

          3.22 Disclosure and Absence of Undisclosed Liabilities. No statement contained herein or in any certificate, schedule, list, exhibit or other instrument furnished to Purchaser pursuant to the provisions hereof contains or will contain any untrue statement of any material fact.

     IV.  SECURITIES LAWS.

          In connection with the transactions contemplated by this Agreement, the parties hereto agree to cooperate with one another in complying with the provisions of the 1933 Act and the Exchange Act, and the General Rules and Regulations thereunder, and all other applicable federal and state securities laws, and each of them agrees to furnish the other, or its counsel, with such information and to take such actions, as may be reasonably requested in respect of such compliance.

     V.   REPRESENTATIONS AND WARRANTIES
          OF PURCHASER AND THE ACQUISITION SUB.

          Purchaser and the Acquisition Sub, jointly and severally, represent and warrant to the Acquired Company as follows:

          5.1 Organization and Standing. Purchaser is a duly organized and validly existing corporation in good standing under the laws of the State of South Carolina. The Acquisition Sub is a duly organized and validly existing corporation in good standing under the laws of the State of Texas, and attached hereto as
Exhibit 15.1 are true and correct copies of the Articles of Incorporation and Bylaws of the Acquisition Sub.

          5.2 Corporate Power and Authority. Each of Purchaser and the Acquisition Sub has the capacity and authority to execute and deliver this Agreement, to perform hereunder and to consummate the transactions contemplated hereby without the necessity of any act or consent of any other Person whomsoever. The execution, delivery and performance by Purchaser and the Acquisition Sub of this Agreement and each and every agreement, document and instrument provided for herein have been duly authorized and approved by their respective Boards of Directors (or Executive Committees thereof). Assuming this Agreement, and each and every other agreement, document and instrument to be executed, delivered and performed by Purchaser and the Acquisition Sub in connection herewith are valid and legally binding on the Acquired Company or the Option Shareholders, this Agreement, and each and every other agreement, document and instrument to be executed, delivered and performed by Purchaser and the Acquisition Sub in connection herewith, constitute or will, when executed and delivered, constitute the valid and legally binding obligations of Purchaser and the Acquisition Sub, as applicable, enforceable against each of them in accordance with their respective terms, except as enforceability may be limited by applicable equitable principles, or by bankruptcy, insolvency, reorganization, moratorium, or similar laws from time to time in effect affecting the enforcement of creditors' rights generally.

          5.3  Agreement Does Not Violate Other Instruments.
Except as set forth on Exhibit 5.3, the execution and delivery of this Agreement by Purchaser and the Acquisition Sub do not, and the consummation of the transactions contemplated hereby will not, violate any provisions of the Articles of Incorporation, as amended, or Bylaws, as amended, of Purchaser or of the Acquisition Sub, or violate or constitute an occurrence of default under any provision of, or conflict with, result in acceleration of any obligation under, or give rise to a right by any party to terminate its obligations under, any mortgage, deed of trust, conveyance to secure debt, note, loan, lien, lease, agreement, instrument, or any order, judgment, decree or other arrangement to which Purchaser or the Acquisition Sub is a party or is bound or by which any of their respective assets are affected. Except for the applicable requirements of the HSR Act and as set forth on Exhibit 5.3, no consent, approval, order or authorization of, or registration, declaration or filing with, any governmental entity is required to be obtained or made by or with respect to Purchaser or the Acquisition Sub or any assets, properties or operations of Purchaser or the Acquisition Sub in connection with the execution and delivery by Purchaser and the Acquisition Sub of this Agreement or the consummation of the transactions contemplated hereby.

          5.4 Financing. Purchaser will, prior to the earliest date on which it will be able to purchase Outstanding Shares pursuant to the Offer and the Merger, respectively, in accordance with the terms thereof, have available funds sufficient to complete the Offer and the Merger and to pay in full for all of the Outstanding Shares and payments to option holders and employees pursuant to Sections 2.2.9 (a), (b) and (c) hereof.

     VI.  CONDITIONS PRECEDENT TO OBLIGATIONS OF
          PURCHASER AND THE ACQUISITION SUB.

          All of the obligations of Purchaser and the Acquisition Sub to consummate the Merger shall be contingent upon and subject to the satisfaction, on or before the Closing, of each and every one of the following conditions, except, with respect to any condition that is not satisfied, where the failure of any such condition to be satisfied is the direct result of the actions of those directors of the Acquired Company designated by the Purchaser pursuant to Section 2.2.11. The following conditions are for the sole benefit of Purchaser and the Acquisition Sub and may be asserted by Purchaser regardless of the circumstances giving rise to any such condition and may be waived by Purchaser, in whole or in part, at any time and from time to time, in the sole discretion of Purchaser. The failure by Purchaser at any time to exercise any of the foregoing rights will not be deemed a waiver of any other right and each right will be deemed an ongoing right which may be asserted at any time and from time to time.

          6.1 Certain Events. There shall not be in effect (i) any general suspension of trading in securities on any national securities exchange or the National Market System of the National Association of Securities Dealers Automated Quotation System, (ii) a declaration of a banking moratorium or any suspension of payments in respect of banks in the United States (whether or not mandatory), (iii) a commencement of a war, declared by Congress, or
(iv) in the case of any of the foregoing existing at the date of this Agreement, a material acceleration or worsening thereof.

          6.2 Actions of Governmental Authorities. There shall not have been instituted or pending any action, proceeding, application, claim or counterclaim by any government or governmental authority or agency, domestic or foreign, and Purchaser, the Acquisition Sub or the Acquired Company shall not have been notified by any such government, governmental authority or agency (or a representative thereof) of its present intention to commence, or recommend the commencement of, such an action or proceeding, which (i) challenges the acquisition by Purchaser or the Acquisition Sub of the Outstanding Shares, restrains or prohibits or seeks to restrain or prohibit the making or consummation of the Offer or the Merger or restrains or prohibits or seeks to restrain or prohibit the performance of this Agreement or the Option Agreements, (ii) prohibits or limits or seeks to prohibit or limit the ownership or operation by Purchaser or the Acquisition Sub of all or any substantial portion of the business or assets of the Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries or compels or seeks to compel Purchaser or the Acquisition Sub to dispose of or to hold separate all or any substantial portion of the business or assets of the Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries, or imposes or seeks to impose any material limitation on the ability of Purchaser or the Acquisition Sub to conduct such business or to own such assets, or (iii) imposes or seeks to impose limitations on the ability of Purchaser or the Acquisition Sub (or any other affiliate of Purchaser) to acquire or hold or to exercise full rights of ownership of the Outstanding Shares, including, but not limited to, the right to vote the Outstanding Shares purchased by them on all matters properly presented to the shareholders of the Acquired Company.

          6.3 Other Legal Actions. There shall not have been any statute, rule, regulation, order or injunction enacted, promulgated, entered, enforced or deemed applicable to the Offer, the Merger, this Agreement or the Option Agreements by any government, governmental authority or agency or court, domestic or foreign, and no claim or action for such shall have been instituted before a court, government or governmental authority or agency, and such shall not have been proposed before a legislative or regulatory body that could be reasonably expected to result in any of the consequences referred to in clauses (i) through (iii) of
Section 6.2 above.

          6.4 Legal Approvals. The execution and the delivery of this Agreement and the consummation of the transactions contemplated hereby shall have been approved by all regulatory authorities whose approvals are required by law and the waiting period under the HSR Act shall have expired or have been terminated.

          6.5 Shareholder Approval. This Agreement and the Merger shall have been adopted and approved by the affirmative vote or written consent of the holders of Outstanding Shares by the vote or written consent required by, and in accordance with, the TBCA, if such vote or written consent is required by the TBCA.

          6.6  Tendered Shares Purchased.  Purchaser or the
Acquisition Sub shall have accepted for payment and paid for the Outstanding Shares tendered pursuant to the Offer or subject to the

Shareholder Option Agreement, provided that this condition shall be deemed satisfied if Purchaser and the Acquisition Sub fail, in violation of the terms of the Offer, to accept for payment and pay for any Outstanding Shares tendered pursuant to the Offer or the Shareholder Option Agreement.

     VII. CONDITIONS PRECEDENT TO THE OBLIGATIONS
          OF THE ACQUIRED COMPANY.

          All of the obligations of the Acquired Company to consummate the Merger shall be contingent upon and subject to the satisfaction, on or before the Closing, of each and every one of the following conditions. The following conditions are for the sole benefit of the Acquired Company and may be asserted by the Acquired Company regardless of the circumstances giving rise to any such condition and may be waived by the Acquired Company, in whole or in part, at any time and from time to time, in the sole discretion of the Acquired Company for purposes of consummating the transactions contemplated herein. The failure by the Acquired Company at any time to exercise any of the foregoing rights will not be deemed a waiver of any other right and each right will be deemed an ongoing right which may be asserted at any time and from time to time.

          7.1 Certain Events. There shall not be in effect (i) any general suspension of trading in securities on any national securities exchange or the National Market System of the National Association of Securities Dealers Automated Quotation System, (ii) a declaration of a banking moratorium or any suspension of payments in respect of banks in the United States (whether or not mandatory), (iii) a commencement of a war, declared by Congress, or
(iv) in the case of any of the foregoing existing at the date of this Agreement, a material acceleration or worsening thereof.

          7.2 Actions of Governmental Authorities. There shall not have been instituted or pending any action, proceeding, application, claim or counterclaim by any government or governmental authority or agency, domestic or foreign, and Purchaser, the Acquisition Sub or the Acquired Company shall not have been notified by any such government, governmental authority or agency (or a representative thereof) of its present intention to commence, or recommend the commencement of, such an action or proceeding, which (i) challenges the acquisition by Purchaser or the Acquisition Sub of the Outstanding Shares, restrains or prohibits or seeks to restrain or prohibit the making or consummation of the Offer or the Merger or restrains or prohibits or seeks to restrain or prohibit the performance of this Agreement or the Option Agreements, (ii) prohibits or limits or seeks to prohibit or limit the ownership or operation by Purchaser or the Acquisition Sub of all or any substantial portion of the business or assets of the Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries or compels or seeks to compel Purchaser or the Acquisition Sub to dispose of or to hold separate all or any substantial portion of the business or assets of the

Acquired Company or any of the Subsidiaries or of Purchaser or any of its subsidiaries, or imposes or seeks to impose any material limitation on the ability of Purchaser or the Acquisition Sub to conduct such business or to own such assets, or (iii) imposes or seeks to impose limitations on the ability of Purchaser or the Acquisition Sub (or any other affiliate of Purchaser) to acquire or hold or to exercise full rights of ownership of the Outstanding Shares, including, but not limited to, the right to vote the Outstanding Shares purchased by them on all matters properly presented to the shareholders of the Acquired Company.

          7.3 Other Legal Actions. There shall not have been any statute, rule, regulation, order or injunction enacted, promulgated, entered, enforced or deemed applicable to the Offer, the Merger, this Agreement or the Option Agreements by any government, governmental authority or agency or court, domestic or foreign, and no claim or action for such shall have been instituted before a court, government or governmental authority or agency, and such shall not have been proposed before a legislative or regulatory body that could be reasonably expected to result in any of the consequences referred to in clauses (i) through (iii) of
Section 7.2 above.

          7.4 Legal Approvals. The execution and the delivery of this Agreement and the consummation of the transactions contemplated hereby shall have been approved by all regulatory authorities whose approvals are required by law and the waiting period under the HSR Act shall have expired or been terminated.

          7.5 Shareholder Approval. This Agreement and the Merger shall have been adopted and approved by the affirmative vote or written consent of the holders of Outstanding Shares by the vote or written consent required by, and in accordance with, the TBCA, if such vote or written consent is required by the TBCA.

     VIII.     CLOSING.

          8.1 Time and Place of Closing. The Closing shall be held at the offices of Jones, Day, Reavis & Pogue, 3500 One Peachtree Center, 303 Peachtree Street N.E., Atlanta, Georgia 30308-3242, commencing at 10:00 a.m. Eastern Time, within five (5) business days of the last to occur of (i) the expiration or termination of the waiting period under the HSR Act, (ii) the expiration of the term of the Offer, (iii) the satisfaction or waiver of the conditions set forth in Sections 6.4 and 6.6, and
(iv) the Merger having been approved by the shareholders of the Acquired Company pursuant to the TBCA or the 90% threshold set forth in Section 2.2.12(a) hereof having been met and a shareholders meeting not being required, unless another place or date is agreed to in writing by the Acquired Company and Purchaser, but in no event will the Closing be held later than September 1, 1993; provided, however, that in the event the Purchaser or the Acquired Company have purchased the Outstanding Shares tendered pursuant to the Offer, in no event will the Closing be later than October 31, 1993.

          8.2 Transactions at Closing. At the Closing, each of the following transactions shall occur:

               8.2.1.    The Acquired Company's Performance.  At
the Closing, the Acquired Company shall deliver to Purchaser and the Acquisition Sub, the following:

                    (a)  copies of the consents and waivers
described in Section 2.9;

                    (b)  satisfactory evidences of the approvals
described in Section 6.4;

                    (c) satisfactory evidence of the termination of the stock options under the 1983 Plan and the 1985 and 1987
Plans as required in Section 2.2.9(a);

                    (d) satisfactory evidence of the termination of the Stock Purchase Plan and the stock option rights thereunder as required in Section 2.2.9(b);

                    (e) satisfactory evidence of the termination of the stock appreciation rights and stock purchase and grant rights as required in Section 2.2.9(c);

                    (f) certificates of compliance or certificates of good standing of the Acquired Company and of the Subsidiaries, as of the most recent practicable date, from the appropriate governmental authority of the jurisdiction of their respective incorporation and any other jurisdiction which is set forth in
Exhibit 3.1 hereto;

                    (g)  certified copies of resolutions of the
Board of Directors of the Acquired Company approving the transactions set forth in this Agreement;

                    (h)  certificates of incumbency for the
officers of the Acquired Company;

                    (i) resignations of each director and officer of the Acquired Company and of the Subsidiaries and resignations of each trustee of each Benefit Plan;

                    (j) Articles of Merger and a Plan of Merger, each in form and content that complies with the TBCA, executed by the Acquired Company; and

                    (k) such other evidence of the performance of all covenants and satisfaction of all conditions required of the Acquired Company by this Agreement, at or prior to the Closing, as Purchaser or its counsel may reasonably require.

               8.2.2.    Performance by Purchaser and the
Acquisition Sub.  At the  Closing, Purchaser and the Acquisition
Sub shall deliver to the Acquired Company the following:

                    (a)  satisfactory evidence of the approvals
described in Section 7.4;

                    (b) certificate of incumbency of the officers of Purchaser and of the Acquisition Sub who are executing this Agreement and the other documents contemplated hereunder;

                    (c)  certified copy of resolutions of the
Boards of Directors of Purchaser and of the Acquisition Sub (or
Executive Committees thereof) approving the transactions set forth in this Agreement;

                    (d) Articles of Merger and a Plan of Merger, each in form and content that complies with the TBCA, executed by Purchaser or the Acquisition Sub; and

                    (e) such other evidence of the performance of all the covenants and satisfaction of all of the conditions required of Purchaser and of the Acquisition Sub by this Agreement at or before the Closing as the Acquired Company or its counsel may reasonably require.

     IX.  NON-SURVIVAL OF REPRESENTATIONS,
          WARRANTIES AND AGREEMENTS.

          9.1  All representations, warranties and agreements
(except for the agreements contained in Section 2.13 of this Agreement) in this Agreement or in any instrument delivered pursuant to this Agreement (other than the Covenants Not To
Compete) will not survive the Closing and thereafter no party hereto and no officer, director or employee of any such party shall have any liability whatsoever with respect to any such representation, warranty or agreement except for liabilities arising from fraud, willful misconduct or criminal acts.

     X.   TERMINATION.

         10.1 Method of Termination. This Agreement constitutes the binding and irrevocable agreement of the parties to consummate the transactions contemplated hereby, the consideration for which is (a) the covenants set forth in Article II hereof, and (b) expenditures and obligations incurred and to be incurred by Purchaser and the Acquisition Sub, on the one hand, and by the Acquired Company, on the other hand, in respect of this Agreement, and this Agreement may be terminated or abandoned only as follows:

              10.1.1.    By the mutual consent of the Boards of
Directors of the Acquired Company and Purchaser, notwithstanding prior approval by the shareholders of any or all of such corporations;

              10.1.2. By the Board of Directors of the Acquired Company if Purchaser or the Acquisition Sub have not caused the Offer to be commenced within five (5) business days following the date of this Agreement or after September 1, 1993, if any of the conditions set forth in Article VII hereof, to which the Acquired Company's obligations are subject, have not been fulfilled or waived, unless such fulfillment has been frustrated or made impossible by any act or failure to act of it or the Subsidiaries; provided, however, if Purchaser or the Acquisition Sub has purchased the Outstanding Shares tendered pursuant to the Offer, the Acquired Company cannot terminate this Agreement pursuant to this Section 10.1.2 until after October 31, 1993; or

              10.1.3. By Purchaser after September 1, 1993, if any of the conditions set forth in Article VI hereof, to which the obligations of Purchaser and the Acquisition Sub are subject, have not been fulfilled or waived, unless such fulfillment has been frustrated or made impossible by any act or failure to act of Purchaser or the Acquisition Sub; provided, however, if Purchaser or the Acquisition Sub has purchased the Outstanding Shares tendered pursuant to the Offer, the Purchaser cannot terminate this Agreement pursuant to this Section 10.1.3 until after October 31, 1993.

          10.2 Effect of Termination. In the event of a termination of this Agreement pursuant to Section 10.1.1 hereof, each party shall pay the costs and expenses incurred by it in connection with this Agreement, and no party (or any of its officers, directors, employees, agents, representatives or shareholders) shall be liable to any other party for any costs, expenses, damage or loss of anticipated profits hereunder. In the event of any other termination, the parties shall retain any and all rights attendant to a breach of any covenant, representation or warranty made hereunder. In addition to any other rights Purchaser and the Acquisition Sub may have hereunder or at law, the Acquired Company shall pay Purchaser a fee in the amount of Two Million Dollars ($2,000,000.00) in the event:

          (a) this Agreement is terminated by the Acquired Company (except as permitted in Section 10.1.1) or the Board of Directors of the Acquired Company does not recommend or withdraws its recommendation to its shareholders that the Offer be accepted; or

          (b) this Agreement is terminated for any reason or in accordance with any other provision hereof (provided, however, that neither Purchaser nor the Acquisition Sub was in material breach of this Agreement at the time of the termination of this Agreement) and within twelve (12) months of such termination:

               (i) the Acquired Company is acquired by merger or otherwise by another party;

               (ii) the Acquired Company enters into a merger or other agreement or agreement in principle which contemplates the acquisition of the Acquired Company;

               (iii) the Acquired Company, another entity, person or group of persons acting together (including current shareholders who either acquire additional shares (or convertible securities) or join with other present or future shareholders with the result that such shareholders or group of shareholders owns more than one-half of such shares or interests) acquires more than one-half of the Acquired Company's total assets;

               (iv) another entity, person or group of persons acting together acquires more than one-half of the outstanding Common Stock of the Acquired Company or acquires securities that are convertible into Common Stock that separately or in combination with Common Stock acquired or owned directly exceeds one-half of voting or equity interests of the Acquired Company (including current shareholders who either acquire additional shares (or convertible securities) or join with other present or future shareholders with the result that such shareholders or group of shareholders owns more than one-half of such shares or interests);

               (v)  the Acquired Company adopts a plan of
liquidation relating to more than one-half of the Acquired
Company's total assets or declares a distribution to its shareholders of more than one-half of its total assets;

               (vi) the Acquired Company repurchases more than one-half of its outstanding Common Stock; or

               (vii) there is a public announcement with respect to a plan or intention by the Acquired Company or another entity, person or group of persons to effect any of the foregoing transactions.

         10.3 Risk of Loss. The Acquired Company retains all risk of condemnation, destruction, loss or damage due to fire or other casualty from the date of this Agreement up to the Effective Time. If the condemnation, destruction, loss, or damage is such that the business of the Acquired Company and the Subsidiaries, taken as a whole, is materially interrupted or curtailed or the assets of the Acquired Company and the Subsidiaries, taken as a whole, are materially affected, then Purchaser shall have the right to terminate this Agreement.

     XI.  GENERAL PROVISIONS.

         11.1 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be delivered by hand or mailed by certified mail, return receipt requested, first class postage prepaid, or sent by Federal Express or similarly recognized overnight delivery service with receipt acknowledged addressed as follows:

               11.1.1.   If to the Acquired Company:

                         CYBERTEK Corporation
                         7800 North Stemmons Freeway,
                         Suite 600
                         Dallas, Texas  75247-4217
                         Attn:  Vaughn W. Morgan

                         and to:

                         Willkie Farr & Gallagher
                         One Citicorp Center
                         153 East 53rd Street
                         New York, New York  10022-4669
                         Attn:  William J. Grant, Jr., Esq.

               11.1.2.   If to Purchaser or the Acquisition Sub:

                         Policy Management Systems Corporation
                         One PMS Center, Wilson Road
                         Blythewood, South Carolina 29016
                         Attn:  Mr. Robert L. Gresham
                                Executive Vice President
                         and to:

                         Jones, Day, Reavis & Pogue
                         3500 One Peachtree Center
                         303 Peachtree Street, N.E.
                         Atlanta, Georgia  30308-3242
                         Attention:  Barry J. Stein, Esq.

               11.1.3. If delivered personally, the date on which a notice, request, instruction or document is delivered shall be the date on which such delivery is made and, if delivered by mail or by overnight delivery service, the date on which such notice, request, instruction or document is received shall be the date of delivery. In the event any such notice, request, instruction or document is mailed or shipped by overnight delivery service to a party in accordance with this Section 11.1 and is returned to the sender as nondeliverable, then such notice, request, instruction or document shall be deemed to have been delivered or received on the fifth day following the deposit of such notice, request, instruction or document in the United States mails or the delivery to the overnight delivery service.

               11.1.4.   Any party hereto may change its address
specified for notices herein by designating a new address by notice in accordance with this Section 11.1.

          11.2 Brokers. Purchaser and the Acquisition Sub, jointly and severally, represent and warrant to the Acquired Company that, except for The Robinson-Humphrey Company, Inc. (for whose fees Purchaser shall be liable), no broker or finder has acted for them or any entity controlling, controlled by or under common control with them in connection with this Agreement. The Acquired Company represents and warrants to Purchaser and the Acquisition Sub that, except for Alex. Brown & Sons Incorporated, which has been employed by the Acquired Company pursuant to that certain agreement dated April 1, 1991, (and JMI, Inc., which will be entitled to a portion of the fees of Alex. Brown & Sons, Incorporated), no broker or finder has acted for it or any entity controlling, controlled by or under common control with it in connection with this Agreement. Purchaser and the Acquisition Sub, jointly and severally, agree to indemnify and hold harmless the Acquired Company against any fee, loss or expense arising out of any claim by any broker or finder employed or alleged to have been employed by them or either of them, and the Acquired Company agrees to indemnify and hold harmless Purchaser and the Acquisition Sub against any fee, loss, or expense arising out of any claim by Alex. Brown & Sons Incorporated, JMI, Inc. or any other broker or finder employed or alleged to have been employed by it or any of its shareholders.
The fees and other expenses of Alex. Brown & Sons, Incorporated, JMI, Inc. and any other broker or finder shall be paid by the Acquired Company, subject to the limitations set forth in Section
11.5 in conjunction with such other fees set forth in Section 11.5

(the parties acknowledging that Alex. Brown & Sons Incorporated is sharing a portion of its fee with JMI, Inc.).

          11.3 Further Assurances. Each party covenants that at any time, and from time to time, after the Effective Time, it will execute such additional instruments and take such actions as may be reasonably requested by the other parties to confirm or perfect or otherwise to carry out the intent and purposes of this Agreement.

          11.4 Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements or conditions hereunder may be waived by any other party to whom such compliance is owed. No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver.

          11.5 Expenses.  Except to the extent set forth in Section
10.2 hereof, all expenses incurred by the parties hereto in connection with or related to the authorization, preparation and execution of this Agreement and the Closing of the transactions contemplated hereby, including, without limitation of the generality of the foregoing, all fees and expenses of agents, representatives, counsel and accountants employed by any such party shall be borne solely and entirely by the party which has incurred the same. Notwithstanding the provisions of Section 7.8 of the 401(k) Plan, the Acquired Company shall reimburse the 401(k) Plan Trustee for its costs of distributing information to 401(k) Plan participants and any other costs and expenses of the Trustee or the 401(k) Plan in connection with the transactions contemplated herein. Notwithstanding the foregoing, all fees, costs and expenses of counsel, accountants, agents, representatives, investment bankers, and the 401(k) Plan Trustee incurred by the Acquired Company (and the Subsidiaries, if any) shall not exceed One Million One Hundred Fifty Thousand Dollars ($1,150,000.00). As reflected in Exhibit 11.5, such professionals are divided into groups one and two for purposes of the computation of the limitation set forth herein, and the fees, costs and expenses of each such professional shall be as set forth on Exhibit 11.5. Of the One Million One Hundred Fifty Thousand Dollar ($1,150,000.00) limitation, One Million Seventy-Seven Thousand Dollars ($1,077,000.00) shall be allocated to group one and Seventy-Three Thousand Dollars ($73,000.00) shall be allocated to group two. Prior to the execution hereof, each professional listed in group one has provided to the Acquired Company and Purchaser a written acknowledgment of such professional agreeing that the extent to which the Acquired Company shall be liable for its fees, costs and expenses shall be limited to the amount set forth opposite its name in group one of Exhibit 11.5, subject to possible adjustment as set forth belo. With respect to group two, in the event the aggregate of the actual fees, costs and expenses of the professionals within group two is less than Seventy-Three Thousand Dollars ($73,000.00), the amount of such difference may be used to pay the fees, costs and expenses of other such professionals (including those professionals listed in group one). Notwithstanding the foregoing, the limitation on fees, costs and expenses set forth above shall not apply to any actual fees, costs and expenses directly related to any complications or changes in the transactions contemplated herein that arise as a result of any governmental investigation under the HSR Act, as a result of any third party or derivative suit to enjoin, or seek damages in connection with, the transactions contemplated herein, or as a result of a third party announcing a competing tender offer for the Outstanding Shares or a proxy solicitation or other attempt to acquire control of the Acquired Company. All such agents, counsel, accountants and other representatives shall maintain separate records relating to such additional matters and shall provide Purchaser with reasonable proof of any such amounts; and with respect to such additional matters, the Acquired Company shall only pay the amounts for which such separate records are maintained. The parties acknowledge that the fees, costs and expenses of Ernst & Young (including those relating to the annual audit of the Acquired Company) shall not be included in the group two professionals except to the extent such exceed the amount previously budgeted by the Acquired Company for Ernst & Young's fees, costs and expenses relating to the annual audit. The Acquired Company will not engage any professionals in connection with this transaction other than those listed in Exhibit 11.5, except as required in the event of any of the occurrences set forth in the third preceding sentence.

          11.6 Press Releases and Disclosure. The parties will release the joint press release attached hereto as Exhibit 11.6, initially disclosing the transactions contemplated by this Agreement as soon as reasonably practicable after the execution of this Agreement. In the event that either party proposes to issue, make or distribute any press release, public announcement or other written publicity or disclosure after the joint press release referred to above and prior to the Closing Date that refers to the transactions contemplated herein, the party proposing to make such disclosure shall provide a copy of such disclosure to the other parties and shall afford the other parties reasonable opportunity (subject to any legal obligation of prompt disclosure) to comment on such disclosure or the portion thereof which refers to the transactions contemplated herein prior to making such disclosure. The Acquired Company, on the one hand, and Purchaser and the Acquisition Sub, on the other, covenant and agree that following the execution of this Agreement and prior to the Closing, except as otherwise agreed or in connection with seeking advice from counsel and other professionals, it and they shall not disclose to any person, individual or entity any of such terms, conditions or matters and shall keep the same confidential, to the extent not otherwise publicly known and except to the extent reasonably necessary in connection with the Offer and the shareholders' approval process and to obtain the consents or approvals required by the terms of the Agreement or as otherwise required by law. The Acquired Company will not, and will cause the Subsidiaries not to, issue any press release or otherwise make any public statement or respond to any press inquiry with respect to this Agreement or the Option Agreements or the transactions contemplated hereby without the prior approval of Purchaser which will not be unreasonably withheld, except as may be required by law in the written opinion of outside counsel.

          11.7 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, executors, administrators, successors and assigns.

          11.8 Headings. The section and other headings in this Agreement are inserted solely as a matter of convenience and for reference, and are not a part of this Agreement.

          11.9 Entire Agreement. This Agreement, the Option Agreements and the Covenants Not To Compete constitute the entire agreement among the parties hereto and supersede and cancel any prior agreements, representations, warranties, or communications, whether oral or written, among the parties hereto relating to the transactions contemplated hereby or the subject matter herein. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an agreement in writing signed by the party against whom or which the enforcement of such change, waiver, discharge or termination is sought.

          11.10     Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the State of South Carolina.

          11.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          11.12 No Agreement Until Executed. This Agreement shall not constitute or be deemed to evidence a contract or agreement among the parties hereto unless and until executed by all parties hereto, irrespective, of negotiations among the parties or the exchanging of drafts of this Agreement.

          11.13 Pronouns. All pronouns used herein shall be deemed to refer to the masculine, feminine or neuter gender as the context requires.

          11.14 Exhibits Incorporated. All Exhibits attached hereto are an integral part of this Agreement.


          11.15 Time of Essence. Time is of the essence in this Agreement.

          IN WITNESS WHEREOF, each party hereto has executed or caused this Agreement to be executed on its behalf, all on the day and year first above written.


                              POLICY MANAGEMENT SYSTEMS CORPORATION
                            "PURCHASER"


                              By: Robert L. Gresham
                              Title: Executive Vice President


                              C-TEK ACQUISITION CORPORATION
                              "ACQUISITION SUB"


                              By: Robert L. Gresham
                              Title: Vice President


                              CYBERTEK CORPORATION
                              "ACQUIRED COMPANY"

                              By: Vaughn W. Morgan
                              Title: CEO and Chariman

     LIST OF EXHIBITS


EXHIBITS


2.2.9(c)  Stock Appreciation Right.

2.5.2     List of Bank Accounts, Safe Deposit Boxes and Powers of
Attorney.

2.10(a)   Persons to Enter Into Covenants Not To Compete.

2.10(b)   Form of Covenant Not to Compete.

2.15(a)   List of Option Shareholders.

2.15(b)   Form of Shareholder Option Agreement.

2.16 Form of Company Option Agreement.

2.17 Split Dollar Arrangement.

3.1 List of Jurisdiction of Incorporation and Jurisdictions where there is Good Standing Status.

3.2 Articles or Certificates of Incorporation and Bylaws of the Acquired Company and the Subsidiaries.

3.3  Commitments With Respect To Capital Stock.

3.4  List of Equity Investments.

3.5.1     1991, 1992 and 1993 Financial Statements.

3.5.2     List of Liabilities Not Disclosed in the 1993 Financial
Statements and List of Defaults.

3.6 List of Tax Matters and Copy of Federal Income Tax Return for the fiscal year ended March 31, 1992.

3.7  List of Assets and Leases; List of Encumbrances.

3.8  List of Required Consents.

3.9  List of Changes.

3.10 List of Litigation.

3.11 List of Licenses and Permits and List of Noncompliance with
Laws.

3.12 List of Contracts.

3.13.1    List of Trademarks, Trade Names, Service Marks, Service
Names, Etc.

3.13.2(i) List of Owned Software.

3.13.2(ii)     List of Licensed Software, List of Problems with
Software Licenses.

3.13.2(iii)    List of Computer Programming Services Providers.

3.13.2(iv)     List of Software Licenses.

3.13.2(v) Software Marketing Agreements and Nonexclusive Software
Marketing Rights.

3.14 List of Employees, Independent Contractors, Salaries, Rates,
Employee Loans or Advances, and Labor Matters.

3.14(a)   List of Employees for which Forms I-9 are not Available

3.15 List of Benefit Plans.

3.16 List of Customers, Addresses, Telephone Numbers and Principal Person to Contact and List of Problems with Customers.

3.17 List of Environmental Matters.

3.18 List of Insurance Matters.

3.19 List of Related Party Relationships.

5.1  Articles of Incorporation and Bylaws of the Acquisition Sub.

5.3  List of Purchaser's or the Acquisition Sub's Required
Consents.

11.5 Schedule of Professionals' Fees, Costs and Expenses.

11.6 Joint Press Release.