Form 10-K/A
period 1993-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-05-04
CIK 356226

                           STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE
                          ARTICLES OF INCORPORATION

                                     OF

                       POLICY MANAGEMENT SYSTEMS, INC.

           Name Changed To  Policy Management Systems Corporation
                                   8/28/81

                             (File This Form in
                            Duplicate Originals)
                        (Sect. 33-7-30 of 1976 Code)

                          (INSTRUCTIONS ON PAGE 4)


      For Use By                               This Space For Use By
The Secretary of State                         The Secretary of State

File No.   D44681                              /s/ John T. Campbell
Fee Paid   $45 ($13  )                         Secretary of State
R.N.       5382
Date:      7/18/80                             Filed  July 18, 1980


 1. The name of the proposed corporation is POLICY MANAGEMENT SYSTEMS, INC.

 2. The initial registered office of the corporation is 1501 Lady Street located in the city of Columbia county of Richland and the State of South Carolina and the name of its initial registered agent at such address is J. Smith Harrison.

 3.   The period of duration of the corporation shall be perpetual.

 4.   The corporation is authorized to issue shares of stock as follows:

                              Authorized No.
      Class of Shares         of Each Share          Par Value

      Common                       1,000              $10.00
      ________________        ______________       ____________
      ________________        ______________       ____________
      ________________        ______________       ____________
      ________________        ______________       ____________
      ________________        ______________       ____________

      If shares are divided into two or more classes or if any class of shares is divided into series within a class, the relative rights, preferences, and limitations of the shares of each class, and of each series within a class, are as follows:

         No exceptions

 5. Total authorized capital stock 1,000 shares at $10.00 par value. Please see instructions on Page 4.

 6. It is represented that the corporation will not begin business until there has been paid into the corporation the minimum consideration for the issue of shares, which is $1,000.00 of which at least $500.00 is in cash.

 7. The number of directors constituting the initial board of directors of the corporation is One (1) and the names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders or until their successors be elected and qualify are:

        J. Smith Harrison     1501 Lady Street, Columbia, S.C. 29201
             (Name)                         (Address)


             (Name)                         (Address)


             (Name)                         (Address)


             (Name)                         (Address)

 8. The general nature of the business for which the corporation is organized is (it is not necessary to set forth in the purposes powers enumerated in Section (33-3-10 of 1976 Code).

      The nature of the business and the objects and purposes to be transacted, promoted, or carried on by the Corporation are to engage in any lawful act or activity for which any corporation may be organized under South Carolina law; including, but not limited to the development, manufacture, licensing, distribution, service, sale, purchase, resale, and financing of computer software systems and computer hardware, including supplies, materials, parts, and equipment pertinent thereto.

 9. Provisions which the incorporators elect to include in the articles of incorporation are as follows:

      A. Pre-emptive rights - No shareholder or other person shall have any pre-emptive right whatsoever.

      B. By-Laws - The initial By-Laws shall be adopted by the Board of Directors. The Board of Directors has the power to alter, amend, or repeal the By-Laws or adopt new By-Laws, subject to repeal or change by action of the shareholders.

      C. Indemnification - The Corporation shall indemnify those persons permitted to be indemnified by South Carolina Code 33-13-180
         (1976), as amended, and may insure such persons to the extent permitted by such statute.

                             (CONTINUED ON BACK)

10.   The name and address of each incorporator is:

          Name        Street & Box No.   City    County    State

      Seibels, Bruce 1501 Lady Street, Columbia, Richland, South Carolina & Company






                                                 SEIBELS, BRUCE & COMPANY

                        BY:   /s/  J. Smith Harrison
                                 (Signature of Incorporator)

Date: July 18, 1980         J. Smith Harrison, Executive Vice President
                                      (Type or Print Name)


                        BY:   /s/  Sterling E. Beale
                                 (Signature of Incorporator)

                            Sterling E. Beale, Senior Vice President
                                      (Type or Print Name)


                        BY:
                                 (Signature of Incorporator)


                                      (Type or Print Name)

                           STATE OF SOUTH CAROLINA
                      OFFICE OF THE SECRETARY OF STATE
                              JOHN T. CAMPBELL


            INSTRUCTIONS FOR PREPARING ARTICLES OF INCORPORATION



No.  1   Name - must NOT be similar to an existing corporation.  The name must also contain the word CORPORATION, INCORPORATION, LIMITED or the abbreviation of one of these.

No.  2   Must have a complete street address (A POST OFFICE BOX IS NOT
         ACCEPTABLE) and it may be the address of the corporation of one of its officers.

         The agent may be an officer or employee of the corporation or it may be an attorney.

No.  3   Self explanatory.

No.  4   Class of shares - must be common and may include some
         preferred.

         Authorized shares - is the number of shares which the corporation may issue.

         Par value - will be the value of each share to be sold.

No.  5   Authorized capital - is equal to number of shares times par value as shown by No. 4.

No.  6   Self explanatory.

No.  7   Name and complete address (street or box number) for the
         initial board of directors.

         The number of directors shall consist of at least three except if shareholders are less than three - then you have one (1) director for each shareholder.

No.  8   Must briefly state the SPECIFIC purposes for which the
         corporation is organized.

No.  9   Usually not used.

No. 10 Must have name and address (street or box number) of EACH incorporator (may be one or more incorporators).

No. 10   - Page 2.  Each incorporator must sign.

No. 10 - Page 3. Verification must be completed and signed by EACH incorporator.

No. 11   Certificate of attorney - must be signed by an attorney
         LICENSED to practice in the STATE OF SOUTH CAROLINA.



FEES -   Authorized capital NOT exceeding $100,000, fee is $45.

         Authorized capital exceeding $100,000, fee is $45 PLUS $.40 for each $1,000 exceeding $100,000. MAXIMUM FEE IS $1,005.

         When no par stock is used, a $10 par is assumed for the basis of computing the filing fee.

NOTE -- These articles are filed in duplicate and must be accompanied by the first report of corporation and check of $10, MADE PAYABLE TO THE S.C. TAX COMMISSION.

NAME AVAILABILITY SHOULD BE CLEARED IN WRITING. CLEARANCE BY TELEPHONE IS NOT RECOMMENDED AS IT IS NOT OFFICIAL.



ITEM 9  (CONTINUED)

    D. Amendment of Articles of Incorporation - Except as otherwise provided by statute or by these Articles of Incorporation, these Articles may be altered, amended or repealed at any meeting of the shareholders by the affirmative vote of the holders of sixty-six and two-thirds percent (66 2/3%) of each class of shares of the Corporation entitled to vote thereon.

STATE OF SOUTH CAROLINA

COUNTY OF RICHLAND



    The undersigned J. Smith Harrison and Sterling E. Beale, Officers of Seibels, Bruce & Company, do hereby certify that they are the incorporators of Policy Management Systems, Inc. Corporation and are authorized to execute this verification; that each of the undersigned for himself does hereby further certify that he has read the foregoing document, understands the meaning and purport of the statements therein contained and the same are true to the best of his information and belief.


                                SEIBELS, BRUCE & COMPANY


                                BY:  /s/  J. Smith Harrison
                                     (Signature of Incorporator)

                                BY:  /s/  Sterling E. Beale
                                     (Signature of Incorporator)

                                __________________________________
                                     (Signature of Incorporator)
                                   (Each Incorporator Must Sign)


                           CERTIFICATE OF ATTORNEY

11. I, Robert H. Uehling, an attorney licensed to practice in the State of South Carolina, certify that the corporation, to whose articles of incorporation this certificate is attached, has complied with the requirements of chapter [sic] 7 of Title 33 of the South Carolina Code of 1976, relating to the organization of corporations, and that in my opinion, the corporation is organized for a lawful purpose.


Date:  July 18, 1980             /s/ Robert H. Uehling
                                         (Signature)

                                 Robert H. Uehling
                                      (Type or Print Name)

                                Address:  1501 Lady Street

                                         Columbia, South Carolina 29201

SCHEDULE OF FEES

(Payable at time of filing Articles
of [sic] With Secretary of State)

Fee for filing Articles ..........$
In addition to the above, $.40
for each $1,000.00 of the
aggregate value of shares which
the Corporation is authorized to
issue, but in no case less than
nor more than.....................



NOTE: THIS FORM MUST BE COMPLETED IN ITS ENTIRETY BEFORE IT WILL BE ACCEPTED FOR FILING. THIS FORM MUST BE ACCOMPANIED BY THE FIRST REPORT OF CORPORATIONS AND A CHECK IN THE AMOUNT OF $10 PAYABLE TO THE SOUTH CAROLINA TAX COMMISSION.

       Please see instructions on the reverse side.

                           STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE
                            ARTICLES OF AMENDMENT


                     To The Articles of Incorporation of
                       Policy Management Systems, Inc.

                        (File This Form in Duplicate)


      For Use By                             This Space For Use By
The Secretary of State                         Secretary of State

File No.   D44681
Fee Paid   $61.00
R.N.       21705
Date:      8/28/81


    Pursuant to Authority of Section 33-15-10 the South Carolina Code of 1976 as amended, the undersigned Corporation adopts the following Articles of Amendment to its Articles of Incorporation:

 1. The name of the Corporation is Policy Management Systems, Inc.

 2. The Registered Office of the Corporation is 1501 Lady Street in the City of Columbia, County of Richland and the State of South
    Carolina and the name of the Registered Agent at such address is J. Smith Harrison.

(Complete item 3 or 4 whichever is relevant)

 3. a. The following Amendment of the Articles of Incorporation was adopted by the shareholders of the Corporation on August 27, 1981.

                             (Text of Amendment)

       See Attachment #1

    b. At the date of adoption of the Amendment, the total number of all outstanding shares of the Corporation was ten (10). The total of such shares entitled to vote, and the vote of such shares was:

           Total Number of         Number of Shares Voted
           Shares Entitled
               To Vote             For       Against

                  10               10            0

                                ATTACHMENT I



Question #3

 1. Article 1:   The name of the Corporation is Policy Management
                 Systems Corporation.

 2. Article 3:   The Corporation is authorized to issue shares of stock
                 as follows:

                 Common Stock      10,000,000       $.01 par value
                 Special Stock      5,000,000       $.01 par value


    Common Stock represents an increase in the authorized Common Stock from 1,000 shares at $10.00 par value to 10,000,000 shares at $.01 par value.

    Special Stock represents a new series of $.01 par value special stock for which the Board of Directors shall have the right to determine and fix the relative rights and preferences.


 3. Article 5:   Total Authorized Capital Stock, 15,000,000 shares at
                 $.01 par value.

 4. Article 8:   The nature of the business and the objects and
                 purposes to be transacted, promoted or carried on by the Corporation shall include, but not be limited to the development, manufacture, licensing, distribution, service, sale, purchase, resale and financing of Computer Software Systems including education pertaining to such Systems, and Computer Hardware, including supplies, materials, parts and equipment thereto; and furthermore to engage in any lawful act or activity for which any corporation may be organized under South Carolina law.

 5. Article 9    Article 9 of the original Articles of Incorporation
    and          including the Addendum of July 18, 1980, attached to
    Addendum:    the original Articles of Incorporation is repealed and
                 the new Addendum, dated August 28, 1981 and attached hereto as Schedule 1 and incorporated herein by reference, is approved as an integral part of this Amendment.

Question #5

    Ten (10) shares of the previously authorized stock had been issued by the Corporation. These shares shall be automatically converted into 5,800,000 shares of $.01 par value Common Stock of the Corporation for the ten (10) shares of $10.00 par value stock outstanding. All certificates of the $10.00 par value Common Stock of the Corporation shall be called for cancellation.


Question #6

    Stated capital is changed from $10,000 to $100,000.

                                 SCHEDULE I

                                  ADDENDUM


a. Pre-emptive Rights. No shareholder or other person shall have any pre-emptive right whatsoever.

b. By-Laws. The initial By-Laws shall be adopted by the board of directors at the organizational meeting of the corporation. The board of directors has the power to alter, amend, or repeal the By-Laws or adopt new By-Laws by the affirmative vote of 2/3 of the directors then in office. The shareholders shall also have the power to alter, amend, or repeal the By-Laws or adopt new By-Laws by the affirmative vote of the holders of sixty-six and two-thirds percent of each class of shares entitled to vote thereon.

c. Indemnification; Insurance. The corporation shall indemnify those persons permitted to be indemnified by S.C. Code (Section) 33-13-180 (1976), as amended, and may insure such persons to the extent permitted by such statute.

d. Number Classification and Election of Directors. The board of directors shall be limited to a maximum of sixteen directors, with the precise number thereof to be fixed as the board shall from time to time resolve. The members of the board of directors need not be shareholders nor need they be residents of any particular state. Subject to the provisions of S.C. Code 33-13-50 (a), the directors shall be classified with respect to the time for which they shall severally hold office by dividing them into three classes, each consisting of an approximately equal number of directors, and each director of the corporation shall hold office until his successor shall be elected and shall qualify.

e. Retirement of Directors. Any member of the board of directors who shall attain his seventieth birthday during his term shall retire from the board on the last day of his term and shall be deemed to retire from the board on such day. No person shall be elected to serve upon the board of directors who has attained the age of seventy years.

f.  Removal of Directors.

    (A) Directors may be removed without cause by the affirmative vote of the holders of a majority of the shares entitled to vote at an election of directors, such vote being taken at a meeting of the shareholders called for that purpose at which the holders of eighty (80%) percent of the shares entitled to vote are present in person or represented by proxy. No amendment, alteration, change or repeal of this subparagraph (A) of Article f. may be effected unless it is first approved by the affirmative vote of holders of not less than eighty (80%) percent of each class of shares of the company entitled to vote thereon.

    (B) Directors may be removed for cause by (1) the affirmative vote of the holders of a majority of the shares entitled to vote at an election of directors, such vote being taken at a meeting of the shareholders called for that purpose at which a quorum as provided in Article h. is present, or (2) the affirmative vote of the majority of the members of the board of directors at a specially called meeting which shall consider ony [sic] removal and replacement of such director. "Cause" shall be defined under the terms of Section 33-13-70 (f) of the South Carolina Code of Laws of 1976, as amended.

    (C) The removal of directors as provided in subsections (A) and (B)
        (1) immediately above shall in every case be subject to the following provision: No director who has been elected by cumulative voting may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire board of directors, or, if there be classes of directors, at an election of the class of directors of which he is a part.

g. Amendment by Shareholders. Except as otherwise provided by statute or by these Articles of Incorporation, these Articles may be altered, amended or repealed at any meeting of the shareholders by the affirmative vote of the holders of sixty-six and two-thirds percent of each class of shares of the company entitled to vote thereon.

h. Quorum. The holders of a majority of the shares issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at meetings of the shareholders for the transaction of business except as otherwise provided by statute, by these Articles of Incorporation or by the By-Laws. If a quorum is not present or represented at a meeting of the shareholders, the shareholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present or represented. At an adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

i. Majority Vote; Withdrawal of Quorum. When a quorum is present at a meeting, the vote of the holders of a majority of the shares having voting power, present in person or represented by proxy, shall decide any question brought before the meeting, unless the question is one on which, by express provision of the statutes, these Articles of Incorporation, or the By-Laws, a higher vote is required in which case the express provision shall govern. The shareholders present at a duly constituted meeting may continue to transact business until adjournment, despite the withdrawal of enough shareholders to leave less than a quorum.

j. Method of Voting. Each outstanding share of common stock shall be entitled to one vote in each matter submitted to a vote at a meeting of shareholders. Each outstanding share of other classes of stock, if any, shall have such voting rights as may be prescribed by the board of directors.

k.  Business Combinations.

    (A) For purposes of this Article k only, the following terms shall have the following meanings unless the context otherwise requires:

         (1) "Company" shall mean Policy Management Systems
             Corporation, South Carolina corporation.

         (2) "equity security" means any stock or similar security; or any security convertible, with or without consideration, into such a security, or carrying any warrant to subscribe to or purchase such a security; or any such warrant or right.

         (3) "group" means and includes persons, firms and corporations acting in concert, whether or not as a formal group.

         (4) "substantially all of the assets" means assets representing at least thirty percent (30%) of the fair market value of the net assets or at least twenty-five percent (25%) of the fair market value of the gross assets held by the person, firm or corporation immediately prior to the proposed sale, lease or exchange.

    (B) If any person, firm or corporation (hereinafter referred to in this Article k as the "Corporation") or any person, firm or corporation controlling the Corporation, controlled by the Corporation or under common control with the Corporation, or any group of which the Corporation or any of the foregoing persons, firms or corporations are members, or any other group controlling the Corporation, controlled by the Corporation, or under common control with the Corporation, owns of record, or owns beneficially, directly or indirectly, more than ten percent (10%) of any class of equity security of the Company, then any merger or consolidation of the Company with the Corporation, or any sale, lease or exchange of substantially all of the assets of the Company or the Corporation to the other (any such merger, consolidation, sale, lease or exchange being hereinafter referred to in this Article k as a "business combination") may not be effected unless a meeting of the shareholders of the Company is held to act thereon and the proposed business combination is approved by the affirmative vote of holders of not less than eighty percent (80%) of each class of equity security of the Company entitled to vote thereon.

    (C) For the purpose of this Article k, any corporation, person or entity will be deemed to be the beneficial owner of any equity security of the Company:

         (1) which it owns directly, whether or not of record, or

         (2) which it has the right to acquire pursuant to any agreement or arrangement or understanding or upon exercising of conversion rights, exchange rights, warrants or options or otherwise, or

         (3) which are beneficially owned, directly or indirectly (including shares deemed to be owned through application of clause (2) above), by any 'affiliate' or 'associate' as those terms as defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect on July 1, 1978, or

         (4) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (2) above) by any other corporation, person or entity with which it or any of its 'affiliates' or 'associates' has any agreement or arrangement or understanding for the purpose of acquiring, holding, voting or disposing of equity security of the Company.

        For purposes only of determining whether a corporation, person or other entity owns beneficially, directly or indirectly, 10% or more of the outstanding equity securities of the Company, the outstanding equity securities of the Company will be deemed to include any equity securities that may be issuable pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, exchange rights, warrants, options or otherwise which are deemed to be beneficially owned by such corporation, person or other entity pursuant to the foregoing provisions of this Paragraph (C).

    (D) No amendment, alteration, change or repeal of any provision of this Article k may be effected unless first approved by the affirmative vote of holders of not less than eighty percent (80%) of each class of equity security of the Company entitled to vote thereon.

    (E) Anything herein to the contrary notwithstanding, the provisions of Paragraphs (B) and (D) of this Article k requiring an eighty percent (80%) shareholder vote shall not apply in the event at a meeting duly called and held three-fourths (3/4) of all of the members of the Board of Directors shall have voted in favor of the proposed business combination or proposed amendment, alteration, change or repeal of this Article k, and in such event, the requisite shareholder approval, if any, shall be as otherwise provided in these Articles, the by-laws of the Company or by applicable law.

                                                    August 27, 1981

                       Action of the Sole Shareholder
                     of Policy Management Systems, Inc.
                     Taken by Unanimous Written Consent
                            In Lieu of A Meeting



The undersigned, being the sole shareholders of Policy Management Systems, Inc., does hereby consent to the adoption of, and does adopt, the following resolutions, which action shall have the same force and effect as if taken by unanimous affirmative vote at a special meeting of the Shareholders of the Corporation duly called and held, and direct that this written consent of such action be filed with the minutes of the proceedings of the Shareholders of the Corporation.

     RESOLVED, that the Articles of Amendment attached to the minutes of this meeting are hereby approved by the unanimous vote of the Shareholders of the Corporation, and the President and Secretary of the Corporation are hereby authorized to execute and file said Articles of Amendment.

     RESOLVED, that the amended and restated By-Laws of the Corporation attached to the minutes of this meeting are hereby approved and adopted by the unanimous vote of the Shareholders of the Corporation.

     RESOLVED, that Sterling E. Beale is hereby declared elected as a director of the Corporation for a term of office running until the next annual meeting of the Shareholders of the Corporation, and until his successor has been elected or appointed and has qualified, or until his earlier resignation, removal from office, or death, to serve as Director pursuant to the By-Laws.


WITNESS the consent of the Sole Shareholders of the Corporation, this 28th day of August, 1981.

                                   SEIBELS, BRUCE & COMPANY

                                   BY: /s/  Roy L. Faulks
                                       Roy L. Faulks,
                                       Executive Vice President



ATTEST: /s/ J. Smith Harrison
        Secretary

    c. At the date of adoption of the Amendment, the number of outstanding shares of each class entitled to vote as a class on the Amendment, and the vote of such shares, was: (if inapplicable, insert "none")


                      Number of Shares         Number of Shares Voted
        Class         Entitled to Vote            For      Against

        NONE


 4. a. Prior to the organizational meeting the Corporation and with the consent of the subscribers, the following Amendment was adopted by the Incorporator(s) on ______________.

                             (Text of Amendment)

        Not Applicable

    b.  The number of withdrawals of subscribers, if such be the case
        is   N/A  .

    c.  The number of Incorporators are   N/A   and the number voting
        for the Amendment was ______ and the number voting against the Amendment was ________.

 5. The manner, if not set forth in the Amendment, in which any exchange, reclassification, or cancellation or issued shares provided for in the Amendment shall be effected, is as follows: (if not applicable, insert "no change")

    See Attachment #1

 6. The manner in which the Amendment effects a change in the amount of stated capital, and amount of stated capital, expressed in dollars, as changed by the Amendment, is as follows: (if not applicable, insert "no change")

    See Attachment #1

Date: August 28, 1981                     Policy Management Systems
                                                         Corporation
                                               (Name of Corporation)
                                                   /s/ G. Larry Wilson
                                                   G. Larry Wilson, President

                                                   /s/ Robert L. Gresham
                                                   Robert L. Gresham, Secretary

Note:  Any person signing this
       form, shall either opposite        ____________________________
       or beneath his signature,
       clearly and legibly state his
       name and the capacity in which     ____________________________
       he signs.  Must be signed in
       accordance with Section (1.4)
       Act of 1962 (12-11.4).             ____________________________
       Supplement Code 1962.



STATE OF  South Carolina  )
                          ) ss:
COUNTY OF Richland        )

    The undersigned G. Larry Wilson and Robert L. Gresham do hereby certify that they are the duly elected and acting President and Secretary respectively, of Policy Man. Sys. Corp. and are authorized to execute this document; that each of the undersigned for himself does hereby further certify that he signed and was so authorized, has read the foregoing document, understands the meaning and purport of the statements therein contained and the same are true to the best of his information and belief.

Dated at Columbia, SC, this 28th day of August, 1981

                                                          /s/ G. Larry Wilson
                                                         G. Larry Wilson

                                                          /s/ Robert L. Gresham
                                                         Robert L. Gresham

       SCHEDULE OF FEES

(Payable at time of filing application
 with Secretary of State)

         Filing Fee    $ 5.00
         Taxes          40.00
         Total Fee     $45.00

Note:  If The Amendment effects an
       increase in capital stock, in
       lieu of the above, the filing
       fees will be as follows:

Fee for filing application .............   $    5.00
In addition to the above. $.40 for
each $1,000.00 of the total increase
in the aggregate value of authorized
shares, but in no case less than               40.00
nor more than                               1,000.00

     D44681                               /s/ John T. Campbell
    $45                                   Secretary of State
     8213
     12/07/82                             Filed: Dec. 7, 1982



STATE OF SOUTH CAROLINA   )
                          )          STATEMENT OF REDEMPTION OF SHARES
COUNTY OF RICHLAND        )




Pursuant to Authority of Section 33-9-200 of the South Carolina Code of 1976 as amended, the following Statement of Redemption of Shares is filed on behalf of POLICY MANAGEMENT SYSTEMS CORPORATION by G. Larry Wilson, President and Robert L. Gresham, Secretary:

 1. The name of the Corporation is POLICY MANAGEMENT SYSTEMS
    CORPORATION and its principal place of business is 1321 Lady Street (Post Office Box Ten), Columbia, South Carolina 29201.

 2. The corporation has redeemed four hundred thousand (400,000) shares of common stock.

 3. The aggregate number of inssued [sic] shares in the corporation is seven million five hundred thousand (7,500,000) shares of common stock.

 4. The amount of stated capital of the corporation after giving effect to such redemption is seventy-five thousand and 00/00 ($75,000.00) dollars.

 5. The redeemed shares have been restored to the status of authorized but unissued shares.



December 6, 1982                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION

                                    /s/ G. Larry Wilson
                                   G. Larry Wilson, President


                                    /s/ Robert L. Gresham
                                   Robert L. Gresham, Secretary

STATE OF SOUTH CAROLINA   )
                          )
COUNTY OF RICHLAND        )



    The undersigned G. Larry Wilson and Robert L. Gresham do hereby certify that they are the duly elected and acting President and Secretary, respectively, of Policy Management Systems Corporation and are authorized to execute this document; that each of the undersigned for himself does hereby further certify the [sic] that he signed and was so authorized, has read the foregoing document, understands the meaning and purport of the statements therein contained and the same are true to the best of his information and belief.

    Dated at Columbia, South Carolina, this 6th day of December, 1982.





December 6, 1982

                                    /s/ G. Larry Wilson
                                   G. Larry Wilson, President


                                    /s/ Robert L. Gresham
                                   Robert L. Gresham, Secretary

                           STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE
                            ARTICLES OF AMENDMENT

                     To The Articles of Incorporation of
                    Policy Management Systems Corporation

                        (File This Form in Duplicate)

      For Use By                          This Space For Use By
The Secretary of State                    The Secretary of State

File No.   D44681                          /s/ John T. Campbell
Fee Paid   $97.00                         Secretary of State
R.N.       20648
Date:      9-20-83                        Filed:  Sep. 20, 1983




    Pursuant to Authority of Section 33-15-10 the South Carolina Code of 1976 as amended, the undersigned Corporation adopts the following Articles of Amendment to its Articles of Incorporation:


 1. The name of the Corporation is Policy Management Systems
    Corporation.

 2. The Registered Office of the Corporation is 1501 Lady Street in the City of Columbia, County of Richland and the State of South
    Carolina and the name of the Registered Agent at such address is J. Smith Harrison.

(Complete item 3 of 4 whichever is relevant)

 3. a. The following Amendment of the Articles of Incorporation was adopted by the shareholders of the Corporation on September 14, 1983

                             (Text of Amendment)

        Article 3: The period of duration of the corporation shall be perpetual.

        Article 4: The Corporation is authorized to issue shares of stock as follows:

                                          Authorized No.        Par
                   Class of Shares        of each class        Value

                   Common Stock             33,000,000         $.01
                   Special Stock             5,000,000         $.01

        Article 5: Total authorized capital stock 38,000,000 shares at
                   $.01 par value.


    b. At the date of adoption of the Amendment, the total number of all outstanding shares of the Corporation was 8,102,300. The total of such shares entitled to vote, and the vote of such shares was:


        Total Number of Shares            Number of Shares Voted
           Entitled to Vote                  For       Against

              8,102,300                   5,819,437     2,713


    c. At the date of adoption of the Amendment, the number of outstanding shares of each class entitled to vote as a class on the Amendment, and the vote of such shares, was: (if inapplicable, insert "none")

                          Number of Shares     Number of Shares Voted
        Class             Entitled to Vote         For       Against

        Common Stock         8,102,300           5,819,437    2,713



 4. a. Prior to the organizational meeting [sic] the Corporation and with the consent of the subscribers, the following Amendment was adopted by the Incorporator(s) on __________________

                             (Text of Amendment)

        Not applicable


    b. The number of withdrawals of subscribers, if such be the case is ___________

    c. The number of Incorporators are _______ and the number voting for the Amendment was _______ and the number voting against the Amendment was _______

 5. The manner, if not set forth in the Amendment, in which any exchange, reclassification, or cancellation or issued shares provided for in the Amendment shall be effected, is as follows: (if not applicable, insert "no change")

    No Change

 6. The manner in which the Amendment effects a change in the amount of stated capital, and amount of stated capital, expressed in dollars, as changed by the Amendment, is as follows: (if not applicable, insert "no change")

        Stated capital is changed from $100,000.00 to $330,000.00.


Date: September 14, 1983          Policy Management Systems Corporation
                                         (Name of Corporation)

                                   /s/ G. Larry Wilson
                                  G. Larry Wilson, President

                                   /s/ Robert L. Gresham
                                  Robert L. Gresham,
                                  Sr. Vice President & Secretary

Note:  Any person signing this
       form, shall either         ____________________________________
       opposite or beneath his             (Name and Title)
       signature, clearly and
       legibly state his name
       and the capacity in        ____________________________________
       which he signs.  Must               (Name and Title)
       be signed in accordance
       with Section 33-1-40 of    ___________________________________
       the 1976 Code, as amended.          (Name and Title)



STATE OF South Carolina     )
                            )   ss:
COUNTY OF Richland          )

    The undersigned G. Larry Wilson and Robert L. Gresham do hereby certify that they are the duly elected and acting President and Secretary respectively, of Policy Management Systems Corporation and are authorized to execute this document; that each of the undersigned for himself does hereby further certify that he signed and was so authorized, has read the foregoing document, understands the meaning and purport of the statements therein contained and the same are true to the best of his information and belief.


Dated at Columbia, S.C. this 14th day of September, 1983.

                                   /s/ G. Larry Wilson
                                  G. Larry Wilson

                                   /s/ Robert L. Gresham
                                  Robert L. Gresham

       SCHEDULE OF FEES

(Payable at time of filing application
 with Secretary of State)

         Filing Fee    $ 5.00
         Taxes          40.00
         Total Fee     $45.00

Note:  If The Amendment effects an
       increase in capital stock, in
       lieu of the above, the filing
       fees will be as follows:

Fee for filing application .............   $    5.00
In addition to the above, $.40 for
each $1,000.00 of the total increase
in the aggregate value of authorized
shares, but in no case less than               40.00
nor more than                               1,000.00

                JOINT PLAN OF MERGER AND AGREEMENT OF MERGER

                                   BETWEEN

                    POLICY MANAGEMENT SYSTEMS CORPORATION

                                     AND

                              MUTUAL DATA, INC.

                                    WITH

       POLICY MANAGEMENT SYSTEMS CORPORATION AS SURVIVING CORPORATION


      D44681     /s/ John T. Campbell
      $45.00     Secretary of State
      R.N. 1496
      7/11/84    Filed:  July 10, 1984



      WHEREAS, POLICY MANAGEMENT SYSTEMS CORPORATION (hereinafter "PMSC") is a South Carolina corporation with its principle place of business in Columbia, South Carolina; and

      WHEREAS, the authorized capital stock of PMSC consists of (1) 33,000,000 shares of Common Stock of the par value of $.005 each of which 16,216,000 shares are issued and outstanding; 174,000 additional shares are reserved for the grant and exercise of options, and 16,610,000 shares are authorized, but unissued and (2) 5,000,000 shares of Special Stock of a par value of $.01 each, all of which is [sic] authorized, but unissued; and

      WHEREAS, MUTUAL DATA, INC. (hereinafter "MDI") is a Massachusetts corporation having its principal place of business in Boston, Massachusetts; and

      WHEREAS, the authorized capital stock of MDI consists of 20,000 shares of common stock with no par value of which shares 12,948 are outstanding and are all owned legally and beneficially by PMSC, 552 shares are held in the treasury, and 6,500 shares are authorized, but unissued.

      WHEREAS, the Boards of Directors of PMSC and MDI, respectively, deem it desirable and in the best interests of the corporations and their shareholders that the properties, businesses, assets and liabilities of both corporations be combined into one (1) surviving corporation which shall be PMSC;

      NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements set forth for the purpose of prescribing the terms and conditions of such merger in accordance with the applicable laws of the State of South Carolina and the Commonwealth of Massachusetts, the parties hereto covenant and agree as follows:

1. MERGER. At the close of business on July 16, 1984 at which time all of the following events shall have happened, viz.,

      (a) This Agreement shall have been adopted and approved by the Board of Directors of PMSC in accordance with the requirements of Section 33-17-50 of the South Carolina Business Corporation Act, as amended, and that fact shall have been certified by the Secretary of PMSC under its corporate seal; and

      (b) This Agreement shall have been adopted and approved by the Sole Shareholder and Board of Directors of MDI in accordance with the laws of the Commonwealth of Massachusetts, and that fact shall have been certified by the Clerk of MDI under its corporate seal; and

      (c) The Articles of Merger, executed and verified shall be filed, in accordance with the requirements of Section 33-1-60 of the South Carolina Business Corporation Act, as amended; thereupon, MDI shall be deemed to have merged with and into PMSC which shall survive the merger. Such date shall be herein referred to as the "effective date of merger."

2. TERMS AND CONDITIONS: the terms and conditions of the merger and the mode of carrying it into effect are as follows:

      (a) The corporate identity, existence, purposes, powers, franchises, rights and immunities of PMSC (the "Surviving Corporation") shall continue unaffected and unimpaired by the merger, and the corporate identify, existence, purposes, powers, franchises, rights and immunities of MDI as provided in
          Section 33-17-60 of the South Carolina Business Corporation Act, as amended, shall be merged into PMSC and PMSC shall be fully vested therewith. The separate corporate existence of MDI, except insofar as the same may be continued by statute, shall cease upon the effective date of the merger whereupon PMSC and MDI shall become a single corporation.

      (b) The Articles of Incorporation and the Bylaws, each as heretofore amended, of PMSC shall remain in effect unaltered as the Articles of Incorporation of the Surviving Corporation. Such Articles of Incorporation, as amended, separate and apart from this Joint Plan of Merger and Agreement of Merger, shall be, and may be separately certified as the Articles of Incorporation of PMSC after the effective date of Merger.

      (c) The duly qualified and acting directors and officers of PMSC immediately prior to the effective date of merger, as provided herein, shall be the directors and officers of the Surviving Corporation.

      (d) The manner and basis of converting the shares of each of the constituent corporations, and the manner and basis of making distribution to shareholders of the constituent corporations in extinguishment of or in substitution of their shares shall be as follows:

           (i) The merger shall effect no change in any of the shares of PMSC stock and none of its shares shall be converted as a result of the merger.

          (ii) Each share of MDI stock issued and outstanding as of hte [sic] effective date of merger shall, by virtue of the merger, be canceled, and be of no further force and effect.

      (e) MDI will use its best efforts to procure from the respective lessors in all leases in which MDI is the Lessee, and the other party or parties to all contracts or rights to which MDI is a party, such appropriate consents in writing to the succession of PMSC to the interests of MDI in such leases, contracts and rights as PMSC shall have requested.

      (f) Upon the effective date of the merger, all rights, privileges, powers, franchises, and interests of MDI, both of a public and private nature, all of its property, real, personal, and mixed, all debts due on whatever account, and every other interest of MDI shall be deemed transferred to and shall vest in PMSC without further act or deed as effectually as they were theretofore vested in MDI, and all claims, demands, property, and every other interest shall be as effectively the property of PMSC as they were of MDI. All rights of creditors and liens upon the property of MDI shall be preserved unimpaired, and all debts, liabilities, restrictions and duties of MDI shall attach to PMSC and may be enforced against it to the same extent as if they had been incurred or contracted by it.

      (g) If at any time PMSC shall consider or be advised that any further deeds, assignments, or other instruments or any other things are necessary or advisable to vest, perfect, or confer, of record or otherwise, in PMSC the title to any property or rights of MDI acquired or to be acquired by reason of the merger, MDI and its officers and directors shall execute and deliver all such deeds, assignments, and other instruments and do all things necessary to vest, perfect, or confirm title to such property or rights in PMSC or otherwise to carry out the terms of this agreement, and the officers and directors of PMSC are fully authorized in the name of MDI or otherwise to take any and all such action.

      (h) PMSC consents to be sued and served with process in the Commonwealth of Massachusetts or in such other jurisdictions as may be applicable in any proceeding for the enforcement of any obligation of MDI, or any obligation hereafter incurred by PMSC, and appoints the Secretary of State of the Commonwealth of Massachusetts as its agent to accept service of process in any such proceeding in the Commonwealth of Massachusetts.

      (i) Notwithstanding any of the provisions of this Agreement, the Directors of PMSC, at any time prior to the effective date of merger herein contemplated, for any reason they may deem sufficient and proper, shall have the power and authority to abandon and refrain from making effective the contemplated merger set forth herein, in which case this Plan and Agreement shall thereby be canceled and become null and void.

      (j) No term or provision of this Joint Plan of Merger and Agreement of Merger shall be construed so as to limit, restrict of diminish or otherwise to operate in derogation of, any of the terms or provisions of the South Carolina Business Corporation Act, as amended, governing or otherwise affecting the merger of MDI into PMSC as contemplated herein.



IN WITNESS WHEREOF the parties to this Agreement have caused their respective corporate seals to be hereunto affixed and these presents to be signed by their respective Presidents, all as of this 10th day of July, 1984.


PMSC                                               MDI

POLICY MANAGEMENT SYSTEMS           MUTUAL DATA, INC.
CORPORATION

BY:  /s/ G. Larry Wilson            BY:  /s/ Rudolph J. Laporte
    (AUTHORIZED SIGNATURE)                    (AUTHORIZED SIGNATURE)


    G. Larry Wilson, President          Rudolph J. Laporte, President



ATTEST as to PMSC:                  ATTEST as to MDI:


 /s/ Robert L. Gresham               /s/ Robert L. Gresham
Robert L. Gresham, Secretary        Robert L. Gresham, Clerk


[Corporate Seal]                    [Corporate Seal]

                       Certificate of G. Larry Wilson



The undersigned, G. Larry Wilson, hereby certifies that:

(1) He has read and understands the meaning and purport of the statements contained in the foregoing document;

(2)   Such statements are true; and

(3) He signed the document in the capacity indicated and is authorized so to sign; and

(4) The foregoing document has duly adopted by the Board of Directors of Policy Management Systems Corporation and upon the date of such adoption Policy Management Systems Corporation owned 100% percent of the outstanding shares of stock of Mutual Data, Inc.




                                      /s/ G. Larry Wilson
                                     G. Larry Wilson
                                     President of Policy Management
                                       Systems Corporation

                      Certificate of Rudolph J. Laporte



The undersigned, Rudolph J. Laporte, hereby certifies that:

(1) He has read and understands the meaning and purport of the statements contained in the foregoing document;

(2)   Such statements are true; and

(3) He signed the document in the capacity indicated and is authorized so to sign.





                                      /s/ Rudolph J. Laporte
                                     Rudolph J. Laporte
                                     President of Mutual Data, Inc.

                      Certificate of Robert L. Gresham





The undersigned, Robert L. Gresham, hereby certifies that:

(1) He has read and understands the meaning and purport of the statements contained in the foregoing document;

(2)   Such statements are true; and

(3) He signed the document in the capacity indicated and is authorized so to sign; and

(4) The foregoing document has been duly adopted by the Board of Directors of Policy Management Systems Corporation and upon the date of such adoption Policy Management Systems Corporation owned 100% percent of the outstanding shares of stock of Mutual Data, Inc.




                                      /s/ Robert L. Gresham
                                     Robert L. Gresham
                                     Secretary of Policy Management
                                       Systems Corporation
                                       Clerk of Mutual Data, Inc.

             NOTICE OF CHANGE OF REGISTERED OFFICE OR REGISTERED
                                AGENT OR BOTH


                           STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE

                        (File This Form in Duplicate)
                              Filing Fee $5.00


      For Use By                          This Space For Use By
The Secretary of State                    The Secretary of State

File No.   D44681                          /s/
Fee Paid                                  Secretary of State
C.B.
Date:                                     Filed   Sep. 18, 1986


                                                           CHS 01/02 4973
                                         86-013884/86-013884 16.50:20 012
                                                     09-18-86  AMT: $5.00
                                         SECT OF STATE OF SOUTH CAROLINA


Pursuant to Section 33-5-10 of the 1976 Code, the undersigned
Corporation which is.

(A)   A domestic corporation incorporated in South Carolina on July 18,
      1980; or

(B) A foreign corporation incorporated in _____________________ on ______________, and authorized to do business in South Carolina on
      ______________ whose registered or principal office in the jurisdiction of its incorporation is ______________ in the City of __________________ and the State of _____________________.

now gives notice of the change of its registered office or its registered agent or both, and submits the following statement:

(1)   The name of the Corporation is Policy Management Systems
      Corporation.

(2) The address of the present registered office is 1501 Lady Street, Columbia, S.C.

(3) The address to which its registered office is to be changed is One PMS Center, Blythewood, South Carolina 29016.

(4)   The name of the present registered agent is J. Smith Harrison.

(5)   The name of the successor registered agent is Robert L. Gresham.

(6) The address of the registered office and the address of the business office of the registered agent, as changed, will be identical.

(7)   State whether such change was authorized by action of the Board of
      Directors:

            Yes






Policy Management Systems Corporation
        (Name of Corporation)

                                   BY:  /s/ G. Larry Wilson
                                        G. Larry Wilson

                                        President
                                                  (Title)


                                   BY:  /s/ Van E. Edwards, III
                                        Van E. Edwards, III

  September 15, 1986                    Assistant Secretary
         (Date)                                   (Title)

                             ARTICLES OF MERGER
                                   MERGING
                UNDERWRITING SERVICES OF AMERICA CORPORATION
                                     AND
                     GENERAL INFORMATION SERVICES, INC.
                                WITH AND INTO
                    POLICY MANAGEMENT SYSTEMS CORPORATION


      D44681                               /s/ John T. Campbell
                                          Secretary of State

                                          Filed:  Dec. 30, 1986

                                                         JUL 01/02 4973
                                       86-019398/86-019406 09:00:20 004
                                                  12-30-86  AMT: $45.00
                                       SECT OF STATE OF SOUTH CAROLINA


    Pursuant to Section 33-17-50 of the South Carolina Business Corporation Act, Policy Management Systems Corporation, a South Carolina corporation (sometimes hereinafter the "Parent" or the "Surviving Corporation") which owns one-hundred percent (100%) of the outstanding shares of each class of Underwriting Services of America Corporation, a South Carolina corporation, and one-hundred percent (100%) of the outstanding shares of each class of General Information Services, Inc., a South Carolina corporation, (sometimes hereinafter collectively the "Subsidiaries") adopts the following Articles of
Merger:

    FIRST: the name of the undersigned corporation into which the merger is effected is Policy Management Systems Corporation.

    SECOND:  the effective date of the merger is December 31, 1986.

    THIRD: the Plan of Merger attached hereto (the "Plan") and incorporated herein by this reference was duly adopted by the board of directors of Policy Management Systems Corporation as of October 14, 1986, and Policy Management Systems Corporation, as owner of all the issued shares of the Subsidiaries, thereafter waived the mailing of a copy of the Plan.

    FOURTH: as to the Subsidiaries in the merger, the number of shares outstanding, the designation and number of outstanding shares of each owned by the Parent are as follows:

                                                     Number of Shares
                         Number of                   Owned by Policy
  Name of                 Shares                     Management Systems
Corporation             Outstanding   Designation    Corporation

Underwriting Services
of America Corporation     1,000        common            1,000

General Information
Services, Inc.             1,000        common            1,000




    FIFTH: under the terms of the South Carolina Business Corporation Act, shareholder approval is not required because the Parent owns one hundred percent of the shares of the Subsidiaries before the merger.

    IN WITNESS WHEREOF, the undersigned corporation has caused these Articles of Merger to be executed in its name by its President and Secretary, as of the 19 day of December, 1986.


                                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION

                                   By:  /s/ G. Larry Wilson
                                        G. Larry Wilson, President


                                   By:  /s/ Robert L. Gresham
                                        Robert L. Gresham, Secretary

STATE OF SOUTH CAROLINA

COUNTY OF RICHLAND




    G. Larry Wilson, being the President, and Robert L. Gresham being the Secretary, of Policy Management Company [sic], each being duly sworn, deposes and says that he has read and understands the meaning and purport of the statements in the foregoing "Articles of Merger", that he has the authority to sign the document and that the statements therein are true and correct or that he is informed or believes that such statements are true.


                                    /s/ G. Larry Wilson
                                   G. Larry Wilson, President


                                    /s/ Robert L. Gresham
                                   Robert L. Gresham, Secretary



    Sworn to and subscribed before me this 19th day of December, A.D.
1986.



NOTARIAL SEAL                       /s/ Van E. Edwards, III
                                         Notary Public

                                   Commission Data: Expires: 8/25/95

                               PLAN OF MERGER

                                    AMONG

                    POLICY MANAGEMENT SYSTEMS CORPORATION

                                     AND

                UNDERWRITING SERVICES OF AMERICA CORPORATION

                                     AND

                     GENERAL INFORMATION SERVICES, INC.

                                    WITH

       POLICY MANAGEMENT SYSTEMS CORPORATION AS SURVIVING CORPORATION



    WHEREAS, POLICY MANAGEMENT SYSTEMS CORPORATION (hereinafter "PMSC") is a South Carolina corporation with its principle place of business in Blythewood, South Carolina; and

    WHEREAS, the authorized capital stock of PMSC consists of (1) 33,000,000 shares of Common Stock of the par value of $.01 each of which 16,282,087 shares are issued and outstanding; and 16,717,913 shares are authorized, but unissued and (2) 5,000,000 shares of Special Stock of a par value of $.01 each, all of which is authorized, but unissued, and

    WHEREAS, UNDERWRITING SERVICES OF AMERICA CORPORATION (hereinafter "USA") is a South Carolina corporation having its principal [sic] place of business in Blythewood, South Carolina; and

    WHEREAS, the authorized capital stock of USA consists of 1,000 shares of common stock with a par value of $1.00 of which 1,000 shares are outstanding, and are all owned legally and beneficially by PMSC; and

    WHEREAS, GENERAL INFORMATION SERVICES, INC. (hereinafter "GIS") is a South Carolina corporation having its principal [sic] place of business in Blythewood, South Carolina; and

    WHEREAS, the authorized capital stock of GIS consists of 1,000 shares of common stock with a par value of $1.00 of which shares 1,000 shares are outstanding and are all owned legally and beneficially by PMSC;

    WHEREAS, the Board of Directors of PMSC deem it desirable and in the best interests of the corporations and their shareholders that the properties, businesses, assets and liabilities of PMSC, USA and GIS corporations be combined into one (1) surviving corporation which shall be PMSC:

                                 WITNESSETH:

    The following constitutes the terms and conditions of the merger of USA and GIS with and into PMSC:

 1. Merger

    1.1 On the "effective date of merger" (as defined hereafter) USA and GIS shall be merged with and into PMSC, with PMSC as the surviving corporation, and the separate existence of USA and GIS shall cease. The identity, existence, purpose, rights, privileges, immunities and powers of PMSC shall continue unaffected and unimpaired by the merger, except as otherwise specifically set forth herein.

    1.2 Effective date of merger: This Plan of Merger shall become effective on 11:59 p.m. Eastern Standard Time on December 31, 1986.

 2. TERMS AND CONDITIONS: The terms and conditions of the merger and the mode of carrying it into effect are as follows:

    2.1 The corporate identity, existence, purposes, powers, franchises, rights and immunities of PMSC (the "Surviving Corporation") shall continue unaffected and unimpaired by the merger, and the corporate identity, existence, purposes, powers, franchises, rights and immunities of USA and GIS shall be merged into PMSC and PMSC shall be fully vested therewith, as provided in the South Carolina Business Corporation Act, as amended. The separate corporate existence of USA and GIS, except insofar as the same may be continued by statute, shall cease upon the effective date of the merger whereupon PMSC and USA and GIS shall become a single corporation.

    2.2 The Articles of Incorporation, as heretofore amended, of PMSC shall remain in effect unaltered as the Articles of Incorporation of the Surviving Corporation. Such Articles of Incorporation, as amended, separate and apart from this Plan of Merger, shall be, and may be separately certified as the Articles of Incorporation of PMSC after the effective date of merger.

    2.3 The duly qualified and acting directors and officers of PMSC immediately prior to the effective date of merger, as provided herein, shall be the directors and officers of the Surviving Corporation.

    2.4 The manner and basis of converting the shares of each of the constituent corporations, and the manner and basis of making distribution to shareholders of the constituent corporations in extinguishment of or in substitution of their shares shall be as follows:

          (i) The merger shall effect no change in any of the shares of PMSC stock and none of its shares shall be converted as a result of the merger.

         (ii) Each share of USA and GIS stock issued and outstanding as of the effective data of merger shall, by virtue of the merger, be canceled, and be of no further force and effect.

    2.5 USA and GIS will use their best efforts to procure from the respective lessors in all leases in which USA and GIS are the Lessees, and the other party or parties to all contracts or rights to which USA and GIS are parties, such appropriate consents in writing to the succession of PMSC to the interests of USA and GIS in such leases, contracts and rights as PMSC shall have requested.

    2.6 Upon the effective date of the merger, all rights, privileges, powers, franchises, and interests of USA and GIS, both of a public and private nature, all of its property, real, personal, and mixed, all debts due on whatever account, and every other interest of USA and GIS shall be deemed transferred to and shall vest in PMSC without further act or deed as effectually as they were theretofore vested in USA and GIS, and all claims, demands, property, and every other interest shall be as effectively the property of PMSC as they were of USA and GIS. All rights of creditors and liens upon the property of USA and GIS shall be preserved unimpaired, and all debts, liabilities, restrictions and duties of USA and GIS shall attach to PMSC and may be enforced against it to the same extent as if they had been incurred or contracted by it.

    2.7 If at any time PMSC shall consider or be advised that any further deeds, assignments, or other instruments or any other things are necessary or advisable to vest, perfect, or confer, of record or otherwise, in PMSC the title to any property or rights of USA and GIS acquired or to be acquired by reason of the merger, USA and GIS and their officers and directors shall execute and deliver all such deeds, assignments, and other instruments and do all things necessary to vest, perfect, or confirm title to such property or rights in PMSC or otherwise to carry out the terms of this Plan of Merger, and the officers and directors of PMSC are fully authorized in the name of USA and GIS or otherwise to take any and all such action.

    2.8 Notwithstanding any of the provisions of this Plan of Merger, the Directors of PMSC, at any time prior to the effective date of merger herein contemplated, for any reason they may deem sufficient and proper, shall have the power and authority to abandon and refrain from making effective the contemplated merger set forth herein, in which case this Plan of Merger shall thereby be canceled and become null and void.

    2.9 No term or provision of this Plan of Merger shall be construed so as to limit, restrict or diminish or otherwise to operate in derogation of any of the terms or provisions of the South Carolina Business Corporation Act, as amended, governing or otherwise affecting the merger of USA and GIS into PMSC as contemplated herein.

   D44681                      DEC 31 1986


                             ARTICLES OF MERGER
                                   MERGING
                     PMS COMPUCLAIM SYSTEMS CORPORATION
                                     AND
                    BUSINESS COMPUTER SYSTEMS CORPORATION
                                WITH AND INTO
                    POLICY MANAGEMENT SYSTEMS CORPORATION


                                                         JUL 01/02 4973
                                       81-000077/87-000077 10:06:20 004
                                                  01-02-87  AMT: $45.00
                                       SECT OF STATE OF SOUTH CAROLINA


    Pursuant to Section 33-17-50 of the South Carolina Business Corporation Act, Policy Management Systems Corporation, a South Carolina corporation (sometimes hereinafter the "Parent" or the "Surviving Corporation") which owns one-hundred percent (100%) of the outstanding shares of each class of PMS Compuclaim Systems Corporation, a Texas corporation, and Business Computer Systems Corporation, a Texas corporation (sometimes hereinafter the "Subsidiaries") adopts the following Articles of Merger:

    FIRST: the name of the undersigned corporation into which the merger is effected is Policy Management Systems Corporation.

    SECOND:  the effective date of the merger is December 31, 1986.

    THIRD: the Plan of Merger attached hereto (the "Plan") and incorporated herein by this reference was duly adopted by the board of directors of Policy Management Systems Corporation as of October 14, 1986, and Policy Management Systems Corporation, as owner of all the issued shares of the Subsidiaries, thereafter waived the mailing of a copy of the Plan.

    FOURTH: as to the Subsidiaries in the merger, the number of shares outstanding, the designation and number of outstanding shares of each owned by the Parent are as follows:

                                                     Number of Shares
                         Number of                   Owned by Policy
  Name of                 Shares                     Management Systems
Corporation             Outstanding   Designation    Corporation

PMS Compuclaim
Systems Corporation        1,000        common            1,000

Business Computer
Systems Corporation       11,248        common           11,248



    FIFTH: under the terms of the South Carolina Business Corporation Act, shareholder approval is not required because the Parent owns one hundred percent of the shares of each Subsidiary before the merger.



    IN WITNESS WHEREOF, the undersigned corporation has caused these Articles of Merger to be executed in its name by its President and Secretary, as of the 29 day of December, 1986.


                            POLICY MANAGEMENT SYSTEMS
                            CORPORATION


                            BY:  /s/ G. Larry Wilson
                                G. Larry Wilson, President

                            BY:  /s/ Robert L. Gresham
                                Robert L. Gresham, Secretary

STATE OF SOUTH CAROLINA

COUNTY OF RICHLAND




    G. Larry Wilson, being the President, and Robert L. Gresham being the Secretary, of Policy Management Systems Corporation, each being duly sworn, deposes and says that he has read and understands the meaning and purport of the statements in the foregoing "Articles of Merger," that he has the authority to sign the document and that the statements therein are true and correct or that he is informed or believes that such statements are true.



                             /s/ G. Larry Wilson
                            G. Larry Wilson, President


                             /s/ Robert L. Gresham
                            Robert L. Gresham, Secretary



    Sworn to and subscribed before me this 29 day of December, A.D.
1986.


NOTARIAL SEAL                /s/ Van E. Edwards, III
                                    Notary Public

                            Commission Data:  8/23/95

                               PLAN OF MERGER

                                    AMONG

                    POLICY MANAGEMENT SYSTEMS CORPORATION

                                     AND

                         PMS COMPUCLAIM CORPORATION

                                     AND

                    BUSINESS COMPUTER SYSTEMS CORPORATION

                                    WITH

       POLICY MANAGEMENT SYSTEMS CORPORATION AS SURVIVING CORPORATION



    WHEREAS, POLICY MANAGEMENT SYSTEMS CORPORATION (hereinafter "PMSC") is a South Carolina corporation with its principle place of business in Blythewood, South Carolina; and

    WHEREAS, the authorized capital stock of PMSC consists of (1) 33,000,000 shares of Common Stock of the par value of $.01 each of which 16,282,087 shares are issued and outstanding; and 16,717,913 shares are authorized, but unissued and (2) 5,000,000 shares of Special Stock of a par value of $.01 each, all of which is authorized, but unissued; and

    WHEREAS, PMS COMPUCLAIM CORPORATION (hereinafter "COMPUCLAIM") is a Texas corporation having its principal [sic] place of business in Dallas, Texas; and

    WHEREAS, the authorized capital stock of COMPUCLAIM consists of 100,000 shares of common stock with a par value of $1.00 of which 1,000 shares are outstanding and are all owned legally and beneficially by PMSC, and 99,000 shares are authorized, but unissued; and

    WHEREAS, BUSINESS COMPUTER SYSTEMS CORPORATION (hereinafter "BCS") is a Texas corporation having its principal [sic] place of business in Dallas, Texas; and

    WHEREAS, the authorized capital stock of BCS consists of 30,000 shares of common stock with a par value of $1.00 of which shares 11,248 are outstanding and are all owned legally and beneficially by PMSC and 18,752 shares are authorized, but unissued; and

    WHEREAS, the Board of Directors of PMSC deem it desirable and in the best interests of the corporations and their shareholders that the properties, businesses, assets and liabilities of PMSC, COMPUCLAIM and BCS corporations be combined into one (1) surviving corporation which shall be PMSC;


                                 WITNESSETH:

    The following constitutes the terms and conditions of the merger of COMPUCLAIM and BCS with and into PMSC:

 1. Merger [sic]

     1.1 On the "effective date of merger" (as defined hereinafter) COMPUCLAIM and BCS shall be merged with and into PMSC, with PMSC as the surviving corporation, and the separate existence of COMPUCLAIM and BCS shall cease. The identity, existence, purpose, rights, privileges, immunities and powers of PMSC shall continue unaffected and unimpaired by the merger, except as otherwise specifically set forth herein.

     1.2 Effective date of merger: This Plan of Merger shall become effective on December 31, 1986 at 11:59 P.M.

 2. TERMS AND CONDITIONS: The terms and conditions of the merger and the mode of carrying it into effect are as follows:

     2.1 The corporate identity, existence, purposes, powers, franchises, rights and immunities of PMSC (the "Surviving Corporation") shall continue unaffected and unimpaired by the merger, and the corporate identity, existence, purposes, powers, franchises, rights and immunities of COMPUCLAIM and BCS shall be merged into PMSC a South Carolina corporation with its principle offices at One PMS Center, Blythewood, South Carolina 29016 and PMSC shall be fully vested therewith, as provided in the South Carolina Business Corporation Act, as amended, and the Texas Business Corporation Act, as amended. The separate corporate existence of COMPUCLAIM and BCS, except insofar as the same may be continued by statute, shall cease upon the effective date of the merger whereupon PMSC and COMPUCLAIM and BCS shall become a single corporation.

     2.2 The Articles of Incorporation, as heretofore amended, of PMSC shall remain in effect unaltered as the Articles of Incorporation of the Surviving Corporation. Such Articles of Incorporation, as amended, separate and apart from this Plan of Merger, shall be, and may be separately certified as the Articles of Incorporation of PMSC after the effective date of merger.

     2.3 The duly qualified and acting directors and officers of PMSC immediately prior to the effective date of merger, as provided herein, shall be the directors and officers of the Surviving Corporation.

     2.4 The manner and basis of converting the shares of each of the constituent corporations, and the manner and basis of making distribution to shareholders of the constituent corporations in extinguishment of or in substitution of their shares shall be as follows:

           (i) The merger shall effect no change in any of the shares of PMSC stock and none of its shares shall be converted as a result of the merger.

          (ii) Each share of COMPUCLAIM and BCS stock issued and outstanding as of the effective date of merger shall, by virtue of the merger, be canceled, and be of no further force and effect.

     2.5 COMPUCLAIM and BCS will use their best efforts to procure from the respective lessors in all leases in which COMPUCLAIM and BCS are the Lessees, and the other party or parties to all contracts to rights to which COMPUCLAIM and BCS are parties, such appropriate consents in writing to the succession of PMSC to the interests of COMPUCLAIM and BCS in such leases, contracts and rights as PMSC shall have requested.

     2.6 Upon the effective date of the merger, all rights, privileges, powers, franchises, and interests of COMPUCLAIM and BCS, both of a public and private nature, all of its property, real, personal, and mixed, all debts due on whatever account, and every other interest of COMPUCLAIM and BCS shall be deemed transferred to and shall vest in PMSC without further act or deed as effectually as they were theretofore vested in COMPUCLAIM and BCS, and all claims, demands, property, and every other interest shall be as effectively the property of PMSC as they were of COMPUCLAIM and BCS. All rights of creditors and liens upon the property of COMPUCLAIM and BCS shall be preserved unimpaired, and all debts, liabilities, restrictions and duties of COMPUCLAIM and BCS shall attach to PMSC and may be enforced against it to the same extent as if they had been incurred or contracted by it.

     2.7 If at any time PMSC shall consider or be advised that any further deeds, assignments, or other instruments or any other things are necessary or advisable to vest, perfect, or confer, of record or otherwise, in PMSC the title to any property or rights of COMPUCLAIM and BCS acquired or to be acquired by reason of the merger, COMPUCLAIM and BCS and their officers and directors shall execute and deliver all such deeds, assignments, and other instruments and do all things necessary to vest, perfect, or confirm title to such property or rights in PMSC or otherwise to carry out this Plan of Merger, and the officers and directors of PMSC are fully authorized in the name of COMPUCLAIM and BCS or otherwise to take any and all such action.

     2.8 PMSC consents to be sued and served with process in Texas or in such other jurisdiction as may be applicable in any proceeding for the enforcement of any obligation of COMPUCLAIM and/or BCS, or any obligation hereafter incurred by PMSC, and appoints the Secretary of State of Texas as its agent to accept service of process in any such proceeding in the State of Texas.

     2.9 Notwithstanding any of the provisions of this Plan of Merger, the Directors of PMSC, at any time prior to the effective date of merger herein contemplated, for any reason they may deem sufficient and proper, shall have the power and authority to abandon and refrain from making effective the contemplated merger set forth herein, in which case this Plan of Merger shall thereby be canceled and become null and void.

    2.10 No term or provision of this Plan of Merger shall be construed so as to limit, restrict or diminish or otherwise to operate in derogation of any of the terms or provisions of the South Carolina Business Corporation Act, as amended, and Texas Business Corporation Act, as amended, governing or otherwise affecting the merger of COMPUCLAIM and BCS into PMSC as contemplated herein.

                            Articles of Amendment

                                   to the

                          Articles of Incorporation

                                     of

                    Policy Management Systems Corporation

     Pursuant to (Sections) 33-6-102 & 33-10-102 of the Business Corporation Act
                       of the State of South Carolina



        D44681                             /s/ John T. Campbell
                                          Secretary of State

                                          Filed:  Aug. 23, 1989

                                                  WMJ 01/02 4973
                                89-012439/89-012439 16.18:20 004
                                          06-24-89  AMT: $110.00
                                SECT OF STATE OF SOUTH CAROLINA


    Policy Management Systems Corporation, a South Carolina corporation (the "Corporation"), hereby certifies:

     1.  The name of the Corporation is Policy Management Systems
Corporation.

     2. A. The Articles of Incorporation of the Corporation are hereby amended by the addition of a provision stating the number, designation, powers, relative, participating, optional and other special rights of a series of Special Stock of the Corporation, as fixed by the Board of Directors of the Corporation under authority contained in the Corporation's Articles of Incorporation.

    B. To effect the foregoing, the Articles of Incorporation are amended by adding the following provisions to Article 4 thereof:

    "There is hereby established a series of the Corporation's authorized Special Stock, to be designated as the Series A Convertible
Special Stock, par value $.01 per share. The relative rights, preferences and limitations of the Series A Convertible Special Stock, insofar as not already fixed by any other provision of these Articles of Incorporation shall, as fixed by the Board of Directors of the Corporation in the exercise of authority conferred by these Articles of Incorporation, and as permitted by (Sections) 33-6-102 & 33-10-102 of the South Carolina Business Corporation Act, be as follows:

    (i) Designation and Number of Shares. The shares of such series shall be designated as "Series A Convertible Special Stock" (the "Series A Preferred Stock"). The par value of each share of the Series A Preferred Stock shall be $.01. The number of shares initially constituting the Series A Preferred Stock shall be 3,797,561; provided, however, that the number of shares of Series A Preferred Stock may be increased, by an amendment of this paragraph (i) approved by the Board of Directors of the Corporation, if within the authority of the Board of Directors of the Corporation under Article 4 of the Articles of Incorporation, to such greater number of shares of Series A Preferred Stock as are at any time issuable pursuant to the Series A Preferred Stock Purchase Agreement, but may not otherwise be increased without the affirmative vote of the holders of at least 66 2/3% of the outstanding Series A Preferred Stock, voting as a separate class.

    (ii) Dividends or Distributions.

         (A) The holders of shares of the Series A Preferred Stock, in preference to the holders of shares of any other series of Preferred Stock or other class or series of capital stock, including the Common Stock, par value $.01 per share (the "Common Stock"), of the Corporation ranking junior to the Series A Preferred Stock with respect to the payment of dividends, shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Corporation legally available therefor, (1) cumulative cash dividends ("Regular Dividends") is an amount equal to 3.5% of the then Liquidation Price of such shares, payable in equal semi-annual payments on the fifteenth day of March and September in each year (each such date being referred to herein as a "Regular Dividend Payment Date"), commencing on March 15, 1990, less the amount of all cash dividends declared on shares of the Series A Preferred Stock pursuant to the following clause (2) since the immediately preceding Regular Dividend Payment Date or, with respect to the first Regular Dividend Payment Date, since the date of original issuance of the Series A Preferred Stock (the "Issue Date") and (2) dividends payable in cash on the payment date for each cash dividend declared on the shares of Common Stock in an amount per share of Series A Preferred Stock equal to the number of shares of Common Stock into which each share of Series A Preferred is then convertible times the cash dividends then to be paid on each share of Common Stock. Regular Dividends payable on the Series A Preferred Stock shall only "accrue" and be payable on a Regular Dividend Payment Date and shall not "accrue" during the period between Regular Dividend Payment Dates; provided that Regular Dividends payable on the first Regular Dividend Payment Date shall be equal to (a) 3.5% of the then Liquidation Price, multiplied by (b) the number of days that elapse between the Issue Date and such first Regular Dividend Payment Date, divided by (c) 182.5.

         (B) The Corporation shall pay a cash dividend on the Series A Preferred Stock as provided in clause (2) of paragraph (ii)(A) above immediately prior to or at the same time it pays a cash dividend on the shares of Common Stock. In addition, if the Corporation shall pay any dividend or make any distribution on the shares of Common Stock payable in assets, securities or other forms of noncash consideration (other than dividends or distributions solely in shares of Common Stock), then, in each such case, the Corporation shall simultaneously pay or make on each outstanding share of the Series A Preferred Stock a dividend or distribution in like kind equal to the number of shares of Common Stock into which each share of Series A Preferred Stock is then convertible times such dividend or distribution on each share of Common Stock.

         (C) Regular Dividends payable pursuant to paragraph (ii)(A) above shall accrue and only be cumulative from the Regular Dividend Payment Date of such dividends whether or not such Regular Dividends have been declared and whether or not there are any funds of the Corporation legally available for the payment of dividends. Accrued but unpaid Regular Dividends shall not bear interest. Regular Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such Regular Dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for determination of holders of shares of Series A Preferred Stock entitled to receive a dividend or distribution declared thereon, which record date shall be (1) in the case of any cash dividend on the Series A Preferred Stock as provided in clause (2) of paragraph
    (ii)(A) above, the same as the record date for any corresponding dividend on the Common Stock and (2) in all other cases, no more than 60 nor less than 10 days prior to the date fixed by the Board of Directors for the payment thereof.

    (iii) Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

         (A) Each holder of Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which each share of the Series A Preferred Stock is then convertible, for each share of the Series A Preferred Stock held of record on each matter on which holders of the Common Stock or shareholders generally are entitled to vote, multiplied by the number of votes per share which the holders of the Common Stock or shareholders generally then have with respect to such matter.

         (B) Except as otherwise provided herein or by applicable law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class for the election of directors of the Corporation and on all other matters submitted to a vote of shareholders of the Corporation.

         (C) So long as the Purchaser shall beneficially own shares of Series A Preferred Stock representing an aggregate of at least 10% of the Outstanding Voting Power of the Corporation, in the sole discretion of the holders of a majority of the outstanding shares of Series A Preferred Stock, the number of directors constituting the Board of Directors of the Corporation shall be increased from the number constituting the Board of Directors on the Issue Date by one (if at such time such an increase shall not already be in effect). In addition to voting together with the holders of Common Stock for the election of other directors of the Corporation, the holders of record of the Series A Preferred Stock, voting separately as a class to the exclusion of the holders of Common Stock, shall be entitled at any annual meeting of shareholders for the election of directors (and at each subsequent annual meeting of shareholders), to vote for the election of such additional director, if any, of the Corporation, the holders of any Series A Preferred Stock being entitled to cast one vote per share of the Series A Preferred Stock and such director being elected by the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock. In addition to any other vote which may be required by the Articles of Incorporation, any director who shall have been so elected pursuant to the next preceding sentence may be removed without cause only by the affirmative vote of the holders of the Series A Preferred Stock at the time entitled to cast a majority of the votes entitled to be cast for the election of any such director at a special meeting of such holders called for that purpose, and any vacancy thereby created may be filled by the vote of such holders. In the sole discretion of the holders of a majority of the outstanding shares of Series A Preferred Stock, the holders of the Series A Preferred Stock shall be divested of the foregoing special voting rights, subject to revesting at any time and from time to time in the sole discretion of the holders of a majority of the outstanding shares of Series A Preferred Stock. Upon the divestiture or termination of the foregoing special voting rights, the term of office of any person who may have been elected director pursuant to said special voting rights shall forthwith terminate, and the number of directors constituting the Board of Directors shall be reduced by one. The voting rights granted by this subsection (C) shall be in addition to any other voting rights granted to the holders of the Series A Preferred Stock in this paragraph (iii).

         (D) Except as provided herein or by applicable law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for authorizing or taking any corporate action (other than pursuant to the Series A Preferred Stock Purchase Agreement).

    (iv)  Certain Restrictions.

         (A) Whenever Regular Dividends payable on shares of Series A Preferred Stock as required by paragraph (ii) are in arrears, thereafter and until all accrued and unpaid Regular Dividends, whether or not declared, on the outstanding shares of Series A Preferred Stock shall have been declared and paid in full, the Corporation shall not:

            (1) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding
         up) to the Series A Preferred Stock; or

            (2) redeem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock.

         (B) The Corporation shall not permit any Subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under subparagraph (A) of this paragraph (iv), purchase or otherwise acquire such shares at such time and in such manner.

    (v) Liquidation Rights. (A) Upon the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution, or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of Series A Preferred Stock shall have received an amount in cash equal to the Liquidation Price per share.

         (B) In the event the assets of the Corporation available for distribution to the holders of shares of Series A Preferred Stock upon liquidation, dissolution or winding up of the Corporation shall be insufficient to pay in full all amounts to which such holders shall be entitled pursuant to paragraph (v)(A), the entire assets of the Corporation available for distribution to the holders of the Series A Preferred Stock shall be distributed ratably among them.

         (C) Upon any such liquidation, dissolution or winding up of the Corporation, after the holders of the Series A Preferred Stock shall have been paid in full the amounts to which they shall be entitled pursuant to paragraph (v)(A), the remaining assets of the Corporation shall be distributed to the holders of any capital stock, including the Common Stock, ranking junior (upon liquidation, dissolution or winding up) to the Series A Preferred Stock.

         (D) Written notice of such liquidation, dissolution or winding up, stating a payment date, the amount of the payment and the place where the amounts distributable shall be payable, shall be mailed by overnight, certified or registered mail, return receipt requested, no less than 20 days prior to the payment date stated therein, to each holder of shares of Series A Preferred Stock, at such holder's address as it appears on the transfer books of the Corporation.

    (vi) Certain Events. Neither the consolidation, merger or other business combinations of the Corporation with or into any other Person or Persons nor the sale of all or substantially all of the assets of the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for purposes of paragraph (v).

    (vii)  Redemption; No Sinking Fund.

         (A) The Corporation may, at any time after the third anniversary of the Issue Date, redeem the Series A Preferred Stock, in whole but not in part, at the Redemption Prices (expressed as a percentage of the then Liquidation Price) per share of Series A Preferred Stock set forth below:

    If redeemed during the 12-month period beginning on the anniversary of the Issue Date falling in:


            Year                          Redemption Price

            1992                                 106%
            1993                                 105
            1994                                 104
            1995                                 103
            1996                                 102
            1997                                 101
            1998 and thereafter                  100


         (B) If the Development and Marketing Agreement (as defined in the Series A Preferred Stock Purchase Agreement) is terminated pursuant to its terms either (i) by the Company for cause or (ii) by the Purchaser for convenience, the Corporation may, at any time prior to the third anniversary of the Issue Date, by giving notice in accordance with paragraph (vii)(C) within 60 days after such termination, redeem the Series A Preferred Stock, in whole but not in part, at a Redemption Price per share of Series A Preferred Stock equal to 107% of the then Liquidation Price of such shares.

         (C) The Corporation shall notify each holder of Series A Preferred Stock at least 60 days in advance of the proposed Redemption Date and the Redemption Price; provided that, in the event that the Purchaser shall, after receiving such notice, notify the Company of the exercise of its registration rights under
    Section 8 of the Series A Preferred Stock Purchase Agreement, the Redemption Date shall be extended until the public offering of the Purchaser's Series A Preferred Stock shall have been completed or abandoned. The right to convert shares of Series A Preferred Stock shall terminate on the Redemption Date, as the same may be extended in accordance with the preceeding [sic] sentence.

         (D) The Series A Preferred Stock shall not be subject to or entitled to the operation of a retirement or sinking fund.

    (viii) Ranking. The Series A Preferred Stock shall rank prior to any other equity securities of the Corporation, including the Common Stock, with respect to the payment of dividends and the distribution of assets upon the liquidation, dissolution or winding up of the Corporation.

    (ix) Reacquired Shares. Any Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancelation become authorized but unissued shares of Special Stock, without designation as to series until such shares are once more designated as part of a particular series by resolution of the Board of Directors.

    (x) Amendment. None of the powers, preferences and relative, participating, optional and other special rights of the Series A Preferred Stock as provided herein shall be amended in any manner which would alter or change the powers, preferences, rights or privileges of the holders of Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least 66 2/3% of the outstanding Series A Preferred Stock, voting as a separate class.

    (xi) Conversion. Each share of Series A Preferred Stock may be converted at any time at the option of the holder thereof, into shares of Common Stock, on the terms and conditions set forth in this paragraph (xi).

         (A) Subject to the provisions for adjustment hereinafter set forth, each share of Series A Preferred Stock shall be convertible in the manner hereinafter set forth into one fully paid and nonassessable share of Common Stock.

         (B) The number of shares of Common Stock into which each share of Series A Preferred Stock is convertible shall be subject to adjustment from time to time as follows:

            (1) In case the Corporation shall at any time or from time to time declare a dividend, or make a distribution, on the outstanding shares of Common Stock in shares of Common Stock or subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares or combine or reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock, then, and in each such case, the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible shall be adjusted so that the holder of each share thereof shall be entitled to receive, upon the conversion thereof, the number of shares of Common Stock which the holder of a share of Series A Preferred Stock would have been entitled to receive after the happening of any of the events described above had such share been converted immediately prior to the happening of such event or the record date therefor, whichever is earlier. An adjustment made pursuant to this clause (1) shall become effective (a) in the case of any such dividend or distribution, immediately after the close of business on the record date for the determination of holders of shares of Common Stock entitled to receive such dividend or distribution, or (b) in the case of any such subdivision, reclassification or combination, at the close of business on the day upon which such corporate action becomes effective.

            (2) In case the Corporation shall at any time or from time to time issue shares of Common Stock (or securities convertible into shares of Common Stock) at a price per share (or having a conversion price per share) less than $30.75 divided by the number of shares of Common Stock into which a share of Series A Preferred Stock is then convertible (the "Conversion Price") as of the date of issuance of such shares or of such convertible securities, then, and in each such case, the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible shall be adjusted so that the holder of each share thereof shall be entitled to receive, upon the conversion thereof, the number of shares of Common Stock determined by multiplying (a) the number of shares of Common Stock into which such share was convertible on the day immediately prior to such date by (b) a fraction, the numerator of which shall be the sum of (I) the number of shares of Common Stock outstanding on such date and
         (II) the number of additional shares of Common Stock issued (or into which the convertible securities may convert), and the denominator of which shall be the sum of (I) the number of shares of Common Stock outstanding on such date and (II) the number of shares of Common Stock which the aggregate consideration receivable by the Corporation for the total number of shares of Common Stock so issued (or into which the convertible securities may convert) would purchase at such Conversion Price on such date. An adjustment made pursuant to this clause (2) shall be made on the next Business Day following the date on which any such issuance is made and shall be effective retroactively immediately after the close of business on such date. For purposes of this clause (2), the aggregate consideration receivable by the Corporation in connection with the issuance of shares of Common Stock or of securities convertible into shares of Common Stock shall be deemed to be equal to the sum of the aggregate offering price (before deduction of reasonable underwriting discounts or commissions and expenses) of all such securities plus the minimum aggregate amount, if any, payable upon conversion of any such convertible securities into shares of Common Stock. The issuance of any shares of Common Stock (whether treasury shares or newly issued shares) pursuant to a dividend or distribution on, or subdivision, combination or reclassification of, the outstanding shares of Common Stock requiring an adjustment in the conversion ratio pursuant to clause (1) of this sub-paragraph (B) shall not be deemed to constitute an issuance of Common Stock or convertible securities by the Corporation to which this clause (2) applies. The issuance of any of the following shall not be deemed to constitute an issuance of Common Stock or convertible securities of the Corporation to which this clause
         (2) applies: shares of Common Stock pursuant to any Employee

         Stock Plan (as defined in the Series A Preferred Stock Purchase Agreement) approved by the shareholders of the Corporation; shares of Common Stock issued upon conversion, exchange or exercise of securities convertible into Common Stock that were issued pursuant to a dividend or other distribution (of rights or otherwise) on the Common Stock in which the Series A Preferred Stock shared on a pro rata basis, according to the number of shares of Common Stock into which one share of Series A Preferred Stock was then convertible; and shares of Common Stock (or securities convertible into shares of Common Stock) in connection with the pending acquisition of Advanced Systems Applications, Inc.

            (3) In case at any time the Corporation shall be a party to any transaction (including, without limitation, a merger, consolidation, sale of all or substantially all of the Corporation's assets, liquidation or recapitalization of the Common Stock and excluding any transaction to which clause (1) or (2) of this sub-paragraph (B) applies) in which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the Corporation or common stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of any of the foregoing (each such transaction being herein called the "Transaction", the date of consummation of the Transaction being herein called the "Consummation Date", the Corporation (in the case of a recapitalization of the Common Stock to which this clause
         (3) applies or any other such transaction in which the Corporation retains substantially all of its assets and survives as a corporation) or such other corporation or entity (in each other case) being herein called the "Acquiring Company", and the common stock (or equivalent equity interests) of the Acquiring Company being herein called the "Acquirer's Common Stock"), then, as a condition of the consummation of the Transaction, lawful and adequate provisions shall be made so that each holder of shares Series A Preferred Stock shall be entitled, at the election of the Series A Preferred Stock as provided in the following sentence, to the treatment accorded pursuant to sub-clause
         (a)(I) or (a)(II) and, to the extent applicable, (a)(III).
         The selection by the holders of shares of Series A Preferred Stock of the treatment to be accorded such shares from among the alternatives specified in the preceding sentence shall require the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of Series A Preferred Stock, voting in person or by proxy, at a meeting of such stockholders, which vote shall be taken on or before the later of (I) the 30th day following the Consummation Date, and (II) the 60th day following the day of delivery or mailing to such holders of the last proxy statement relating to the vote on the Transaction by the holders of the Common Stock, and which vote shall bind all holders of shares of Series A Preferred Stock and their transferees; if the holders of shares of

         Series A Preferred Stock are unable to or for any other reason do not make a selection, then the Board of Directors of the Corporation shall make such selection, in accordance with this clause (3), from among the alternatives specified in this clause (3). Notwithstanding the foregoing any holder of Series A Preferred Stock shall in all events be entitled to the treatment accorded pursuant to sub-clause (a)(III) in the event the circumstances specified therein shall occur. Any selection made by the holders of shares of Series A Preferred Stock in accordance with the second preceding sentence shall be communicated in writing to the Corporation as promptly as practicable after the vote referred to above shall have been taken.

               (a) In case of any Transaction, each share of Series A Preferred Stock shall continue to remain outstanding and shall be subject to all provisions of these Articles of Amendment, as in effect prior to such Transaction except that:

                    (I) each share of Series A Preferred Stock shall thereafter be convertible into, in lieu of the Common Stock issuable upon such conversion prior to the Consummation Date, shares of the Acquirer's Common Stock, unless the Acquiring Company fails to meet the requirements set forth in (IV), (V) and (VI) below, in which case shares of the common stock of the corporation (herein called a "Parent") which directly or indirectly controls the Acquiring Company if it meets the requirements set forth in (IV), (V) and (VI) below, at a conversion price per share equal to the Conversion Price in effect immediately prior to the Consummation Date multiplied by a fraction the numerator of which is the market price per share (determined in the same manner as provided in the definition of Current Market Price) of the Acquirer's Common Stock or the Parent's common stock, as the case may be, immediately prior to the Consummation Date and the denominator of which is the Current Market Price per share of Common Stock immediately prior to the Consummation Date (subject in each case to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this paragraph (xi));

                    (II) each share of Series A Preferred Stock shall thereafter be convertible into, in lieu of the Common Stock issuable upon such conversion prior to the Consummation Date, the amount of securities or other property to which such holder would actually have been entitled as a holder of shares of Common Stock upon the consummation of the Transaction if such holder had converted such shares of Series A Preferred Stock immediately prior to such Transaction (subject to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this paragraph (xi)); provided that if in connection with the Transaction a tender or exchange offer shall have been made and there shall have been acquired pursuant thereto more than 50% of the outstanding shares of Common Stock, and if the holders of shares of Series A Preferred Stock so designate in the notice given to the Corporation which specifies their selection of this alternative (a)(II), each holder of such shares shall be entitled to receive upon conversion thereof, the amount of securities or other property to which such holder would actually have been entitled as a holder of shares of Common Stock if such holder had converted such shares of Series A Preferred Stock prior to the expiration of such tender or exchange offer and accepted such offer and had sold therein the percentage of all the shares of Common Stock issuable upon conversion of its shares of Series A Preferred Stock equal to the percentage of shares of the then outstanding Common Stock so purchased in the tender or exchange offer, with the remaining portion of its shares or Series A Preferred Stock thereafter being convertible into the amount of securities or other property to which such holder would actually have been entitled upon the consummation of the Transaction as a holder of shares of Common Stock if such holder had converted such shares of Series A Preferred Stock immediately prior to such Transaction (subject to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this paragraph (xi)); or

                    (III) if neither the Acquiring Company nor the Parent meets the requirements set forth in (IV), (V) and
               (VI) below, each share of Series A Preferred Stock shall thereafter be convertible into, in lieu of the Common Stock issuable upon such conversion prior to the Consummation Date, an amount in cash equal to the Fair Market Value in cash, as of the Consummation Date (computed without interest), of the shares of capital stock or other securities or property (other than cash) to which the holder of shares of Series A Preferred Stock would be entitled, pursuant to (II) above (including the proviso thereof, if applicable) upon conversion of each such share, as determined by an independent investment banking firm (with an established national reputation as a valuer of equity securities) selected by the Corporation, plus the cash, if any, into which each such share of Series A Preferred Stock would be convertible pursuant to (II) above.

            The Corporation agrees to obtain, and deliver to each holder of shares of Series A Preferred Stock a copy of the determination of such an independent investment banking firm within 15 days after the Consummation Date of any Transaction to which (III) above is applicable.

               The requirements referred to above in the case of the
            Acquiring Company or its Parent are that immediately after the Consummation Date:

                    (IV) it is a solvent corporation or other entity organized under the laws of any State of the United States of America having its common stock or, in the case of an entity other than a corporation, equivalent equity securities, listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system, and such common stock or equivalent equity security continues to meet the requirements for such listing or quotation;

                    (V) it is required to file, and in each of its three fiscal years immediately preceding the Consummation Date (or since its inception) has filed, reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and

                    (VI) in the case of the Parent, such Parent is
               required to include the Acquiring Company in the consolidated financial statements contained in the Parent's Annual Report on Form 10-K as filed with the Commission and is not itself included in the consolidated financial statements of any other Person (other than its consolidated subsidiaries).

            Notwithstanding anything contained herein to the contrary, the Corporation shall not effect any Transaction unless prior to the consummation thereof each corporation or entity (other than the Corporation) which may be required to deliver any securities or other property upon the conversion of shares of Series A Preferred Stock, or the satisfaction of conversion rights as provided herein, shall assume, by written instrument delivered to each holder of shares of Series A Preferred Stock, the obligation to deliver to such holder such securities or other property to which, in accordance with the foregoing provisions, such holder may be entitled, and such corporation or entity shall have similarly delivered to each holder of shares of Series A Preferred Stock an opinion of counsel for such corporation or entity, which opinion shall state that the right, powers and privileges of the outstanding shares of Series A Preferred Stock, including, without limitation, the conversion provisions applicable thereto, if any, shall thereafter continue in full force and effect and shall be enforceable against such corporation or entity in accordance with the term hereof and thereof.

    All calculations under this paragraph (B) shall be made to the nearest one one-hundredth of a share.

         (C) If any adjustment in the number of shares of Common Stock into which each share of Series A Preferred Stock may be converted required pursuant to this paragraph (xi) would result in an increase or decrease of less than one-half of one percent in the number of shares of Common Stock into which each share of Series A Preferred Stock is then convertible, the amount of any such adjustment shall be carried forward and adjustment with respect thereto shall be made at the earlier of (1) the time of and together with any subsequent adjustment, which, together with such amount and any other amount or amounts so carried forward, shall aggregate at least one-half of one-percent of the number of shares of Common Stock into which each share of Series A Preferred Stock is then convertible or (2) three years after the date on which such adjustment otherwise would have been made.

         (D) The Board of Directors may increase the number of shares of Common Stock into which each share of Series A Preferred Stock may be converted, in addition to the adjustments required by this paragraph (xi), as shall be determined by it (as evidenced by a resolution of the Board of Directors) to be advisable in order to avoid or diminish any income deemed to be received by any holder for federal income tax purposes of shares of Common Stock or Series A Preferred Stock resulting from any events or occurrences giving rise to adjustments pursuant to this paragraph (xi) or from any other similar event.

         (E) The holder of any shares of Series A Preferred Stock may exercise its right to convert such shares into shares of Common Stock by surrendering for such purpose to the Corporation, at its principal office or at such other office or agency maintained by the Corporation for that purpose, a certificate or certificates representing the shares of Series A Preferred Stock to be converted accompanied by a written notice stating that such holder elects to convert all or a specified whole number of such shares in accordance with the provisions of this paragraph (xi) and specifying the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. In case such notice shall specify a name or names other than that of such holder, such notice shall be accompanied by payment of all transfer taxes payable upon the issuance of shares of Common Stock in such name or names. Other than such taxes, the Corporation will pay any and all issue and other taxes (other than taxes based on income) that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of Series A Preferred Stock pursuant hereto. As promptly as practicable, and in any event within five business days after the surrender of such certificate or certificates and the receipt of such notice relating thereto and, if applicable, payment of all transfer taxes (or the demonstration to the satisfaction of the Corporation that such taxes have been paid), the Corporation shall deliver or cause to be delivered (1) certificates representing the number of validly issued, fully paid and nonassessable full shares of Common Stock to which the holder of shares of Series A Preferred Stock so converted shall be entitled and (2) if less than the full number of shares of Series A Preferred Stock evidenced by the surrendered certificate or certificates are being converted, a new certificate or certificates, of like tenor, for the number of shares evidenced by such surrendered certificate or certificates less the number of shares converted. Such conversion shall be deemed to have been made at the close of business on the date of giving of such notice and of such surrender of the certificate or certificates representing the shares of Series A Preferred Stock to be converted so that the rights of the holder thereof as to the shares being converted shall cease except for the right to receive shares of Common Stock in accordance herewith, and the person entitled to receive the shares of Common stock shall be treated for all purposes as having become the record holder of such shares of Common Stock at such time. The Corporation shall not be required to convert, and no surrender of shares of Series A Preferred Stock shall be effective for that purpose, while the transfer books of the Corporation for the Common Stock are closed for any purpose (but not for any period in excess of 15 days); but the surrender of shares of Series A Preferred Stock for conversion during the period while such books are so closed shall become effective for conversion immediately upon the reopening of such books, as if the conversion had been made on the date such shares of Series A Preferred Stock were surrendered, and at the conversion rate in effect at the date of such surrender.

         (F)  Upon conversion of any shares of Series A Preferred
    Stock, the holder thereof shall be entitled to receive any accrued but unpaid dividends on such shares of Series A Preferred Stock.

         (G) In connection with the conversion of any shares of Series A Preferred Stock, no fractions of shares of Common Stock shall be issued, but in lieu thereof the Corporation shall pay a cash adjustment in respect of such fractional interest in any amount equal to such fractional interest multiplied by the Current Market Price per share of Common Stock on the day on which such shares of Series A Preferred Stock are deemed to have been converted.

         (H) The Corporation shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of the Series A Preferred Stock, such number of shares of Common Stock as shall from time to time be sufficient to effect the conversion of all then outstanding shares of Series A Preferred Stock. The Corporation shall from time to time, in accordance with the laws of South Carolina, increase the authorized amount of Common Stock if at any time the number of authorized shares of Common Stock remaining unissued shall not be sufficient to permit the conversion at such time of all then outstanding shares of Series A Preferred Stock.

         (I) In the event that one of the events described in Section 12 of the Series A Preferred Stock Purchase Agreement shall have occurred, and the Purchaser shall have received the certificate and the opinion referred to in such Section 12, all shares of the Series A Preferred Stock shall be deemed to have been converted into, and shall (without any action of the holder thereof) becomes, that number of shares of Common Stock into which the Series A Preferred Stock was then convertible in accordance with the provisions hereof and the shares of Series A Preferred Stock shall be returned to the status of authorized but unissued shares.

    (xii) Reports as to Adjustments. Whenever the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible is adjusted as provided in paragraph (xi), the Corporation shall promptly mail to the holders of record of the outstanding shares of Series A Preferred Stock at their respective addresses as the same shall appear in the Corporation's stock records a notice stating that the number of shares of Common Stock into which the shares of Series A Preferred Stock are convertible has been adjusted and setting forth the new number of shares of Common Stock (or describing the new stock, securities, cash or other property) into which each share of Series A Preferred Stock is convertible as a result of such adjustment, a brief statement of the facts requiring such adjustment and the computation thereof, and when such adjustment became effective.

    (xiii)  Notice of Certain Events.  In case:

         (A) the Corporation shall declare a dividend, or make a distribution on the outstanding shares of Common Stock in shares of Common Stock or subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares or combine or reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock;

         (B) the Corporation shall issue shares of Common Stock (or securities convertible into shares of Common Stock) at a price per share (or having a conversion price per share) less than the Conversion Price as of the date of issuance of such shares or of such convertible securities;

         (C) the Corporation shall declare, order, pay or make a dividend or other distribution on its Common Stock, other than shares of Common Stock; or

         (D)  the Corporation shall be a party to any Transaction;

then the Corporation shall promptly (but in any event at least 10 days prior to the applicable record date, effective date or date of issuance) mail to the holders of record of the outstanding shares of Series A Preferred Stock at their respective addresses as the same shall appear on the Corporation's stock records a notice stating the date on which a record is to be taken for the purpose of such dividend or other distribution, the date or anticipated date on which such subdivision, reclassification or combination is expected to become effective, the date or anticipated date on which such issuance is to occur or the Consummation Date of such Transactions (and which notice shall also state, if applicable, the date as of which it is expected that holders of shares of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property).

    (xiv)  Certain Definitions.  For the purposes of these Articles of
Amendment:

    "Affiliate" shall mean, as to any Person, any other Person which directly or indirectly controls, or is under common control with, or is controlled by, such Person. As used in this definition, "control" (including, with its correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise).

    A Person shall be deemed the "beneficial owner" of, and shall be deemed to "beneficially own", any securities (a) which such Person or any of its Affiliates is deemed to "beneficially own" within the meaning of Rule 13d.3 under the Securities Exchange Act of 1934, and the rules and regulations thereunder or (b) which such Person or any of its Affiliates has the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of any right of conversion or exchange, warrant, option or otherwise.

    "Business Day" shall mean any day other than a Saturday, Sunday, or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

    "Current Market Price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of Common Stock for the 20 consecutive Trading Days immediately prior to such date; provided that such 20 consecutive Trading Days shall in no event include any Trading Day (A) before the first full Trading Day after the first public announcement of the issuance of the dividend or other distribution or (B) after the last full Trading Day prior to the commencement of "ex-dividend" trading on the exchange or market specified in the following sentence. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Stock is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the last quoted sale price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the Common Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board of Directors. If the Common Stock is not publicly held or so listed or publicly traded, "Current Market Price" shall mean the Fair Market Value per share as determined in good faith by the Board of Directors of the Corporation.

    "Fair Market Value" shall mean the amount which a willing buyer would pay a willing seller in an arm's-length transaction.

    "Liquidation Price" measured per share of Series A Preferred Stock a [sic] of any particular date shall mean the sum of (a) $30.75 plus
(b) an amount equal to all unpaid Regular Dividends, whether or not declared, accrued on such share through the date as of which the Liquidation Price is being paid.

    "Outstanding Voting Power of the Corporation" shall mean the total number of votes which may be cast in the election of directors of the Corporation at any meeting of shareholders of the Corporation if all Voting Securities then outstanding were present and voted at such meeting, other than votes that may be cast only by one class or series of stock (other than Common Stock) or upon the happening of a contingency.

    "Person" shall mean any individual, firm, corporation or other entity, and shall include any successor (by merger or otherwise) of such entity.

    "Purchaser" shall mean International Business Machines Corporation, a New York corporation.

    "Series A Preferred Stock Purchase Agreement" shall mean the Stock Purchase Agreement dated July 26, 1989, between the Purchaser and the Corporation, as it may be amended from time to time.

    "Subsidiary" of any Person shall mean any corporation or other entity of which a majority of the voting power of the voting equity securities or equity interest is owned, directly or indirectly, by such Person.

    "Trading Day" shall mean a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, any day other than a Saturday, Sunday, or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

    "Voting Securities" shall mean the shares of Common Stock and any other securities of the Corporation entitled to vote generally in the election of directors of the Corporation, and any other securities (including rights and options) convertible into, exchangeable for or exercisable for, any of the foregoing (whether or not presently convertible, exchangeable or exercisable), including the Series A Preferred Stock."

    3. The amendment to the Articles of Incorporation of the Corporation set forth in Article 2 of these Articles of Amendment was authorized and adopted by the Board of Directors of the Corporation at a meeting duly held on July 26, 1989. No shareholder action was required for the adoption of these Articles of Amendment.


    IN WITNESS WHEREOF, Policy Management Systems Corporation has caused these Articles of Amendment to be duly executed by its President and Chief Executive Officer and attested to by its Secretary and has caused its corporate seal to be affixed hereto, as of this 23rd day of August, 1989.



                                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION


                                   BY:  /s/ G. Larry Wilson
                                        G. Larry Wilson
                                        President and Chief
                                          Executive Officer


(Corporate Seal)

ATTEST:

 /s/ Robert L. Gresham
Robert L. Gresham
Secretary

                            ARTICLES OF AMENDMENT
                                   TO THE
                          ARTICLES OF INCORPORATION
                                     OF
                    POLICY MANAGEMENT SYSTEMS CORPORATION

         D44681                            /s/ John T. Campbell
                                          Secretary of State

                                          Filed:  Oct. 25, 1989

                                                         JSR 01/02 4973
                                       09-015403/89-015403 16:01:00 004
                                                 10-27-89  AMT: $110.00
                                       SECT OF STATE OF SOUTH CAROLINA



    Policy Management Systems Corporation (the "Corporation"), hereby certifies:

     1.  The name of the Corporation is Policy Management Systems
Corporation.

     2. The Articles of Incorporation of the Corporation are hereby amended to delete all of the provisions of Article 2 of those Articles of Amendment filed by the Corporation with the South Carolina Secretary of State on August 23, 1989; and that the 3,797,561 shares of Special Stock designated to be Series A Convertible Special Stock in such Articles of Amendment filed on August 23, 1989, are hereby returned to the status of authorized but unissued and undesignated shares of the class of Special Stock, $.01 par value per share, and the Corporation shall have 5,000,000 shares of such class of Special Stock authorized for which the Board of Directors shall have the right to determine and fix the relative rights and preferences.

     3.  The amendment to the Articles of Incorporation set forth in
Article 2 of these Articles of Amendment was proposed and recommended for approval to the shareholders by the Board of Directors of the Corporation. On the record date for determining shareholders entitled to vote at the special meeting of shareholders held on October 25, 1989, there were 15,397,023 shares of Common Stock outstanding and 3,797,561 shares of Series A Convertible Special Stock outstanding, of which all shares of both classes were entitled to vote as a single voting group and of which the 3,797,561 shares of Series A Convertible Special Stock were entitled to vote as a separate voting group, and 11,378,811 shares of Common Stock and all shares of Series A Convertible Special Stock were indisputably represented at the Special Meeting. 10,301,080 shares of Common stock voted for the amendment, 1,043,867 shares of Common Stock voted against the amendment, and all shares of Series A Convertible Special Stock voted for the amendment. The number of votes cast for the amendment by each voting group was sufficient for approval by each voting group.

    IN WITNESS WHEREOF, Policy Management Systems Corporation has caused these Articles of Amendment to be duly executed by its President and Chief Executive Officer and attested by its Secretary and has caused its corporate seal to be affixed hereto as of this 25th day of October, 1989.



                                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION


                                   BY:  /s/ G. Larry Wilson
                                       G. Larry Wilson
                                       President and Chief
                                       Executive Officer

(Corporate Seal)

ATTEST:


 /s/  Robert L. Gresham
Robert L. Gresham
Secretary

                             ARTICLES OF MERGER
                                     OF
                     ADVANCED SYSTEM APPLICATIONS, INC.
                                WITH AND INTO
                    POLICY MANAGEMENT SYSTEMS CORPORATION


          D44681                           /s/ John T. Campbell
                                          Secretary of State

                                          Filed:  Dec. 28, 1990


                                                         MBC 01/02/4973
                                       90-018291/90-018291 15 20:20 004
                                                 12-28-90  AMT: $110.00
                                       SECT OF STATE OF SOUTH CAROLINA



    Pursuant to the provisions of Section 33-11-104 of the South Carolina Business Corporation Act of 1988, POLICY MANAGEMENT SYSTEMS CORPORATION, a corporation organized and existing under the laws of the State of South Carolina (the "Surviving Corporation"), and ADVANCED SYSTEM APPLICATIONS, INC., a corporation organized and existing under the laws of the State of Delaware ("ASA"), hereby execute the following Articles of Merger.


     1. The Plan of Merger, providing for the merger of ASA with and into the Surviving Corporation (the "Merger") is set forth as Exhibit A to these Articles of Merger.

     2.  The Surviving Corporation, Policy Management Systems
Corporation, shall be the surviving corporation resulting from the Merger and shall continue to conduct its business under the name
"Policy Management Systems Corporation".

     3. All of the outstanding shares of ASA were held by the Surviving Corporation when the Plan of Merger was approved, and no amendment of the Articles of Incorporation of the Surviving Corporation was adopted; therefore, no action of the shareholders of either PMSC or ASA was required for approval of such Plan of Merger.

     4. The Merger shall be effective on the later of (i) 12:01 a.m. Eastern Standard Time on January 1, 1991, (ii) the time these Articles of Merger are filed with the Secretary of State of the State of South Carolina or (iii) the time a certificate of ownership and merger is filed with the Secretary of State of the State of Delaware.

    IN WITNESS WHEREOF, each of the undersigned corporation has caused these Articles of Merger to be duly executed in its name this 16th day of October, 1990.



                                   The Surviving Corporation:

                                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION
Attest:

 /s/ Robert L. Gresham             BY:  /s/ G. Larry Wilson
Robert L. Gresham                      G. Larry Wilson
Executive Vice President,              Chairman of the Board and
Treasurer and Secretary                President




                                   ASA:

Attest:                            ADVANCED SYSTEM APPLICATIONS, INC.


 /s/ Robert L. Gresham             BY:  /s/ G. Larry Wilson
Robert L. Gresham                      G. Larry Wilson
Treasurer and Secretary                Chairman and President

                                  EXHIBIT A

                               PLAN OF MERGER




THIS PLAN OF MERGER (hereinafter referred to as the "Plan of Merger") by and between POLICY MANAGEMENT SYSTEMS CORPORATION, a South Carolina corporation (sometimes hereinafter referred to as "PMSC" or the "Surviving Corporation"), and ADVANCED SYSTEM APPLICATIONS, INC., a Delaware corporation (sometimes hereinafter referred to as "ASA") (PMSC and ASA are sometimes hereinafter collectively referred to as the "Constituent Corporations").


                            W I T N E S S E T H:

WHEREAS, PMSC is the sole beneficial owner of all of the outstanding capital stock of ASA; and

WHEREAS, THE [sic] Board of Directors of PMSC has determined that it is in the best interest of PMSC and ASA for ASA to be merged with and into PMSC on the terms set forth below;

The following constitutes the terms and conditions of the merger of ASA with and into PMSC:

 1. Merger.

     1.1 Names of Constituent Corporations; Merger. The names of the corporations proposing to merge hereunder are: (i) Policy Management Systems Corporation, a South Carolina corporation, and (ii) Advanced System Applications, Inc., a Delaware corporation. On the Effective Date (as defined in Section 1.2 hereof), ASA shall be merged with and into PMSC and the separate existence of ASA shall cease. The Constituent Corporations shall become a single corporation which shall be a South Carolina corporation and which shall continue in existence as the Surviving Corporation under the name "Policy Management Systems Corporation." Except as otherwise specifically set forth herein, the identity, existence, purposes, powers, franchises, rights and immunities of the Surviving Corporation shall continue unaffected and unimpaired by the merger.

     1.2 Effective Date. This Plan of Merger shall become effective as of the time the articles of merger referred to in Section 4 hereof have been filed with the Secretary of State of the State of South Carolina as required by the laws of the State of South Carolina.

 2. Terms and Conditions of the Merger.

     2.1 Articles of Incorporation and Bylaws of Surviving Corporation. On the Effective Date, the Articles of Incorporation of PMSC, as heretofore amended, shall remain in effect unaltered as the Articles of Incorporation of the Surviving Corporation. Such Articles of Incorporation, as amended, separate and apart from this Plan of Merger, shall be, and may be separately certified as the Articles of Incorporation of PMSC after the Effective Date. The Bylaws of PMSC, as in effect immediately prior to the Effective Date, shall continue in full force and effect as the Bylaws of the Surviving Corporation until altered or amended as provided therein or in accordance with the laws of the State of South Carolina. The duly qualified and acting officers and directors of PMSC immediately prior to the Effective Date shall continue to be the directors and officers of the Surviving Corporation.

     2.2 Property and Liabilities. On the Effective Date, the separate existence of ASA shall cease, and ASA shall be merged with and into PMSC. As the Surviving Corporation, PMSC shall, from and after the Effective Date, possess all the rights, privileges, immunities, powers and franchises of whatever nature and description, and shall be subject to all the restrictions, duties, obligations and liabilities of each of the parties hereto; and all rights, privileges, immunities, powers and franchises of each of the parties hereto; and all property (real, personal and mixed) and all debts due to either of the Constituent Corporations on whatever account, including subscriptions to shares, and all other choses [sic] in action, and all and every other interest, of or belonging to any of them shall be vested in the Surviving Corporation; and all property, rights, privileges, immunities, powers and franchises, and all and every other interest shall be thereafter as effectually the property of the Surviving Corporation as they were the Constituent Corporations; and the title to any real estate vested by deed or otherwise in any of them shall not revert to or be in any way impaired by reason of such merger. All rights of creditors and liens upon the property of the Constituent Corporations shall be preserved unimpaired, and all debts, liabilities, obligations and duties of the Constituent Corporations shall henceforth attach to and be the liabilities of the Surviving Corporation and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it. Any claim existing or action or proceeding pending by or against the Constituent Corporations may be prosecuted as if the merger had not taken place, or the Surviving Corporation may be substituted in any such action or proceeding. If at any time the Surviving Corporation shall consider or be advised that any further assignments, assurances in law, or other acts or instruments are necessary or desirable to vest, perfect, or confirm in the Surviving Corporation the title to any property or rights of the Constituent Corporations, the

         Constituent Corporations and their proper officers and directors shall and will do all such acts and things as may be necessary or proper to vest, effect, or confirm title to such property or rights in the Surviving Corporation and otherwise to carry out the purposes of this Plan of Merger.


 3. Manner and Basis of Conversion and Exchange of Shares.

     3.1 Stock of PMSC. The merger shall effect no change in any of the shares of PMSC stock, and none of its shares shall be converted or otherwise affected as a result of the Merger.

     3.2 Stock of ASA. All of the capital stock of ASA shall cease to exist and shall be deemed cancelled, retired and eliminated and be of no further force and effect.


 4. Additional Matters.

    PMSC and ASA shall cause articles of merger or certificates of ownership and merger and such other documents as may be required under the laws of the States of South Carolina and Delaware to be executed, and the Surviving Corporation shall cause such articles of merger, certificates of ownership and merger and other documents to be filed as required by the laws of the States of South Carolina and Delaware and shall cause all fees with respect thereto to be paid and all notices with respect thereto to be properly given or published.



IN WITNESS WHEREOF, each of the undersigned corporations has caused these Articles of Merger to be duly executed in its name this 16th day of October, 1990.


                                   The Surviving Corporation:

                                   POLICY MANAGEMENT SYSTEMS
                                   CORPORATION
Attest:

 /s/ Robert L. Gresham             BY:  /s/ G. Larry Wilson
Robert L. Gresham                      G. Larry Wilson
Executive Vice President,              Chairman of the Board and
Treasurer and Secretary                President

                                   ASA:

Attest:                            ADVANCED SYSTEM APPLICATIONS, INC.


 /s/ Robert L. Gresham             BY:  /s/ G. Larry Wilson
Robert L. Gresham                      G. Larry Wilson
Treasurer and Secretary                Chairman and President

                           STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE


                            ARTICLES OF AMENDMENT


                                               /s/ Jim Miles
                                              Secretary of State

                                              Filed   May 30, 1991




    Pursuant [sic] Section 3-10-106 of the 1976 South Carolina Code, as amended, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

 1. The name of the corporation is Policy Management Systems
    Corporation.

 2. On May 14, 1991, the corporation adopted the following Amendment(s) of its Articles of Incorporation:

           (Type or attach the complete text of Each Amendment)


           (See Attachment A)


 3. The manner, if not set forth in the amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the Amendment shall be effected, is as follows: (if not applicable, insert "not applicable" or "NA").

           N/A

 4. Complete either a or b, whichever is applicable.

    a. [x] Amendment(s) adopted by shareholder action.
       At the date of adoption of the amendment, the number of outstanding shares of each voting group entitled to vote separately on the Amendment, and the vote of such shares was:



                             Number of    Number of        Number of Votes         Number of Undisputed*
                             Outstanding  Votes Entitled   Represented at          Shares Voted
      Voting Group           Shares       to be Cast       the meeting             For           Against
      Common Stock           19,606,252   19,606,252       16,529,231              14,724,404    1,668,760
      Special Stock              -0-        ------           ------                   -------       ------



NOTE: Pursuant to Section 33-10-106(6)(i), the corporation can alternatively state the total number of undisputed shares cast for the amendment by each voting group together with a statement that the number of [sic] cast for the amendment by each voting group was sufficient for approval by that voting group.


    b. [ ] The Amendment(s) was duly adopted by the incorporators or board of directors without shareholder approval pursuant to (Section) 33-6-102(d), 33-10-102 and 33-10-105 of the 1976 South
           Carolina Code as amended, and shareholder action was not required.

 5. Unless a delayed date is specified, the effective date of these
    Articles of Amendment shall be the date of acceptance for filing by
    the Secretary of State (See (Section) 33-1-230(b)):   N/A




DATE: May 14, 1991              Policy Management Systems Corporation
                                        (Name of Corporation)


                                BY:  /s/ Robert L. Gresham
                                          (Signature)

                                     Robert L. Gresham
                                     (Type or Print Name and Office)

                                     Executive Vice President
                                     Secretary and Treasurer

                             FILING INSTRUCTIONS


 1. Two copies of this form, the original and either a duplicate original or a comformed copy, must be filed.

    If the space in this form is insufficient, please attach additional sheets containing a reference to the appropriate paragraph in this form.

 3. Filing fees and taxes payable to the Secretary of State at time of filing application.

           Filing Fee           $ 10.00
           Filing Tax            100.00
           Total                $110.00



                                ATTACHMENT A




Article 4 is deleted in its entirety and replaced with:

 4. The Corporation is authorized to issue shares of stock as follows:


                                   Authorized No.        Par
              Class of Shares      of each class        Value

              Common Stock           75,000,000         $.01
              Special Stock           5,000,000         $.01


              Special Stock is a class of $.01 par value special stock for which the Board of Directors shall have the right to determine the preferences, limitations and relative rights, within the limits set forth in Section 33-6-101 of the Code of Laws of South Carolina 1976, and any amended or successor provisions thereof.


Article 5 is deleted in its entirety and is replaced with:

 5. Total authorized capital stock 80,000,000 shares at $.01 par value.

