Form 10-Q
period 1994-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-05-09
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994        Commission file number 0-10175



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

  22,637,021 Common shares, $.01 par value, as of April 29, 1994



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three months ended March 31, 1994 and 1993.... 3

          Consolidated Balance Sheets as of
            March 31, 1994 and December 31, 1993.............. 4

          Consolidated Statements of Cash Flows for
            the three months ended March 31, 1994 and 1993.... 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................ 8


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings.................................. 17

  Item 6. Exhibits and Reports on Form 8-K................... 17

Signatures................................................... 18

Exhibit Index................................................ 19

                                  PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                        Three Months Ended
                                             March 31,
                                          1994      1993
                                                  (Restated-
                                                    Note 1)
                                          (In Thousands,
                                        Except Per Share Data)
Revenues:
  Licensing............................ $ 16,470   $ 19,855
  Services.............................   99,472     99,360
                                         115,942    119,215
Costs and Expenses:
  Employee compensation and
    benefits...........................   44,970     39,597
  Computer and communications
    expense............................   11,197     10,877
  Information services and data
    acquisition costs..................   34,456     26,928
  Other operating costs and expenses...   17,502     26,496
                                         108,125    103,898

Operating income.......................    7,817     15,317

Other Income and Expenses:
  Investment income....................    1,823      3,329
  Gain/(loss) on sale of
    marketable securities..............      (17)     2,936
  Interest expense and other charges...     (895)      (339)
                                             911      5,926

Income before income taxes.............    8,728     21,243

Income taxes...........................    3,160      7,618

Net income............................. $  5,568   $ 13,625

Net income per share................... $    .25   $    .58

Weighted average number of shares......   22,637     23,534

See accompanying notes.


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)
                                                         March 31,    December 31,
                                                           1994           1993
                                                             (In Thousands,
                                                           Except Share Data)
Assets
Current assets:
  Cash and equivalents................................... $ 15,805     $ 24,122
  Marketable securities..................................  130,312      132,650
  Receivables, net of allowance for uncollectible
     amounts of $1,822 ($1,817 at 1993)..................   97,220       92,975
  Income tax receivable..................................   19,422       18,764
  Deferred income taxes..................................    7,649        9,491
  Other..................................................   10,507        9,735
     Total current assets................................  280,915      287,737

Property and equipment, at cost less accumulated
     depreciation and amortization of $109,161
     ($102,623 at 1993)..................................  136,959      139,029
Receivables..............................................      954        4,716
Goodwill and other intangible assets.....................   83,224       85,969
Capitalized software costs...............................  121,465      117,513
Deferred income taxes....................................   15,037       21,585
Investments..............................................    5,710          -
Other....................................................    3,905        3,254
        Total assets..................................... $648,169     $659,803

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................. $ 39,510     $ 42,256
  Accrued restructuring and lease termination costs......    1,329        9,521
  Accrued contract termination costs.....................    1,941        2,714
  Current portion of long-term debt......................    6,505        6,986
  Unearned revenues......................................   21,808       19,121
  Other..................................................      192          383
     Total current liabilities...........................   71,285       80,981

Long-term debt...........................................    4,278        5,655
Deferred income taxes....................................   68,881       74,151
Accrued restructuring and lease termination costs........   20,026       19,735
Other....................................................    2,284        2,309
     Total liabilities...................................  166,754      182,831

Commitments and contingencies (Note 3)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -             -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 22,637,021 shares issued and
   outstanding (22,637,021 at 1993)......................      226          226
Additional paid-in capital...............................  262,167      262,167
Retained earnings........................................  222,200      216,632
Unrealized holding loss on marketable securities.........   (1,474)         -
Foreign currency translation adjustment..................   (1,704)      (2,053)
     Total stockholders' equity..........................  481,415      476,972
        Total liabilities and stockholders' equity....... $648,169     $659,803


See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                  1994       1993
                                                           (Restated-
                                                             Note 1)
Operating Activities                               (In Thousands)
  Net income.................................. $  5,568    $ 13,625
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............   14,246      15,892
    Deferred income taxes.....................    2,902         211
    Loss/(Gain) on sale of marketable
      securities..............................       17      (2,936)
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termintion costs........................   (7,901)       -
    Receivables...............................     (413)     (5,911)
    Income taxes receivable...................     (658)       -
    Accounts payable and accrued expenses.....   (2,792)      5,863
    Income taxes payable......................      -           510
  Other, net..................................     (119)     (5,552)
       Cash provided by operations............   10,850      21,702

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net............................   25,487     187,465
  Purchases of marketable securities, net.....  (30,302)    (99,219)
  Acquisition of property and equipment.......   (4,976)    (25,028)
  Capitalized internal software development
    costs.....................................   (8,230)     (5,532)
  Purchased software..........................      (32)     (1,235)
  Proceeds from disposal of property &
    equipment.................................      276       6,950
  Business acquisitions.......................     -         (2,840)
       Cash (used for) provided by investing
         activities...........................  (17,777)     60,561

Financing Activities
  Payments on long-term debt..................   (1,525)     (3,673)
  Issuance of common stock under stock
    option plans..............................     -            663
       Cash used for financing activities.....   (1,525)     (3,010)

Effect of exchange rate changes on cash.......      135        (155)
Net (decrease) increase in cash & equivalents.   (8,317)     79,098
Cash and equivalents at beginning of period...   24,122      31,959
Cash and equivalents at end of period......... $ 15,805    $111,057

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition....... $   -       $  2,987

Supplemental Information
  Interest paid...............................      853         278
  Income taxes paid...........................      937       6,535

 See accompanying notes.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1994


NOTE 1. RESTATEMENT OF PRIOR YEAR RESULTS OF OPERATIONS

  In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's balance sheet as of December 31, 1992 and its consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report (See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  The Company is in the process of determining the specific periods affected by the adjustments prior to December 31, 1992. Once determined, the Company intends to restate the financial statements for such periods. The consolidated statements of income and cash flows for the three months ended March 31, 1993 are restated to reflect adjustments, related to deferral of revenues due to changes in timing of revenue recognition, reserve for losses on certain contracts and a reduction of expenses due to capitalization of certain software costs, that the Company determined were necessary as a result of the special audit.


NOTE 2. MARKETABLE SECURITIES

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, the Company has classified debt securities (primarily municipal bonds) either as available-for-sale, which are carried at fair market value and shown as Marketable Securities, or as held-to-maturity, which are carried at amortized costs and shown as Investments. Unrealized gains and losses on securities classified as available-for-sale are reported net and are included in Stockholders' Equity.


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


NOTE 4. INCOME TAXES

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


NOTE 5. SUBSEQUENT EVENT

  On April 27, 1994, the Company announced that it had agreed with IBM to repurchase 2,278,537 of the 3,797,561 shares of the Company's common stock held by IBM and that the remainder of the Company's shares owned by IBM will be purchased by the General Atlantic Partners group, a New York-based private investment firm. All of these shares will be purchased at a price of $24.77 per share. The shares being repurchased by the Company represent approximately 10% of its total shares outstanding prior to the repurchase. After these transactions, General Atlantic Partners will own approximately 7.5% of the Company's outstanding shares.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in
Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                   Percent
                                Percentage         Increase
                                of Revenues       (Decrease)
                               Three Months      Three Months
                              Ended March 31,   Ended March 31,
                              1994       1993    1994 VS 1993
Revenues:
  Licensing.................  14.2       16.7       (17.0)
  Services..................  85.8       83.3          .1
                             100.0      100.0        (2.7)
Costs and Expenses:
  Employee compensation
    and benefits............  38.8       33.2        13.6
  Computer & communication
    expense.................   9.7        9.2         2.9
  Information services &
    data acquisition costs..  29.7       22.6        28.0
  Other operating costs
    and expenses............  15.1       22.2       (33.9)
                              93.3       87.2         4.1

Operating income............   6.7       12.8       (49.0)
Other Income and Expenses...    .8        5.0       (84.6)

Income before income
  taxes.....................   7.5       17.8       (58.9)

Income taxes................   2.7        6.4       (58.5)

Net income.................    4.8       11.4       (59.1)

  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:

                                                               Operating
                                             Operating        Income as a
                            Revenues          Income         % of Revenue
                          Three Months      Three Months      Three Months
                         Ended March 31,   Ended March 31,   Ended March 31,
                          1994     1993    1994     1993      1994     1993
                                        (Dollars in Millions)
  Line of Business
Property & Casualty      $81.1    $90.1   $ 9.6    $18.3      11.8     20.3
Life                      25.6     16.1     (.8)     (.8)     (3.1)    (5.0)
Health                     9.2      9.2     2.4     (2.9)     26.1    (31.5)


  Geographic Market
United States           $ 99.2   $100.9   $ 9.6    $12.4       9.7     12.3
Europe                     8.4      6.4      -        .2        -       3.1
Canada                     4.3      4.0     1.0      1.4      23.3     35.0
Asia/Pacific               4.0      4.1      .6       .6      15.0     14.6


  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities. Revenues related to equipment sales amounted to $3.8 million for the first quarter of 1993. There were no equipment sales during the first quarter of 1994. Costs associated with these corporate activities amounted to $3.4 million and $3.1 million for the three months ended March 31, 1994 and 1993, respectively. The results of operations for the three months ended March 31, 1993 have been restated (See Note 1 of Notes to Consolidated Financial Statements).

REVENUES

  Total licensing revenues for the three months ended March 31, 1994 decreased $3.4 million (17.0%) compared to the corresponding period in 1993, due primarily to a decrease of $4.6 million (55.9%) in initial license revenues attributable to a reduction in the number of systems licensed. The reduction in systems licensed was primarily related to the property and casualty business in the United States ($5.8 million), partially offset by systems licensed for life products in Europe ($1.5 million). Revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses increased $1.2 million (10.3%) to $12.8 million for the first quarter in 1994 from $11.6 million for the corresponding quarter in 1993.

  Total services revenues for the three months ended March 31, 1994 increased $.1 million (.1%) compared to the corresponding period in 1993. The total services revenue increase was affected by activities in professional, outsourcing and information services, as described more fully below.

  Revenues from professional services increased $4.3 million (25.4%) to $21.4 million for the first quarter in 1994 from $17.1 million for the corresponding quarter in 1993, due primarily to additional services of $3.1 million from CYBERTEK Corporation, a life software and services business acquired in August 1993, and $2.4 million from new services relating to life insurance services business in Europe.

  Revenues from outsourcing services amounted to $29.0 million for the first quarter in 1994 and reflect a decrease of $6.4 million (18.2%) compared to the corresponding quarter in 1993. The decrease was primarily attributable to the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty business decreased from $9.6 million for the first quarter in 1993 to $.9 million for the first quarter in 1994, and to the termination of a facilities management and processing contract in September 1993, representing $3.5 million of life insurance services business in Europe for the three months ended March 31, 1993. Revenues from outsourcing services, excluding revenues from the MTF project and the terminated European facilities management and processing contract for the 1993 first quarter, would have resulted in an increase of $6.7 million for the first quarter of 1994, as compared to the corresponding quarter in 1993. This increase is primarily attributable to an increase of $2.7 million in new outsourcing services relating to life insurance services in Europe and an increase of $3.5 million in servicing existing and new contracts with property and casualty insurance companies and residual markets.

  Revenues from information services were $49.0 million for the first quarter in 1994 as compared with $42.9 million for the corresponding quarter in 1993. This $6.1 million increase (14.2%) is primarily attributable to an increase in business associated with property and casualty information services of $6.9 million (motor vehicle driving records, undisclosed driver information and driver mileage verification) and life and health information services of $.8 million (physician statements and medical history reports). These increases, however, were partially offset by a reduction in property and casualty information services revenue of $1.8 million associated with risk services (inspections, premium audits and personnel investigations).

COSTS AND EXPENSES

  Employee compensation and benefits increased $5.4 million for the first quarter in 1994 compared to the corresponding quarter in 1993, primarily as a result of increased costs ($4.8 million) associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway.

  Information services and data acquisition costs increased $7.5 million for the first quarter in 1994 compared to the corresponding quarter in 1993, due primarily to an increase in the volume of state fees ($6.8 million) for motor vehicle reports, resulting from new business in the property and casualty information services business.

  Other operating costs and expenses for the first quarter in 1994 decreased $9.0 million when compared to the corresponding quarter in 1993. The decrease is primarily attributable to a reduction in the cost of equipment sold of $3.5 million, a decrease in costs associated with the wind-down of the MTF project amounting to $4.3 million, and increased credits of $2.7 million associated with the capitalization of costs for the internal development of the Company's software systems.


OPERATING INCOME

   Operating income was $7.8 million for the three months ended March 31, 1994, as compared with $15.3 million for the corresponding period in 1993. Operating income as a percentage of revenues declined to 6.7% for the first quarter of 1994 from 12.8% for the comparable quarter in 1993, primarily as a result of decreased outsourcing services revenues ($6.4 million), a decrease in initial license revenues ($4.6 million), principally in the property and casualty business, and to increased operating costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway.

  These factors were partially offset by the improvement in the Company's health insurance services business operating margin. The improvement in this business results from a reduction in current operating costs associated with amortization charges for certain identifiable intangible assets and goodwill, which were written-off at June 30, 1993, a reduction in rental expense ($.3 million) related to a lease termination and compensation and other benefits costs ($1.7 million) through the downsizing of staff. The Company recorded, at June 30, 1993, special impairment and restructuring charges to reduce the carrying value of certain identifiable intangible assets and goodwill and to recognize as a loss the planned future abandonment of certain facilities and employee severance and outplacement costs related to its health insurance services business. The reduction in annual amortization related to these intangibles is approximately $6.3 million.

  The property and casualty insurance software and services business experienced a lower level of revenue and operating income primarily from decreased licensing activities and outsourcing services during the three months ended March 31, 1994 than in the first quarter of 1993. Outsourcing services for property and casualty insurers did not meet expectations due to several contracts not closing or ramping up as fast as anticipated. The Company believes that this and the slow down in licensing was largely due to the Company's efforts to complete a special audit of the operating results for the first half of 1993; the delay in releasing the results of that audit; and having available audited financial statements.

  The Company has not been able to reduce its operating expenses, associated with the wind-down of the MTF project, as quickly as the reduction in revenue from the MTF occurred because of ongoing contractual obligations. However, as a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company is replacing revenues lost from the MTF project, during the first half of 1994. Margins, however, will be reduced during the early phases of these contracts due to start-up costs.

  The information services business for both the property and casualty and the life and health businesses produced lower operating profits for the three months ended March 31, 1994 compared to the corresponding quarter in 1993. Margins in the property and casualty information services business were lower primarily as a result of an overall decline in inspection usage, while margins in the life and health information services business were adversely affected by higher costs associated with providing attending physician statements. The Company is attempting to direct more of its information services business into database products and life and health information services where margins are generally higher. The Company typically realizes a lower gross margin from property and casualty information services than from software products and related services.

   The Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications continues to significantly reduce the operating margin from the life insurance services business. However, total revenues for the Company's life business were 59% higher ($9.5 million) for the three months ended March 31, 1994, compared to the corresponding period in 1993, due primarily to the acquisition of CYBERTEK Corporation in August 1993 and the addition of a new outsourcing contract in Europe during December 1993.

  Investment income, decreased $1.5 million as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK Corporation ($59.7 million) in

August 1993 and the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million) and to a decrease in interest income related to a reduction in long-term accounts receivable.

  Interest expense and other charges increased $.5 million for the first quarter in 1994 when compared to the corresponding quarter in 1993, primarily as a result of the amortization of discounts ($.4 million) associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities and employee severance and outplacement costs relating to the restructuring of the Company's health insurance services business (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  As part of the Company's plan to repurchase 2,278,537 of the 3,797,561 shares of its common stock held by IBM, at a price of $24.77 per share, the Company will liquidate a portion of its marketable securities. The Company estimates that it will incur a loss on the sale of securities of approximately $800,000 to $900,000 during the second quarter of 1994 (see Note 5 of Notes to Consolidated Financial Statements).

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 36.2% and 35.9% for the three months ended March 31, 1994 and 1993, respectively. The increase in the effective rate between the periods is due primarily to the impact of the increase (1%) in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993, which was partially offset by nontaxable investment income representing a greater portion of pretax income in the first quarter in 1994.

LIQUIDITY AND CAPITAL RESOURCES

                                        March 31,    December 31,
                                          1994            1993
                                             (In Millions)
Cash and equivalents, marketable
  securities, and investments           $151.8         $156.8
Current assets                           280.9          287.7
Current liabilities                       71.3           81.0
Working capital                          209.6          206.7

                                        March 31,      March 31,
                                          1994           1993
                                             (In Millions)

Cash provided by operations             $ 10.9         $ 21.7
Cash (used for) provided by
  investing activities                   (17.8)          60.6
Cash used for financing activities       ( 1.5)          (3.0)

  The Company's financial condition remained strong at March 31, 1994. Working capital was $209.6 million, including cash, cash equivalents and marketable securities of $146.1 million, and excluding $5.7 million of long-term investments. Cash, cash equivalents, marketable securities and investments were $151.8 million at March 31, 1994 as compared to $156.8 million at December 31, 1993, a net decrease of $5.0 million, resulting primarily from a decrease in cash generated by operations and to a lesser extent unrealized holding losses on marketable securities.

  The decrease in net cash generated by operations of $10.9 million for the first quarter in 1994 compared with the corresponding quarter in 1993 was primarily attributable to lower net income ($8.1 million), a reduction in accrued restructuring costs ($7.9 million) and a reduction in accounts payable and accrued expenses ($2.8 million).

  The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million. Due to this impairment and write-down, the Company decided to restructure this business and take a restructuring charge of $25.2 million as of June 30, 1993. Costs to restructure the health business are composed of $5.2 million associated with employee severance and outplacement, and $20.0 million related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). Cash outlays with respect to the restructuring charges were $7.9 million for the first quarter of 1994. Cash outlays are expected to be approximately $8.3 million for the remainder of 1994.

  Excluding short-term investments, net cash used for investing activities declined in the first quarter in 1994, compared with the corresponding quarter in 1993. During the first quarter in 1994, net cash used for investments included $3.8 million compared to $23.4 million for the first quarter of 1993 that was invested in data processing, communications equipment and office furniture and equipment. Approximately $21.4 million of the amount expended in 1993 was for upgrading data processing and communications equipment. Amounts capitalized for internal software development increased $2.7 million (48.8%) to $8.2 million for the first quarter in 1994 compared to $5.5 million for the corresponding period in 1993, due primarily to the development of life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications.

  Significant expenditures anticipated for the remainder of 1994, excluding any possible business acquisitions, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($9,600,000); costs relating to the internal development of software systems ($24,700,000) and; debt payments relating to past business acquisitions ($3,044,000) and; payments for the repurchase of 2,278,537 shares of the Company's stock held by IBM at a price of $24.77 per share ($56.4 million) (see Note 5 of Notes to Consolidated Financial Statements).

  The Company has historically used the cash generated from operations for the following: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations and cash and investment reserves will be able to meet presently anticipated needs; however, the Company may also consider incurring debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.


FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's future operating results may be affected by a number of factors, including uncertainties relative to economic conditions; industry factors; the Company's ability to develop and sell its products profitably; the Company's ability to successfully increase market share in its core business while expanding its product base into other markets; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to introduce new products on a timely basis, or to effectively manage the impact on the Company of changes in the insurance marketplace.

  Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

  A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities based upon the timing of the licensing of new systems.

  Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                              PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Items 2, 3, 4, and 5 are not applicable

Item 1. Legal Proceedings

        See Note 3, "Contingencies" of Notes to the Consolidated
        Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

  Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  May 9, 1994                 By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)