Form 10-Q
period 1994-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-08-04
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994         Commission file number 0-10175



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

  20,358,484 Common shares, $.01 par value, as of July 31, 1994



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                PAGE

  Item 1. Financial Statements

          Consolidated Statements of Operations for
            the three and six months ended June 30, 1994
            and 1993.......................................... 3

          Consolidated Balance Sheets as of
            June 30, 1994 and December 31, 1993............... 4

          Consolidated Statements of Cash Flows for
            the six months ended June 30, 1994 and 1993....... 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................ 9


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................23

  Item 6. Exhibits and Reports on Form 8-K....................23

Signatures....................................................24

                                   PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                        1994       1993       1994      1993
                                          (Unaudited)     (Unaudited) (Note 1)
                                        (In Thousands, Except Per Share Data)
Revenues:
  Licensing.......................... $ 23,521  $ 23,100   $ 39,991  $ 42,955
  Services...........................  101,220    93,608    200,692   192,968
                                       124,741   116,708    240,683   235,923

Costs and Expenses:
  Employee compensation & benefits... 44,872 44,658 89,842 84,255 Computer and communications
    expenses.........................   11,515    10,044     22,712    20,921
  Information services and
    data acquisition costs...........   33,370    35,091     67,826    62,019
  Other operating costs & expenses...   23,029    43,647     40,531    70,143
  Impairment and restructuring
    charges (credits)................   (1,715)   80,733     (1,715)   80,733
                                       111,071   214,173    219,196   318,071

Operating income (loss)..............   13,670   (97,465)    21,487   (82,148)

Other Income and Expenses:
  Investment income..................    1,849     2,376      3,672     5,705
  Gain/(loss) on sale of marketable
    securities.......................     (802)       97       (819)    3,033
  Interest expense and other
    charges..........................     (824)     (458)    (1,719)     (797)
                                           223     2,015      1,134     7,941

Income (loss) before income tax
  (benefit)..........................   13,893   (95,450)    22,621   (74,207)

Income taxes (benefit)...............    5,295   (21,402)     8,455   (13,784)

Net income (loss).................... $  8,598  $(74,048)  $ 14,166 $ (60,423)

Net income (loss) per share.......... $    .40  $(  3.27)  $    .64 $ (  2.62)

Weighted average number of shares....   21,498    22,662     22,067    23,098


See accompanying notes.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)    (Audited)
                                                          June 30,    December 31,
                                                            1994          1993
                                                             (In Thousands,
                                                           Except Share Data)
Assets
Current assets:
  Cash and equivalents................................... $ 22,484     $ 24,122
  Marketable securities..................................   83,624      132,650
  Receivables, net of allowance for uncollectible
     amounts of $1,509 ($1,817 at 1993)..................   90,044       92,975
  Income tax receivable..................................   20,586       18,764
  Deferred income taxes..................................    7,352        9,491
  Other..................................................   11,310        9,735
     Total current assets................................  235,400      287,737

Property and equipment, at cost less accumulated
     depreciation and amortization of $116,681
     ($102,623 at 1993)..................................  132,922      139,029
Receivables..............................................      105        4,716
Goodwill and other intangible assets.....................   81,046       85,969
Capitalized software costs...............................  124,750      117,513
Deferred income taxes....................................   14,727       21,585
Investments..............................................    6,500         -
Other....................................................    3,939        3,254
        Total assets..................................... $599,389     $659,803

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................. $ 43,590     $ 42,256
  Accrued restructuring charges..........................    1,188        9,521
  Accrued contract termination costs.....................    1,147        2,714
  Current portion of long-term debt......................    4,088        6,986
  Income taxes payable...................................    2,728         -
  Unearned revenues......................................   16,152       19,121
  Other..................................................      216          383
     Total current liabilities...........................   69,109       80,981

Long-term debt...........................................    4,341        5,655
Deferred income taxes....................................   70,890       74,151
Accrued restructuring charges............................   18,517       19,735
Other....................................................    2,151        2,309
     Total liabilities...................................  165,008      182,831

Commitments and contingencies (Note 3)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -             -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 20,358,484 shares issued and
   outstanding (22,637,021 at 1993)......................      203          226
Additional paid-in capital...............................  205,635      262,167
Retained earnings........................................  230,798      216,632
Unrealized holding loss on marketable securities.........     (937)         -
Foreign currency translation adjustment..................   (1,318)      (2,053)
     Total stockholders' equity..........................  434,381      476,972
        Total liabilities and stockholders' equity....... $599,389     $659,803


See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                    June 30,    June 30,
                                                      1994        1993
                                                  (Unaudited)  (Audited)
Operating Activities                                  (In Thousands)
  Net income/(loss)...............................  $ 14,166   $(60,423)
  Adjustments to reconcile net income/(loss) to
   net cash provided by operating activities:
    Depreciation and amortization.................    31,374     33,947
    Deferred income taxes.........................     5,736    (13,776)
    Loss/(gain) on sale of marketable
      securities..................................       819     (3,034)
    Provision for uncollectible accounts..........       280      1,067
    Impairment charges............................       -       54,890
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (8,803)    25,843
    Receivables...................................     7,262     10,048
    Income taxes receivable.......................    (1,822)   (13,426)
    Accounts payable and accrued expenses.........     1,334      4,881
    Income taxes payable..........................     2,728        -
  Other, net......................................    (5,756)    (1,670)
       Cash provided by operations................    47,318     38,347

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net................................   126,710    230,849
  Purchases of marketable securities, net.........   (87,873)  (142,672)
  Acquisition of property and equipment...........    (7,961)   (32,923)
  Capitalized internal software development
   costs..........................................   (17,890)   (11,544)
  Purchased software..............................      (157)    (3,275)
  Proceeds from disposal of property & equipment..       304      8,935
  Business acquisitions...........................       -       (2,840)
       Cash provided by investing activities......    13,133     46,530

Financing Activities
  Payments on long-term debt......................    (4,597)    (3,678)
  Issuance of common stock under stock
    option plans..................................       -          674
  Issuance of common stock to employee
    benefit plan..................................       -          579
  Repurchase of common stock......................   (56,555)   (48,660)
       Cash used for financing activities.........   (61,152)   (51,085)

Effect of exchange rate changes on cash...........      (937)       174
Net (decrease) increase in cash & equivalents.....    (1,638)    33,966
Cash and equivalents at beginning of period.......    24,122     31,959
Cash and equivalents at end of period.............  $ 22,484   $ 65,925

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition...........  $    -     $  2,987
Supplemental Information
  Interest paid...................................     1,390        381
  Income taxes paid...............................     2,099     11,688

See accompanying notes.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1994


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

  The Company is in the process of determining the specific periods affected by the adjustments prior to December 31, 1992. Once determined, the Company intends to restate the financial statements for such periods. The consolidated financial statements as of and for the six months ended June 30, 1993 reflect adjustments, related to deferral of revenues due to changes in timing of revenue recognition, reserve for losses on certain contracts and a reduction of expenses due to capitalization of certain software costs, that the Company determined were necessary as a result of the special audit.


NOTE 2. MARKETABLE SECURITIES

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, the Company has classified debt securities (primarily municipal bonds) either as available-for-sale, which are carried at fair market value and shown as Marketable Securities, or as held-to-maturity, which are carried at amortized cost and shown as Investments. Unrealized gains and losses on securities classified as available-for-sale are reported net and are included in Stockholders' Equity.

NOTE 3.  CONTINGENCIES

  In April 1993, litigation was commenced against the Company and certain of its present and former officers and directors in the United States District Court for the District of South Carolina, Columbia Division. In the litigation, which purports to be a class action on behalf of purchasers of the Company's common stock between March 18, 1992 and July 8, 1993, the plaintiffs allege that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information regarding, among other things, its business and prospects in violation of the Federal securities laws, the South Carolina Code and common law. The Company believes it has meritorious defenses to the claims and is vigorously defending the litigation. The plaintiffs seek unspecified compensatory damages, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation. The maximum insurance coverage related to these claims is $15 million under the directors' and officers' insurance.

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

  In addition to the litigation noted above, the Company is presently involved in litigation and a contract dispute arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. The Company believes it has meritorious defenses and is vigorously defending this litigation. The Company is unable to predict the ultimate outcome or the potential financial impact of this litigation. While the resolution of these matters could affect the results of operations in a future period, the Company does not expect these matters to have a material adverse effect on its consolidated financial position.

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

NOTE 5.  IMPAIRMENT AND RESTRUCTURING

  The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million) (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). At June 30, 1994 the Company reduced its restructuring reserves by $1.7 million, which were established for employee severance and outplacement costs in connection with the downsizing of its health staff.

NOTE 6. OTHER MATTERS

  The Company recently received a decision from an international arbitration tribunal relating to a contract termination dispute, finding that both parties were responsible. The Company has not determined whether it will appeal this decision but has made provision for satisfaction of this award in the amount of $1.9 million.

  As previously reported, the Company announced on April 27, 1994, that it had agreed with IBM to repurchase 2,278,537 of the 3,797,561 shares of the Company's common stock held by IBM and that the remainder of the Company's shares owned by IBM would be purchased by the General Atlantic Partners group, a New York-based private investment firm. The Company completed the repurchase of these shares at a share price of $24.77, which approximated an aggregate cash expenditure of $56.5 million, during the second quarter of 1994. The shares repurchased by the Company represent 10% of its total shares outstanding prior to the repurchase.

  Pursuant to a stock repurchase program approved by the Board of Directors in June 1994, the Company may purchase from time to time up to 2.5 million shares of its issued and outstanding common stock. This program is flexible as to the timing and method of acquisition of these shares.

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

                           RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                    1994   vs   1993
                                                                    Percent Increase
                                                                       (Decrease)
                                Percentage         Percentage       Three      Six
                               of Revenues        of Revenues       Months    Months
                               Three Months        Six Months       Ended     Ended
                              Ended June 30,     Ended June 30,    June 30,  June 30,
                              1994      1993     1994      1993
Revenues:
Licensing...................  18.9      19.8     16.6      18.2      1.8      (6.9)
Services....................  81.1      80.2     83.4      81.8      8.1       4.0
                             100.0     100.0    100.0     100.0      6.9       2.0
Costs and Expenses:
Employee compensation
    and benefits............  36.0      38.3     37.3      35.7       .5       6.6
Computer & communication
    expense.................   9.2       8.6      9.5       8.9     14.6       8.6
Information services & data
    acquisition costs.......  26.7      30.0     28.2      26.3     (4.9)      9.4
Other operating costs
    and expenses............  18.5      37.4     16.8      29.7    (47.2)    (42.2)
Impairment and restructuring
    charges (credits).......  (1.4)     69.2      (.7)     34.2   (102.1)   (102.1)
                              89.0     183.5     91.1     134.8     47.6      30.7

Operating income (loss).....  11.0     (83.5)     8.9     (34.8)   114.0     126.2
Other income and expenses...    .1       1.7       .5       3.4    (88.9)    (85.7)

Income (loss) before income
    tax (benefit)...........  11.1     (81.8)     9.4     (31.4)   114.6     130.5

Income taxes (benefit)......   4.2      18.3      3.5       5.8    124.7     161.3

Net income (loss)...........   6.9     (63.5)     5.9     (25.6)   111.6     123.4



THREE MONTHS COMPARISON

  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:

                                                                Operating
                                             Operating         Income as a
                             Revenues         Income          % of Revenue
                           Three Months     Three Months       Three Months
                          Ended June 30,   Ended June 30,     Ended June 30,
                          1994     1993    1994     1993      1994     1993
                                        (Dollars in Millions)
  Line of Business
Property & Casualty     $ 88.2   $ 92.7   $13.5    $14.9      15.3     16.0
Life                      30.0     14.9     2.8     (5.0)      9.3    (31.5)
Health                     6.5      9.1     1.3     (3.1)     19.4    (34.4)

  Geographic Market
United States           $107.2   $102.8   $16.1    $ 4.5      15.0      4.4
International             17.5     13.9     1.5      2.3       8.8     16.5

  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities. There were no equipment sales during the three months ended June 30, 1994 or 1993. Costs associated with these corporate activities amounted to $3.9 million and $6.0 million, excluding special charges, for the three months ended June 30, 1994 and 1993, respectively (see Costs and Expenses below).

Revenues

  Total licensing revenues for the three months ended June 30, 1994 increased $.4 million (1.8%) compared to the corresponding period in 1993, due primarily to a $4.4 million increase in initial license revenues attributable to new systems licensed by life insurers and by increased revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses of $1.9 million (17.0%). These increases were partially offset by a reduction in initial license revenues, compared with the 1993 second quarter, related to the property and casualty business in the United States.

  Total services revenues for the three months ended June 30, 1994 increased $7.6 million (8.1%) compared to the corresponding period in 1993. The total services revenue increase was affected by activities in professional, outsourcing and information services, as described more fully below.

  Revenues from professional services increased $5.4 million (39.0%) to $19.2 million for the three months ended June 30, 1994 from $13.8 million for the corresponding period in 1993, due primarily to additional services ($5.0 million) generated by the life insurance services business.

  Revenues from outsourcing services amounted to $32.0 million for the three months ended June 30, 1994, an increase of $1.4 million (4.7%) compared to the corresponding period in 1993. Revenues from outsourcing services increased $9.5 million as a result of new outsourcing services relating to life insurance services in Europe and servicing existing and new contracts with property and casualty insurance companies and residual markets. These increases were partially offset by the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty contract decreased from $5.5 million for the three months ended June 30, 1993 to $.7 million for the three months ended June 30, 1994, and to the termination of a facilities management and processing contract in September 1993, representing $3.3 million of life insurance services business in Europe for the three months ended June 30, 1993.

  Revenues from information services were $49.4 million for the three months ended June 30, 1994 as compared with $50.0 million for the corresponding period in 1993. This $.6 million decrease is attributable to a decrease in business associated with automobile property and casualty information services, principally as a result of a sale of a small non-strategic division. These decreases, however, were partially offset by an increase in life and health information services.

Costs and Expenses

  Computer and communications expenses increased $1.5 million for the three months ended June 30, 1994 compared to the corresponding period in 1993, primarily as a result of increased costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway in December 1993.

  Information services and data acquisition costs decreased $1.7 million for the three months ended June 30, 1994 compared to the corresponding period in 1993, due primarily to a decrease in the volume of state fees for motor vehicle reports, which is part of the Company's property and casualty information services business.

  Other operating costs and expenses for the three months ended June 30, 1994 decreased $20.6 million when compared to the corresponding period in 1993. The decrease is primarily attributable to one-time charges in 1993 related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices. Certain of these charges, $16.0 million, were recorded during the three months ended June 30, 1993. In addition to these charges, other operating costs and expenses declined as a result of a decrease in costs associated with the wind-down of the New Jersey MTF project, a decrease associated with the recovery of certain receivables previously written off, and an increase in amounts capitalized principally related to the internal development of the Company's life software systems. These decreases were partially offset by increases in operating costs associated with providing total policy management outsourcing services for new customers.

  Other operating costs and expenses include a charge of $1.9 million associated with the recent settlement of a contract dispute, which was decided through an international arbitration tribunal (see Note 6 of Notes to Consolidated Financial
Statements).

  At June 30, 1994 the Company reduced its restructuring reserves by $1.7 million, which were established for employee severance and outplacement costs in connection with the downsizing of its health staff. The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million) (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

Operating Income

    Operating income was $13.7 million for the three months ended June 30, 1994, compared with an operating loss of $97.5 million for the corresponding period in 1993. The operating loss for the three months ended June 30, 1993 was after giving effect to special charges of $98.3 million relating to impairment and restructuring charges ($80.7 million) and charges principally arising from the Company's previously disclosed internal investigation of its accounting practices ($17.6 million).

  Operating income, excluding impairment and restructuring charges (credits) and other special charges, as a percentage of revenues increased to 9.6% for the three months ended June 30, 1994 from .7% for the comparable period in 1993. This increase resulted primarily from an increase in life insurance services in Europe, professional and outsourcing services provided under existing and new contracts with property and casualty insurance companies and residual markets, and to an increase in initial license revenues from the Company's life insurance systems business.

  The Company's health insurance services business continues to show some improvement. Improvements result from a reduction in operating costs associated with the reduction in amortization charges for certain identifiable intangible assets and goodwill, which were written-off at June 30, 1993, a reduction in rental expense related to a lease termination and compensation and other benefits costs through the downsizing of staff.

  The property and casualty insurance software and services business experienced a lower level of revenue primarily from decreased licensing activities and information services during the three months ended June 30, 1994 compared to the corresponding period of 1993. However, operating income improved from the first quarter of 1994 as a result of improvement in outsourcing revenues related to total policy management services.

  Although the Company has not been able to reduce its operating expenses, associated with the wind-down of the MTF project, as quickly as the reduction in revenue from the MTF occurred, operating income from services provided under additional new outsourcing contracts with insurance companies and residual markets have started to replace operating income lost from the MTF project. Revenues for the three months ended June 30, 1994 increased $2.6 million compared to the corresponding period in 1993; however, margins will be reduced during the early phases of these contracts due to start-up costs.

  The information services business for both the property and casualty and the life and health businesses produced improved operating results for the three months ended June 30, 1994 compared with the corresponding period in 1993. The Company is attempting to direct more of its information services business into database products and life and health information services where margins are generally higher. The Company typically realizes a lower gross margin from property and casualty information services than from software products and related services.

  In August 1993, the Company completed its acquisition of CYBERTEK Corporation. The Company continues to focus on integrating CYBERTEK's products with the Company's Series III applications and technology. The Company has also completed the combination of CYBERTEK with the Company's life insurance software and services organization to eliminate redundancies. Although ongoing expenses of combination continued at a high level in the second quarter, total revenues and operating income for the Company's life business increased $15.1 million and $12.4 million, respectively, for the three months ended June 30, 1994, compared to the corresponding period in 1993, due primarily to the CYBERTEK acquisition, the addition of a new outsourcing contract in Europe during December 1993, and to increased initial license revenues.

  Investment income decreased $.5 million during the three months ended June 30, 1994, compared to the corresponding period in 1993, as a result of a lower level of investable funds resulting from large cash expenditures for the acquisition of CYBERTEK Corporation ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.5 million), and to a decrease in interest income related to long-term accounts receivable.

  As part of the Company's repurchase of 2,278,537 of the 3,797,561 shares of its common stock held by IBM, at a price of $24.77 per share, the Company liquidated a portion of its marketable securities. The Company incurred a loss on the sale of securities of approximately $.8 million related directly to the repurchase during the second quarter of 1994 (see Note 6 of Notes to Consolidated Financial Statements).

  Interest expense and other charges increased $.4 million for the three months ended June 30, 1994 when compared to the corresponding period in 1993, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance services business (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was 38.1% and (22.4)% for the three months ended June 30, 1994 and 1993, respectively. The effective income tax benefit rate for the 1993 period does not include the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993, since the enactment date (August 10, 1993) was subsequent to June 30, 1993. The effective tax benefit rate would have been significantly higher (38.2%) were it not for the write off of goodwill ($39.4 million) related to the impairment of the Company's health insurance systems business (see
Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). The effective tax rate for the three months ended June 30, 1994 includes the impact of the increase (1%) in the highest marginal corporate tax rate.

SIX MONTHS COMPARISON

  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:
                                                               Operating
                                             Operating        Income as a
                            Revenues          Income          % of Revenue
                           Six Months        Six Months        Six Months
                         Ended June 30,    Ended June 30,    Ended June 30,
                          1994     1993    1994      1993    1994      1993
                                       (Dollars in Millions)
  Line of Business
Property & Casualty     $167.8   $179.8   $20.7     $30.8    12.4      17.2
Life                      57.1     33.7     3.4      (5.3)    6.0     (15.7)
Health                    15.8     18.6     3.8      (5.2)   23.8     (28.0)


  Geographic Market
United States           $206.5   $203.7   $24.8     $15.8    12.0       7.8
International             34.2     28.4     3.1       4.5     9.2      14.2

  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities. Revenues related to equipment sales amounted to $3.8 million for the six months ended June 30, 1993. There were no equipment sales during the corresponding period of 1994. Costs associated with these corporate activities amounted to $6.4 million and $7.4 million, excluding special charges, for the six months ended June 30, 1994 and 1993, respectively (see Costs and Expenses below).

Revenues

  Total licensing revenues for the six months ended June 30, 1994 decreased $3.0 million (6.9%) compared to the corresponding period in 1993, due primarily to a $6.1 million decrease in initial license revenues. The reduction in systems licensed was primarily related to the property and casualty business in the United States, partially offset by systems licensed by life insurers. The reduction in initial license revenues was partially offset by increased revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses of $3.1 million (13.6%) compared to the corresponding period in 1993.

  Total services revenues for the six months ended June 30, 1994 increased $7.7 million (4.0%) compared to the corresponding period in 1993. The total services revenue increase was primarily affected by activities in professional, outsourcing and information services, as described more fully below.

  Revenues from professional services increased $9.7 million (31.5%) to $40.6 million for the six months ended June 30, 1994 from $30.9 million for the corresponding period in 1993, due primarily to additional services ($8.9 million) generated by the life insurance services business.

  Revenues from outsourcing services were $61.0 million for the six months ended June 30, 1994, a decrease of $5.0 million (7.6%) compared to the corresponding period in 1993. The decrease was primarily attributable to the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty business decreased from $15.1 million for the first six months in 1993 to $1.6 million for the first six months in 1994, and to the termination of a facilities management and processing contract in September 1993, representing $6.8 million of life insurance services revenue in Europe for the six months ended June 30, 1993. These decreases were partially offset by an increase of $15.3 million, resulting primarily from an increase of $5.1 million in new outsourcing services relating to life insurance services in Europe and an increase of $9.0 million in servicing existing and new contracts with property and casualty insurance companies and residual markets.

  Revenues from information services were $98.4 million for the six months ended June 30, 1994 as compared with $92.9 million for the corresponding period in 1993. This $5.5 million increase is primarily attributable to an increase in business associated with automobile property and casualty information services and life and health information services. These increases, however, were partially offset by a reduction in property and casualty information services revenue associated with risk services.

Costs And Expenses

  Employee compensation and benefits increased $5.6 million for the six months ended June 30, 1994 compared to the corresponding period in 1993, primarily as a result of increased costs ($9.8 million) associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway. The increase in costs associated with these acquisitions was partially offset by a reduction in compensation and other benefits resulting from a downsizing in the Company's health insurance services staff from 437 at June 30, 1993 to approximately 288 at June 30, 1994. These scheduled staff reductions are part of the Company's restructuring of its health business (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   Computer and communications expenses increased $1.8 million for the six months ended June 30, 1994 compared to the corresponding period in 1993, primarily as a result of increased costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway.

  Information services and data acquisition costs increased $5.8 million for the six months ended June 30, 1994 compared to the corresponding period in 1993, due primarily to an increase in the volume of state fees for motor vehicle reports, which is part of the Company's property and casualty information services business.

  Other operating costs and expenses for the six months ended June 30, 1994 decreased $29.6 million when compared to the corresponding period in 1993. The decrease is primarily attributable to charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices.
These charges, $16.4 million, were recorded during the six months ended June 30, 1993. In addition to these charges, other operating costs and expenses declined as a result of a reduction in the cost of equipment sold of $3.5 million, a decrease in costs associated with the wind-down of the New Jersey MTF project, a decrease associated with the recovery of certain receivables previously written off, and an increase in amounts capitalized principally related to the internal development of the Company's life software systems. These decreases were partially offset by an increase in operating costs associated with providing total policy management outsourcing services for new customers.

  Other operating costs and expenses include a charge of $1.9 million associated with the recent settlement of a contract dispute, which was decided through an international arbitration tribunal (see Note 6 of Notes to Consolidated Financial
Statements).

  At June 30, 1994 the Company reduced its restructuring reserves by $1.7 million, which were established for employee severance and outplacement costs in connection with the downsizing of its health staff (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

Operating Income

   Operating income was $21.5 million for the six months ended June 30, 1994, compared with an operating loss of $82.1 million for the corresponding period in 1993. The operating loss for the six months ended June 30, 1993 resulted after giving effect to the special charges of $98.8 million relating to impairment and restructuring charges ($80.7 million) and other special charges ($18.1 million).

  Operating income, excluding impairment and restructuring charges (credits) and other special charges, as a percentage of revenues increased to 8.2% for the six months ended June 30, 1994 from 7.0% for the comparable period in 1993. This increase resulted primarily from an increase in outsourcing services related to life insurance services in Europe, professional and outsourcing services provided under existing and new contracts with property and casualty insurance companies and residual markets, and to an increase in initial license revenues from the Company's life insurance systems business.

  The Company's health insurance services business continues to show some improvement over the prior year's first six month results. Improvements result from a reduction in operating costs associated with amortization charges for certain identifiable intangible assets and goodwill, which were written-off at June 30, 1993, a reduction in rental expense related to a lease termination and compensation and other benefits costs through the downsizing of staff.

  The property and casualty insurance software and services business experienced a lower level of revenue and operating income primarily from decreased licensing activities and outsourcing services during the six months ended June 30, 1994 than in the corresponding periods of 1993. Outsourcing services for property and casualty insurers have not met expectations due to several contracts not closing or ramping up as fast as anticipated and the Company has not been able to reduce its operating expenses, associated with the wind-down of the MTF project, as quickly as the reduction in revenue from the MTF occurred. However, as a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company is beginning to replace revenues lost from the MTF project, during the six months ended June 30, 1994. Margins have improved but will be reduced during the early phases of these contracts due to start-up costs.

  The information services business for both the property and casualty and the life and health businesses produced lower operating results for the six months ended June 30, 1994 compared with the corresponding period in 1993. Margins in the property and casualty information services business were lower primarily as a result of an overall decline in inspection usage, while margins in the life and health information services business were adversely affected by higher costs. The Company is attempting to direct more of its information services business into database products and life and health information services where margins are generally higher. The Company typically realizes a lower gross margin from property and casualty information services than from software products and related services.

  One time costs of integrating CYBERTEK with the Company's life insurance systems business continued at a high level in the first six months of 1994; however, total revenues for the Company's life business were 67.2% higher ($22.6 million) for the six months ended June 30, 1994, compared to the corresponding period in 1993, due primarily to the CYBERTEK acquisition, the addition of a new outsourcing contract in Europe during December 1993, and to increased initial license revenues.

  Investment income decreased $2.0 million for the six months ended June 30, 1994 compared to the corresponding period in 1993, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK Corporation ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.5 million), and to a decrease in interest income related to long-term accounts receivable.

  As part of the Company's repurchase of 2,278,537 of the 3,797,561 shares of its common stock held by IBM, at a price of $24.77 per share, the Company liquidated a portion of its marketable securities. The Company incurred a loss on the sale of securities of approximately $.8 million related directly to the repurchase during May 1994 (see Note 6 of Notes to Consolidated Financial Statements).

  Interest expense and other charges increased $.9 million for the six months ended June 30, 1994 when compared to the corresponding period in 1993, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance services business (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was 37.4% and (18.6%) for the six months ended June 30, 1994 and 1993, respectively. The effective income tax benefit rate for the 1993 period does not include the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993, since the enactment date (August 10, 1993) was subsequent to June 30, 1993. The effective tax benefit rate would have been significantly higher (39.6%) were it not for the write off of goodwill ($39.4 million) related to the impairment of the Company's health insurance systems business (see
Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). The effective tax rate for the six months ended June 30, 1994 includes the impact of the increase (1%) in the highest marginal corporate tax rate.

                     LIQUIDITY AND CAPITAL RESOURCES

                                        June 30,     December 31,
                                          1994            1993
Cash and equivalents, marketable             (In Millions)
  securities, and investments           $112.6         $156.8
Current assets                           235.4          287.7
Current liabilities                       69.1           81.0
Working capital                          166.3          206.7

                                         June 30,      June 30,
                                          1994           1993
                                             (In Millions)
Cash provided by operations             $ 47.3         $ 38.3
Cash provided by investing
  activities                              13.1           46.5
Cash used for financing activities       (61.2)         (51.1)

  The Company's financial condition remained strong at June 30, 1994. Working capital was $166.3 million, including cash, cash equivalents and marketable securities of $106.1 million, and excluding $6.5 million of long-term investments. Cash, cash equivalents, marketable securities and investments were $112.6 million at June 30, 1994 as compared to $156.8 million at December 31, 1993, a net decrease of $44.2 million, resulting primarily from the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM for $56.5 million, and to a lesser extent unrealized holding losses on marketable securities. The decreases were partially offset by an increase in cash generated by operations.

  The increase in net cash generated by operations of $9.0 million for the six months ended June 30, 1994 compared with the corresponding period in 1993 was primarily attributable to a decrease of $9.6 million in income taxes paid.

  The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million. Due to this impairment and write-down, the Company decided to restructure this business and take a restructuring charge of $25.2 million as of June 30, 1993. Costs to restructure the health business are composed of $5.2 million associated with employee severance and outplacement, and $20.0 million related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). Cash outlays with respect to the restructuring charges were $8.8 million for the six months ended June 30, 1994. Cash outlays are expected to be approximately $3.5 million for the remainder of 1994.

  During the six months ended June 30, 1994, the Company reduced its liabilities for accrued restructuring charges by $7.5 million

($8.3 million in cash outlays, less $.8 million in non-cash discount amortization) for a lease termination and $.3 million (primarily cash) for employee severance and outplacement costs. Additionally, the Company adjusted its restructuring liability established for employee severance and outplacement costs downward by $1.7 million. This decrease resulted from changes in the planned downsizing of its health staff.

  Excluding short-term investments, net cash provided by investing activities declined in the first six months of 1994 compared with the corresponding period in 1993. During the first six months of 1994, net cash used for investments included $6.1 million compared to $29.6 million for the first six months of 1993 that was invested in data processing, communications equipment and office furniture and equipment. Approximately $25.3 million of the amount expended in 1993 was for upgrading data processing and communications equipment. Amounts capitalized for internal software development increased $6.4 million (55.7%) to $17.9 million for the first six months of 1994 compared to $11.5 million for the corresponding period in 1993, due primarily to the development of life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications.

  Significant expenditures anticipated for the remainder of 1994, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($7.3 million); costs relating to the internal development of software systems ($17.9 million); and debt payments relating to past business acquisitions ($2.4 million).

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

Items 2, 3, 4, and 5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

  There are no exhibits required to be filed with this Quarterly
Report on Form 10-Q.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  August 4, 1994                  By:  Timothy V. Williams
                                            Executive Vice President
                                            (Chief Financial Officer)