Form 10-Q
period 1994-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-01
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994    Commission file number 0-10175



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

  19,419,584 Common shares, $.01 par value, as of September 30,
1994



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                PAGE

  Item 1. Financial Statements

          Consolidated Statements of Operations for
            the three and nine months ended September 30,
            1994 and 1993..................................... 3

          Consolidated Balance Sheets as of
            September 30, 1994 and December 31, 1993.......... 4

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993. 5

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


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................23

  Item 6. Exhibits and Reports on Form 8-K....................23

Signatures....................................................24

                                 PART I
                    FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                        1994       1993       1994      1993
                                          (Unaudited)     (Unaudited) (Note 1)
                                        (In Thousands, Except Per Share Data)
Revenues:
  Licensing.......................... $ 27,027  $ 15,666   $ 67,018  $ 58,621
  Services...........................   99,966    93,219    300,658   286,187
                                       126,993   108,885    367,676   344,808

Costs and Expenses:
  Employee compensation & benefits...   43,656    42,038    133,498   126,293
  Computer and communications
    expenses.........................   11,602    10,095     34,314    31,016
  Information services and
    data acquisition costs...........   33,039    34,281    100,865    96,300
  Other operating costs & expenses...   25,816    21,719     66,347    91,862
  Impairment and restructuring
    charges (credits)................   (1,746)      -       (3,461)   80,733
                                       112,367   108,133    331,563   426,204

Operating income (loss)..............   14,626       752     36,113   (81,396)

Other Income and Expenses:
  Investment income..................    1,282     2,237      4,954     7,941
  Gain/(loss) on sale of marketable
    securities.......................   (1,010)       19     (1,829)    3,052
  Interest expense and other
    charges..........................     (605)     (923)    (2,324)   (1,719)
                                          (333)    1,333        801     9,274

Income (loss) before income tax
  (benefit)..........................   14,293     2,085     36,914   (72,122)

Income taxes (benefit)...............    4,570     1,739     13,025   (12,045)

Net income (loss).................... $  9,723  $    346   $ 23,889 $ (60,077)

Net income (loss) per share.......... $    .49  $    .02   $   1.12 $ (  2.62)

Weighted average number of shares....   19,975    22,604     21,360    22,933


See accompanying notes.


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)     (Audited)
                                                        September 30,  December 31,
                                                            1994          1993
                                                             (In Thousands,
                                                           Except Share Data)
Assets
Current assets:
  Cash and equivalents................................... $ 17,153      $ 24,122
  Marketable securities..................................   45,932       132,650
  Receivables, net of allowance for uncollectible
     amounts of $1,996 ($1,817 at 1993)..................  101,674        92,975
  Income tax receivable..................................   18,337        18,764
  Deferred income taxes..................................    9,046         9,491
  Other..................................................    9,550         9,735
     Total current assets................................  201,692       287,737

Property and equipment, at cost less accumulated
     depreciation and amortization of $121,073
     ($102,623 at 1993)..................................  131,870       139,029
Receivables..............................................      582         4,716
Goodwill and other intangible assets.....................   77,975        85,969
Capitalized software costs...............................  127,678       117,513
Deferred income taxes....................................      -          21,585
Investments..............................................    7,663          -
Other....................................................    5,019         3,254
        Total assets..................................... $552,479      $659,803

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................. $ 39,721      $ 42,256
  Accrued restructuring charges..........................    5,441         9,521
  Accrued contract termination costs.....................    1,580         2,714
  Current portion of long-term debt......................    4,114         6,986
  Unearned revenues......................................   15,710        19,121
  Other..................................................      317           383
     Total current liabilities...........................   66,883        80,981

Long-term debt...........................................    4,477         5,655
Deferred income taxes....................................   54,681        74,151
Accrued restructuring charges............................   12,631        19,735
Other....................................................    1,361         2,309
     Total liabilities...................................  140,033       182,831

Commitments and contingencies (Note 3)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -              -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 19,419,584 shares issued and
   outstanding (22,637,021 at 1993)......................      194           226
Additional paid-in capital...............................  172,648       262,167
Retained earnings........................................  240,521       216,632
Unrealized holding gain on marketable securities.........       19           -
Foreign currency translation adjustment..................     (936)       (2,053)
     Total stockholders' equity..........................  412,446       476,972
        Total liabilities and stockholders' equity....... $552,479      $659,803

See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Nine Months
                                                     Ended September 30,
                                                      1994        1993
Operating Activities                                  (In Thousands)
  Net income/(loss)...............................  $ 23,889   $(60,077)
  Adjustments to reconcile net income/(loss) to
   net cash provided by operating activities:
    Depreciation and amortization.................    50,413     47,214
    Deferred income taxes.........................     2,560    (20,763)
    Loss/(gain) on sale of marketable
      securities..................................     1,829     (3,053)
    Provision for uncollectible accounts..........       730      1,500
    Impairment charges............................       -       54,890
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................   (10,436)    25,843
    Receivables...................................    (5,295)    21,344
    Income taxes receivable.......................       427     (7,341)
    Accounts payable and accrued expenses.........    (2,535)     1,822
    Income taxes payable..........................       -        3,009
  Other, net......................................    (4,852)    (3,848)
       Cash provided by operations................    56,730     60,540

Investing Activities
  Proceeds from sales/maturities of marketable
   securities.....................................   225,840    364,443
  Purchases of marketable securities..............  (153,033)  (269,112)
  Acquisition of property and equipment...........   (14,514)   (35,242)
  Capitalized internal software development
   costs..........................................   (25,914)   (17,591)
  Purchased software..............................      (418)    (3,928)
  Proceeds from disposal of property and
   equipment......................................      (437)     9,123
  Business acquisitions...........................       -      (59,097)
       Cash provided (used) by investing
         activities...............................    31,524    (11,404)

Financing Activities
  Payments on long-term debt......................    (4,599)    (3,680)
  Issuance of common stock under stock
    option plans..................................       -          690
  Issuance of common stock to employee
    benefit plan..................................       -        1,328
  Repurchase of common stock......................   (89,551)   (48,660)
       Cash used for financing activities.........   (94,150)   (50,322)

Effect of exchange rate changes on cash...........    (1,073)       519
Net decrease in cash and equivalents..............    (6,969)      (667)
Cash and equivalents at beginning of period.......    24,122     31,959
Cash and equivalents at end of period.............  $ 17,153   $ 31,292

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition...........  $    -     $  4,187
Supplemental Information
  Interest paid...................................     1,719      1,037
  Income taxes paid...............................    10,126     12,158

See accompanying notes.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1994

NOTE 1. RESTATEMENT OF PRIOR YEAR RESULTS OF OPERATIONS

  In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's balance sheet as of December 31, 1992 and its consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report (see Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). The Company has determined the specific prior periods affected by these adjustments, has restated its financial statements for such periods and intends to file amended annual and quarterly reports on Forms 10-K and 10-Q for the years 1993 and 1992.

NOTE 2. MARKETABLE SECURITIES

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, the Company has classified debt securities (principally municipal bonds) either as available-for-sale, which are carried at fair market value and shown as Marketable Securities, or as held-to-maturity, which are carried at amortized cost and shown as Investments. Unrealized gains and losses on securities classified as available-for-sale are reported net and are included in Stockholders' Equity.

NOTE 3.  CONTINGENCIES

  In April 1993, litigation was commenced against the Company and certain of its present and former officers and directors in the United States District Court for the District of South Carolina, Columbia Division. In the litigation, which is a class action on behalf of purchasers of the Company's common stock between March
18, 1992 and July 8, 1993, the plaintiffs allege that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information regarding, among other things, its business and prospects in violation of the Federal securities laws, the South Carolina Code and common law. The Company believes it has meritorious defenses to the claims and is vigorously defending the litigation. The plaintiffs seek unspecified compensatory damages, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation.
As of September 30, 1994, the Company has recorded a claim for recovery of litigation costs related to this matter of $10.6 million, which is included in current receivables on the Company's consolidated balance sheet. The maximum insurance coverage related to these claims is $15 million under the directors' and officers' insurance.

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

  In addition to the litigation noted above, the Company is presently involved in litigation and a contract dispute arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. There are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters. While the resolution of these matters could affect the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these matters.

NOTE 4. INCOME TAXES

  On September 29, 1994, the Company reached a tentative agreement with the Internal Revenue Service ("IRS") regarding proposed tax deficiencies relating to an examination of the Company's consolidated federal income tax returns. The tentative settlement, which includes a current payment of $3.9 million and a liability for further taxes in future periods, resolves all issues related to the IRS's examination of the Company's tax returns for the years 1985 through 1990. The tentative settlement is also less than the related amounts included in the income tax liability accounts of the Company. This formal acceptance is expected within the next several weeks in the form of a closing letter. Upon execution of the closing letter, amounts previously established as liabilities in excess of the settlement amount will be accounted for as reductions of tax expense in the period that such closing letter is received.

NOTE 5.  IMPAIRMENT AND RESTRUCTURING

  The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million) (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). Due to a change in its estimates, as of September 30, 1994, the Company has reduced its restructuring reserves by $3.5 million, $1.7 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs, recorded in June 1994, and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities, recorded in July 1994.

NOTE 6. OTHER MATTERS

  In July 1994, the Company received a decision from an international arbitration tribunal relating to a contract termination dispute, finding that both parties were responsible.
The Company has made provision (at June 1994) for satisfaction of the award in the amount of $1.9 million.

  The Company announced on April 27, 1994, that it had agreed with IBM to repurchase 2,278,537 of the 3,797,561 shares of the Company's common stock held by IBM and that the remainder of the Company's shares owned by IBM would be purchased by the General Atlantic Partners group, a New York-based private investment firm. The Company completed the repurchase of these shares on May 16, 1994, at a share price of $24.71, which approximated an aggregate cash expenditure of $56.3 million. The shares repurchased by the Company represent 10% of its total shares outstanding prior to the repurchase.

  Pursuant to a stock repurchase program approved by the Board of Directors in July 1994, the Company may purchase from time to time up to 2.5 million shares of its issued and outstanding common stock. This program is flexible as to the timing and method of acquisition of these shares. As of September 30, 1994, the Company had repurchased, on the open market, 938,900 shares of its common stock, at an average price of approximately $35.00 per share for a total of $33.0 million.

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

                           RESULTS OF OPERATIONS


  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                    1994   vs   1993
                                                                    Percent Increase
                                                                       (Decrease)
                             Percentage           Percentage         Three     Nine
                            of Revenues          of Revenues         Months    Months
                            Three Months         Nine Months         Ended     Ended
                         Ended September 30,  Ended September 30,     September 30,
                            1994      1993       1994      1993
Revenues:
Licensing.................  21.3      14.4       18.2      17.0       72.5      14.3
Services..................  78.7      85.6       81.8      83.0        7.2       5.1
                           100.0     100.0      100.0     100.0       16.6       6.6
Costs and Expenses:
Employee compensation
    and benefits..........  34.4      38.6       36.3      36.6        3.8       5.7
Computer & communication
    expense...............   9.1       9.3        9.3       9.0       14.9      10.6
Information services & data
    acquisition costs.....  26.0      31.5       27.4      27.9       (3.6)      4.7
Other operating costs
    and expenses..........  20.3      19.9       18.1      26.7       18.9     (27.8)
Impairment and restructuring
    charges (credits).....  (1.3)      -          (.9)     23.4     (100.0)   (104.3)
                            88.5      99.3       90.2     123.6        3.9     (22.2)

Operating income (loss)...  11.5        .7        9.8     (23.6)   1,844.9     144.4
Other income and expenses.   (.3)      1.2         .2       2.7     (125.0)    (91.4)

Income (loss) before income
    tax (benefit).........  11.2       1.9       10.0     (20.9)     585.5     151.2

Income taxes (benefit)....   3.6       1.6        3.5      (3.5)     162.8     208.1

Net income (loss).........   7.6        .3        6.5     (17.4)   2,710.1     139.8


THREE MONTHS COMPARISON


  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:


                                                                  Operating
                                              Operating           Income as a
                         Revenues              Income            % of Revenue
                       Three Months          Three Months         Three Months
                    Ended September 30,   Ended September 30,  Ended September 30,
                       1994    1993          1994     1993        1994     1993
                                         (Dollars in Millions)
  Line of Business
Property & Casualty  $ 88.2   $ 80.2        $10.1    $ 6.5         11.5      8.1
Life                   29.8     21.4          3.9     (1.1)        13.1     (5.1)
Health                  8.9      7.3          3.4     (4.3)        38.2    (58.9)

  Geographic Market
United States        $110.7   $ 95.3        $15.3    $(1.3)        13.8     (1.4)
International          16.2     13.6          2.1      2.4         13.0     17.6


  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities. There were no equipment sales during the three months ended September 30, 1994 or 1993. Costs associated with these corporate activities amounted to $2.8 million and $.3 million, excluding special charges, for the three months ended September 30, 1994 and 1993, respectively (see Costs and Expenses below).

Revenues

  Total licensing revenues for the three months ended September 30, 1994 increased $11.4 million (72.5%) compared to the corresponding period in 1993, due primarily to a $10.9 million increase in initial license revenues attributable to new systems licensed by both property and casualty and life insurers and by increased revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses of $.5 million (3.7%). As part of the increase in initial license revenues, the Company executed a license agreement expansion with a large Blue Cross Blue Shield organization, which resulted in the recognition of $3.5 million in revenue for the Company's health insurance systems business. However, the Company does not expect to see recurring transactions of this size in the near term as health insurers, for the most part, are still reluctant to make major systems decisions.

  Total services revenues for the three months ended September 30, 1994 increased $6.7 million (7.2%) compared to the corresponding period in 1993. The total services revenue increase was affected by activities in professional, outsourcing and information services, as described more fully below.

  Revenues from professional services increased $2.9 million (17.9%) to $19.3 million for the three months ended September 30, 1994 from $16.4 million for the corresponding period in 1993, due primarily to additional services ($4.4 million) generated by the life insurance services business. This increase was partially offset by a reduction in professional services ($1.4 million) provided by the Company's health insurance services business.

  Revenues from outsourcing services amounted to $32.3 million for the three months ended September 30, 1994, an increase of $6.2 million (23.5%) compared with the corresponding period in 1993. Revenues from outsourcing services increased $11.2 million as a result of new outsourcing services relating to life insurance services in Europe and servicing existing and new contracts with property and casualty insurance companies and residual markets. These increases were partially offset by the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty contract decreased from $2.9 million for the three months ended September 30, 1993 to $.5 million for the three months ended September 30, 1994, and to the termination of a facilities management and processing contract in September 1993, representing $2.7 million of life insurance services business in Europe for the three months ended September 30, 1993.

  Revenues from information services were $47.8 million for the three months ended September 30, 1994 as compared with $50.8 million for the corresponding period in 1993. This $3.0 million decrease is attributable to a decrease in business associated with automobile property and casualty information services and as a result of a sale of a small non-strategic division. These decreases, however, were partially offset by an increase in life and information services.

Costs and Expenses

  Employee compensation and benefits increased $1.6 million for the three months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of increased costs ($3.7 million) associated with the acquisition of CYBERTEK Corporation in August 1993, the acquisition of a data center, including its workforce, in Bergen, Norway and an increase in third party temporary services. The increase in costs associated with these acquisitions was partially offset by a reduction in compensation and other benefits ($2.1 million) resulting from a downsizing in the Company's health insurance services staff from 437 at June 30, 1993 to approximately 238 at September 30, 1994. These scheduled staff reductions are part of the Company's restructuring of its health business (see Note 5 of Notes to Consolidated Financial Statements).

  Computer and communications expenses increased $1.5 million for the three months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of increased costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway in December 1993.

  Information services and data acquisition costs decreased $1.2 million for the three months ended September 30, 1994 compared with the corresponding period in 1993, due primarily to a decrease in the volume of state fees for motor vehicle reports, which is part of the Company's property and casualty information services business.

  Other operating costs and expenses for the three months ended September 30, 1994 increased $4.1 million when compared with the corresponding period in 1993. The increase is primarily attributable to increases in operating costs associated with providing total policy management outsourcing services for new customers. This increase was partially offset by an increase in amounts capitalized principally related to the internal development of the Company's life software systems.

  In July 1994 the Company, due to a change in its estimates, reduced its restructuring reserves by $1.8 million, which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities (see Note 5 of Notes to Consolidated Financial Statements).

Operating Income

   Operating income was $14.6 million for the three months ended September 30, 1994, compared with $.8 million for the corresponding period in 1993. This increase resulted primarily from an increase in initial license revenues for new systems licensed by both property and casualty and life insurers, an increase in life insurance services in Europe, an increase in professional and outsourcing services provided under existing and new contracts with property and casualty insurance companies and residual markets, and to a reduction in restructuring reserves.

  The Company's health insurance systems business continues to show some improvement. Revenues benefited from a significant license agreement expansion resulting in the recognition of $3.5 million in revenue. Additional improvements resulted from a reduction in operating costs associated with the reduction in amortization charges for certain identifiable intangible assets and goodwill, which were written-off at June 30, 1993, a reduction in rental expense related to lease terminations and compensation and other benefits costs through the downsizing of staff.

  The property and casualty insurance software and services business experienced a higher level of revenue primarily from increased licensing activities and outsourcing revenues related to total policy management services during the three months ended September 30, 1994 compared to the corresponding period of 1993. However, operating income declined from the second quarter of 1994 as a result of a decrease in information services business and additional costs associated with servicing new outsourcing customers.

  Although the Company has not been able to reduce its operating expenses, associated with the wind-down of the MTF project, as quickly as the reduction in revenue from the MTF occurred, operating income from services provided under new outsourcing contracts with insurance companies and residual markets have started to replace operating income lost from the MTF project. Revenues for the three months ended September 30, 1994 increased $4.7 million compared with the corresponding period in 1993; however, margins will be reduced during the early phases of these contracts due to start-up costs.

  The information services businesses, which include property and casualty as well as life insurance information services, produced a net operating loss for the three months ended September 30, 1994 of $1.8 million. The property and casualty business unit produced an operating loss of $2.5 million while the life business unit produced operating income of $.7 million. These results were weaker than that reported for the third quarter of 1993 when the property and casualty business produced an operating loss of $.7 million and the life business produced operating income of $.7 million. The 1994 third quarter performance reflects a trend of weakening results that began earlier in the year and in property and casualty is reflective of increasing price competition and changing market conditions. The life business has been heavily impacted by the implementation of new systems and higher costs to acquire information. In response to the recent performance and changing market conditions, the Company has taken and is considering further near-term actions to improve the overall results from information services. These actions include management changes, realigning and consolidating field offices, reducing other expenses, refining and enhancing products and services and evaluating the recoverability and amortization periods of intangible assets acquired in information services business acquisitions. Additionally, the Company is pursuing a long-term strategy to direct more of its information services business into database products and life information services where margins are generally higher. The Company typically realizes a much lower gross margin from property and casualty information services than from software products and related services.

  In August 1993, the Company completed its acquisition of CYBERTEK Corporation. The Company continues to focus on integrating CYBERTEK's products with the Company's Series III applications and technology. The Company has also completed the combination of CYBERTEK with the Company's life insurance software and services organization to eliminate redundancies. Although ongoing expenses of the combination continued at a high level in the third quarter, total revenues and operating income for the Company's life business increased $8.4 million and $5.0 million for the three months ended September 30, 1994, respectively, compared with the corresponding period in 1993, due primarily to the CYBERTEK acquisition, the addition of a new outsourcing contract in Europe during December 1993, and to increased initial license revenues.

  Investment income decreased $1.0 million during the three months ended September 30, 1994, compared with the corresponding period in 1993, as a result of a lower level of investable funds resulting from large cash expenditures for the acquisition of CYBERTEK
Corporation

($59.7 million) in August 1993, the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.3 million), the repurchase of 938,900 shares of the Company's common stock, on the open market, ($33.0 million) under its 2.5 million share repurchase plan (see Note 6 of Notes to Consolidated Financial Statements).

  As part of the Company's repurchase of 938,900 shares of its outstanding common stock under its 2.5 million share repurchase plan, the Company liquidated a portion of its marketable securities portfolio. The Company incurred a loss on the sale of securities of approximately $1.0 million related directly to the repurchase during the third quarter of 1994 (see Note 6 of Notes to Consolidated Financial Statements).

  Interest expense and other charges decreased $.3 million for the three months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of a decrease in the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities, which are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance services business, were reduced $1.8 million during the three months ended September 30, 1994 (see Note 5 of Notes to Consolidated Financial Statements).

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.0% and 83.0% for the three months ended September 30, 1994 and 1993, respectively. The decrease in the effective tax rate is due primarily to the impact of recording a one time charge in the three months ended September 30, 1993 related to the increase in the highest federal marginal income tax rate from 34% to 35%. Without the one time charge, the effective tax rate would have been 31.8% for the three months ended September 30, 1993. The effective income tax rate for the three months ended September 30, 1994 is lower than the preceding 1994 quarters, principally as a result of a reduction in state income taxes ($.4 million), which are based on gross income and capital of the Company.

NINE MONTHS COMPARISON


  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:


                                                                  Operating
                                             Operating            Income as a
                          Revenues             Income             % of Revenue
                        Nine Months          Nine Months          Nine Months
                    Ended September 30,  Ended September 30,  Ended September 30,
                       1994     1993       1994      1993       1994      1993
                                       (Dollars in Millions)
  Line of Business
Property & Casualty  $256.0   $260.0      $30.8     $37.3       12.0      14.3
Life                   86.9     55.1        7.0      (6.4)       8.1     (11.6)
Health                 24.7     25.9        6.1      (9.5)      24.7     (36.7)

  Geographic Market
United States        $317.2   $299.0      $38.7     $14.5       12.2       4.8
International          50.4     42.0        5.2       6.9       10.3      16.4

  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities.
Revenues related to equipment sales amounted to $3.8 million for the nine months ended September 30, 1993. There were no equipment sales during the corresponding period of 1994. Costs associated with these corporate activities amounted to $7.8 million and $7.8 million, excluding special charges ($98.8 million in 1993), for the nine months ended September 30, 1994 and 1993, respectively (see
Costs and Expenses below).

Revenues

  Total licensing revenues for the nine months ended September 30, 1994 increased $8.4 million (14.3%) compared with the corresponding period in 1993, due primarily to a $4.8 million increase in initial license revenues attributable to new systems licensed by life insurers and to an expanded license agreement in the health insurance systems business. Additionally, revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses increased $3.6 million (10.1%). These increases were partially offset by a reduction in systems licensed primarily to the property and casualty business in the United States.

  Total services revenues for the nine months ended September 30, 1994 increased $14.5 million (4.2%) compared with the corresponding period in 1993. The total services revenue increase was primarily affected by activities in professional, outsourcing and information services, as described more fully below.

  Revenues from professional services increased $12.6 million
(26.7%) to $59.9 million for the nine months ended September 30, 1994 from



$47.3 million for the corresponding period in 1993, due primarily to additional services ($13.3 million) generated by the life insurance services business.

  Revenues from outsourcing services were $93.3 million for the nine months ended September 30, 1994, an increase of $1.2 million (1.3%) compared with the corresponding period in 1993. Revenues from outsourcing services increased $26.5 million as a result of $7.9 million in new outsourcing services relating to life insurance services in Europe and $17.4 million in servicing existing and new contracts with property and casualty insurance companies and residual markets. These increases were partially offset by the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty business decreased from $18.0 million for the first nine months in 1993 to $2.1 million for the first nine months in 1994, and to the termination of a facilities management and processing contract in September 1993, representing
$9.5 million of life insurance services revenue in Europe for the nine months ended September 30, 1993.

  Revenues from information services were $146.1 million for the nine months ended September 30, 1994 as compared with $143.8 million for the corresponding period in 1993. This $2.4 million increase is primarily attributable to an increase in business associated with automobile property and casualty information services and life information services. These increases, however, were partially offset by a reduction in property and casualty information services revenue associated with risk services.

Costs And Expenses

  Employee compensation and benefits increased $7.2 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of increased costs ($12.6 million) associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway. The increase in costs associated with these acquisitions was partially offset by a reduction in compensation and other benefits ($5.6 million) resulting from a downsizing in the Company's health insurance services staff from 437 at June 30, 1993 to approximately 238 at September 30, 1994. These scheduled staff reductions are part of the Company's restructuring of its health business (see Note 13 of Notes to Consolidated
Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   Computer and communications expenses increased $3.3 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of increased costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway.

  Information services and data acquisition costs increased $4.6 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993, due primarily to an increase in the volume of state fees for motor vehicle reports, which is part of the Company's property and casualty information services business.

  Other operating costs and expenses for the nine months ended
September 30, 1994 decreased $25.5 million when compared with the corresponding period in 1993. The decrease is primarily attributable to charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices. These charges, $16.4 million, were recorded during the six months ended June 30, 1993. In addition to these charges, other operating costs and expenses declined as a result of a reduction in the cost of equipment sold of $3.5 million, a decrease in costs associated with the wind-down of the New Jersey MTF project, a decrease associated with the recovery of certain receivables previously written off, and an increase in amounts capitalized principally related to the internal development of the Company's life software systems. These decreases were partially offset by an increase in operating costs associated with providing total policy management outsourcing services for new customers.

  Other operating costs and expenses include a charge of $1.9 million associated with the recent settlement of a contract dispute, which was decided through an international arbitration tribunal (see Note
6 of Notes to Consolidated Financial Statements).

  Due to changes in its estimates, as of September 30, 1994, the Company has reduced its restructuring reserves by $3.5 million, $1.7 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs, recorded in June 1994, and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities, recorded in July 1994 (see Note 5 of Notes to Consolidated Financial Statements).

Operating Income

   Operating income was $36.1 million for the nine months ended
September 30, 1994, compared with an operating loss of $81.4 million for the corresponding period in 1993. The operating loss for the nine months ended September 30, 1993 reflected the special charges of $98.8 million relating to impairment and restructuring charges
($80.7 million) and other special charges ($18.1 million).

  Operating income, excluding impairment and restructuring charges
(credits) and other special charges, as a percentage of revenues increased to 8.9% for the nine months ended September 30, 1994 from 5.0% for the comparable period in 1993. This increase resulted primarily from an increase in outsourcing services related to life insurance services in Europe, professional and outsourcing services provided under existing and new contracts with property and casualty insurance companies and residual markets, and to an increase in initial license revenues from both the Company's life and health insurance systems businesses.

  The Company's health insurance systems business continues to show some improvement over the prior year's first nine month results.
Improvements resulted from a significant license agreement expansion resulting in the recognition of $3.5 million in revenue and to a reduction in operating costs associated with amortization charges for certain identifiable intangible assets and goodwill, which were written-off at June 30, 1993, a reduction in rental expense related to lease terminations and compensation and other benefits costs through the downsizing of staff.

  The property and casualty insurance software and services business experienced a lower level of revenue and operating income primarily from decreased licensing activities and outsourcing services during the nine months ended September 30, 1994 than in the corresponding periods of 1993. Outsourcing services for property and casualty insurers have not met expectations due to several contracts not closing or ramping up as fast as anticipated and the Company has not been able to reduce its operating expenses, associated with the wind-down of the MTF project, as quickly as the reduction in revenue from the MTF occurred. However, as a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company is beginning to replace revenues lost from the MTF project during the nine months ended September 30, 1994. Margins have improved but will be reduced during the early phases of these contracts due to start-up costs.

  The information services businesses, which include property and casualty as well as life information services, produced a net operating loss for the nine months ended September 30, 1994 of $3.6 million. The property and casualty business produced an operating loss of $5.9 million while the life business unit produced operating income of $2.3 million. These results were weaker than that reported for the corresponding period in 1993 where the property and casualty business produced an operating loss of $3.6 million and the life business produced operating income of $3.9 million, resulting in net operating income of $.3 million. The
1994 nine months performance in property and casualty is reflective of increasing price competition and changing market conditions.
The life business has been heavily impacted by the implementation of new systems and higher costs to acquire information. In response to the recent performance, the Company has taken and is considering further near-term actions to improve the overall results from information services.

  One time costs of integrating CYBERTEK with the Company's life insurance systems business continued at a high level in the first nine months of 1994; however, total revenues for the Company's life business were 57.7% higher ($31.8 million) for the nine months ended September 30, 1994, compared with the corresponding period in 1993, due primarily to the CYBERTEK acquisition, the addition of a new outsourcing contract in Europe during December 1993, and to increased initial license revenues.

  Investment income decreased $3.0 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK
Corporation ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.3 million), the repurchase of 938,900 shares of the Company's outstanding common stock, on the open market, ($33.0 million) under its 2.5 million share repurchase authorization, and to a decrease in interest income related to long-term accounts receivable.

  As part of the Company's repurchase of 2,278,537 of the 3,797,561 shares of its common stock held by IBM, at a price of $24.77 per share, and the open market repurchase of 938,900 shares of common stock, the Company liquidated a portion of its marketable securities portfolio. The Company incurred a loss on the sale of securities of approximately $1.8 million related directly to these repurchases during 1994 (see Note 6 of Notes to Consolidated
Financial Statements).

  Interest expense and other charges increased $.6 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities, which are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance services business, were reduced $1.8 million during the nine months ended
September 30, 1994 (see Note 5 of Notes to Consolidated Financial
Statements).

  The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was 35.3% and (16.7%) for the nine months ended September 30, 1994 and 1993, respectively. The effective tax benefit rate would have been significantly higher
(38.3%) for the 1993 period were it not for the write off of goodwill ($39.4 million) related to the impairment of the Company's health insurance systems business (see Note 13 of Notes to Consolidated Financial Statements in the Company's Annual Report on
Form 10-K for the year ended December 31, 1993). The effective income tax rate for the nine months ended September 30, 1994 is lower than the preceeding six month period ended June 30, 1994, principally as a result of a reduction in state income taxes ($.4 million), which are based on gross income and capital of the Company.



                     LIQUIDITY AND CAPITAL RESOURCES

                                     September 30,     December 31,
                                         1994            1993
Cash and equivalents, marketable             (In Millions)
  securities, and investments           $ 70.7         $156.8
Current assets                           201.7          287.7
Current liabilities                       66.8           81.0
Working capital                          134.9          206.7

                                     September 30,  September 30,
                                         1994           1993
                                             (In Millions)
Cash provided by operations             $ 56.7         $ 60.5
Cash provided (used) by
  investing activities                    31.5          (11.4)
Cash used for financing activities       (94.2)         (50.3)

  The Company's financial condition remained strong at  September
30, 1994. Working capital was $134.9 million, including cash, cash equivalents and marketable securities of $63.1 million, and excluding $7.7 million of long-term investments. Cash, cash equivalents, marketable securities and investments were $70.7 million at September 30, 1994 as compared to $156.8 million at December 31, 1993, a net decrease of $86.1 million, resulting primarily from the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM for $56.3 million; the repurchase of 938,900 shares of the Company's common stock for $33.0 million, on the open market, in the third quarter of 1994.

  The decrease in net cash generated by operations of $3.8 million for the nine months ended September 30, 1994 compared with the corresponding period in 1993 was primarily attributable to payment of lease termination costs, an increase in accounts receivable and a decrease in accounts payable and accrued expenses. This decrease was partially offset by a decrease in income taxes paid. The increase in accounts receivable is primarily due to the Company's claim for recovery of litigation costs (see Note 3 of Notes to Consolidated Financial Statements) and to the high level of software licensing transactions which occurred during the latter part of September 1994. These licensing transactions, most of which required substantial payments at the date of execution, were collected the following month.

  The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million. Due to this impairment and write-down, the Company decided to restructure this business and take a restructuring charge of $25.2 million as of June 30, 1993. Costs to restructure the health business are composed of $5.2 million associated with employee severance and outplacement, and $20.0 million related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities (see Note 13 of Notes to Consolidated Financial Statements in the Company's
Annual Report on Form 10-K


for the year ended December 31, 1993). Cash outlays with respect to the restructuring charges were $10.4 million for the nine months ended September 30, 1994. Cash outlays are expected to be approximately $1.9 million for the remainder of 1994.

  During the nine months ended September 30, 1994, the Company reduced its liabilities for accrued restructuring charges by $8.1 million ($9.0 million in cash outlays, less $.9 million in non-cash discount amortization) for lease terminations and $.4 million
(primarily cash) for employee severance and outplacement costs.
Additionally, the Company adjusted its restructuring liability established for employee severance and outplacement and lease termination costs downward by $3.5 million. This decrease resulted from a change in the scheduled downsizing of its health staff and a corresponding reduction in amounts established for severance and outplacement costs and a lease termination at amounts less than those established for the planned abandonment of certain leased office facilities.

  Excluding short-term investments, net cash used by investing activities declined in the first nine months of 1994 compared with the corresponding period in 1993. During the first nine months of 1994, net cash used for investments included $11.7 million compared to $32.4 million for the first nine months of 1993 that was invested in data processing, communications equipment and office furniture and equipment. Approximately $27.4 million of the amount expended in 1993 was for upgrading data processing and communications equipment. Amounts capitalized for internal software development increased $8.3 million (47.2%) to $25.9 million for the first nine months of 1994 compared to $17.6 million for the corresponding period in 1993, due primarily to the development of life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality with certain existing Series III applications.

  Significant expenditures anticipated for the remainder of 1994, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($1.7 million); costs relating to the internal development of software systems ($8.6 million); and debt payments relating to past business acquisitions ($2.4 million).

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

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.







                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  October 31, 1994            By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)


