Form 10-Q
period 1992-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

PAGE <1>
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q/A

                           QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1992   Commission file number 0-10175


                   POLICY MANAGEMENT SYSTEMS CORPORATION
           (Exact name of registrant as specified in its charter)


             South Carolina                          57-0723125
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

        One PMS Center (P.O. Box Ten)
      Blythewood, S.C. (Columbia, S.C.)             29016 (29202)
     (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code (803)735-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     23,157,229 Common shares, $.01 par value, as of April 30, 1992



     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

PAGE <2>

                    POLICY MANAGEMENT SYSTEMS CORPORATION


                                   INDEX


PART I.   FINANCIAL INFORMATION                                PAGE

  Item 1.  Financial Statements

       Consolidated Balance Sheets as of
         March 31, 1992 and December 31, 1991................    3

       Consolidated Statements of Income for the
         three months ended March 31, 1992 and 1991..........    4

       Consolidated Statements of Cash Flows for the
         three months ended March 31, 1992 and 1991..........    5

       Notes to Consolidated Financial Statements............    6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
             of Operations...................................   10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................   13

Signatures...................................................   14


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF MARCH 31, 1992.





PAGE <3>

                                  PART I
                           FINANCIAL INFORMATION


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                            March 31,   December 31,
                                                              1992          1991
                                                          (As Restated) (As Restated)
                                                                (In Thousands, Except
                                                                       Share Data)
ASSETS
Current assets:
  Cash and equivalents......................................  $ 28,038      $ 39,609
  Marketable securities.....................................   172,807       157,805
  Receivables, net of provisions for uncollectible amounts
    of 1,186 ($1,198 at 1991)...............................    91,231        87,398
  Income tax receivable.....................................       696         1,117
  Deferred income taxes.....................................     6,313         6,981
  Other.....................................................     6,240         6,840
      Total current assets..................................   305,325       299,750
  Property and equipment, at cost less accumulated
  depreciation and amortization of $77,163
  ($76,352 at 1991).........................................   120,998       117,908
Receivables.................................................    10,309        11,568
Note receivable.............................................     9,500         9,500
Intangibles, less accumulated amortization of
  $23,061 ($20,979 at 1991).................................   106,062       105,874
Capitalized software costs, less accumulated
  amortization of $74,797 ($69,866 at 1991).................    81,174        77,669
Deferred income taxes.......................................       497           -
Other.......................................................    11,999        10,423
        Total assets........................................  $645,864      $632,692

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 41,415      $ 51,523
  Accrued contract termination costs........................     2,057         1,095
  Capital lease obligations.................................       126           -
  Current portion of long-term debt.........................     5,756         3,689
  Unearned revenues.........................................    11,809         9,204
  Other.....................................................     1,070         1,994
     Total current liabilities..............................    62,233        67,505
Capital lease obligations...................................        56           -
Long-term debt..............................................     6,298         5,976
Deferred income taxes.......................................    51,686        50,897
Other.......................................................     8,216         8,435
        Total liabilities...................................   128,489       132,813


STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares
  authorized................................................       -             -
Common stock, $.01 par value, 75,000,000 shares
  authorized, 23,154,231 shares issued and outstanding
  (23,054,713 at 1991)......................................       232           231
Additional paid-in capital..................................   292,969       289,314
Retained earnings...........................................   225,084       211,244
Unrealized loss on marketable equity securities.............      (910)         (910)
     Total stockholders' equity.............................   517,375       499,879
        Total liabilities and stockholders'equity ..........  $645,864      $632,692


See accompanying notes.


PAGE <4>

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                                  1992         1991
                                               (Restated)   (Restated)
                                                (In Thousands, Except
                                                    Per Share Data)

REVENUES
  Licensing.................................... $ 17,793     $ 21,209
  Services.....................................   99,655       77,357
                                                 117,448       98,566
COSTS AND EXPENSES
  Employee compensation and benefits...........   41,692       38,510
  Computer and communications expenses.........   10,295        7,744
  Information services and data
    acquisition costs..........................   21,971       18,046
  Other operating costs and expenses...........   25,777       17,983
                                                  99,735       82,283


OPERATING INCOME...............................   17,713       16,283

INVESTMENT INCOME, NET OF INTEREST EXPENSE.....    2,793        1,232

INCOME BEFORE INCOME TAXES.....................   20,506       17,515

INCOME TAXES...................................    6,666        6,067

NET INCOME..................................... $ 13,840      $11,448

NET INCOME PER SHARE........................... $    .60      $   .59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....   23,115       19,523

FULLY DILUTED NET INCOME PER SHARE.............      -        $   .54


See accompanying notes.


PAGE <5>

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    Three Months
                                                   Ended March 31,
                                                   1992       1991
                                                (Restated) (Restated)
Operating Activities                                (In Thousands)
  Net income....................................  $13,840    $11,448
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization..............   13,063      9,917
     Deferred income taxes......................      960      2,837
  Changes in assets and liabilities:
     Receivables................................   (2,228)    (5,235)
     Income tax receivable......................      421     (1,370)
     Accounts payable and accrued expenses......    5,400        684
     Income taxes payable.......................      666        -
  Other, net....................................    1,484     (4,712)
       Cash provided by operations..............   33,606     13,569

Investing Activities
  Increase in marketable securities.............  (15,002)    (3,592)
  Acquisition of property and equipment.........  (23,462)    (1,752)
  Capitalized internal software
    development costs...........................   (6,338)    (7,604)
  Purchased software............................     (838)       -
  Proceeds from disposal of property
    and equipment...............................       44         26
  Business acquisitions.........................   (2,194)    (3,960)
       Cash used for investing activities.......  (47,790)   (16,882)

Financing Activities
  Payments on capital lease obligations.........     (349)      (613)
  Payments on long-term debt....................      (28)    (2,538)
  Issuance of common stock under stock
    option plans................................    2,990      4,794
       Cash provided by financing activities....    2,613      1,643

Net decrease in cash and equivalents............  (11,571)    (1,670)
Cash and equivalents at beginning of period.....   39,609     27,911
Cash and equivalents at end of period........... $ 28,038   $ 26,241

Noncash Activities
  Long-term debt arising from and assumed
    in connection with business acquisition..... $  2,187   $  3,186

Supplemental Information
  Interest paid.................................      207      2,995
  Income taxes paid.............................    4,534      4,448

See accompanying notes.

PAGE <6>

                  POLICY MANAGEMENT SYSTEMS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1992
                               (Unaudited)

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

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three months ended March 31, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2.


NOTE 2.  RESTATEMENT OF RESULTS OF OPERATIONS

     In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's balance sheet as of December 31, 1992 and its consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report (see Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

     In February 1994, the Company engaged independent accountants to audit the Company's consolidated financial statements as of and for the twelve months ended December 31, 1993 and 1992.

     As a result of the audit of the Company's consolidated financial statements as of and for the twelve months ended December 31, 1992, the Company determined the specific prior period or periods affected by the adjustments. The components (net of related tax effects) of the adjustment to previously reported net income for the three months ended March 31, 1992, are as follows:

PAGE <7>
                                              Increase (Decrease)
                                                 to Net Income
                                                 (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition.................... $ 233
Reduction of expenses due to capitalization
  of certain software costs........................   471
Recognition of expenses due to changes in
  timing of expense accrual........................  (867)
Reserve for losses on certain services contracts...  (210)
Reduction of current income tax liability due
  to previously unrecorded tax credits.............   498
Net income adjustment for the three months
  ended March 31, 1992............................. $ 125

     After giving effect to these adjustments, the principle elements of the Company's consolidated statement of income for the three months ended March 31, 1992 were restated as follows:

                                    Three Months Ended
                                       March 31, 1992
                                 (As Previously
                                    Reported)   (Restated)
                                        (In Thousands)
Revenues.........................  $116,078      $117,448
Operating income.................    18,324        17,713
Other income and expenses, net...     2,784         2,793
Income before income taxes.......    21,108        20,506
Net income.......................    13,715        13,840
Net income per share.............       .59           .60

     The components (net of related tax effects) of the adjustment to previously reported net income for the three months ended March 31, 1991, are as follows:
                                              Increase (Decrease)
                                                 to Net Income
                                                 (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition.................... $ 1,114
Reduction of expenses due to capitalization
  of certain software costs........................   1,727
Recognition of expenses due to changes in
  timing of expense accrual........................    (665)
Reserve for losses on certain services contracts...  (1,188)
Net income adjustment for the three months
  ended March 31, 1991............................. $   988

PAGE <8>

     After giving effect to these adjustments, the principle elements of the Company's consolidated statement of income for the months ended March 31, 1991 were restated as follows:

                                    Three Months Ended
                                       March 31, 1991
                                 (As Previously
                                    Reported)   (Restated)
                                        (In Thousands)
Revenues.........................  $ 96,375      $ 98,566
Operating income.................    14,683        16,283
Other income and expenses, net...     1,235         1,232
Income before income taxes.......    15,918        17,515
Net income.......................    10,460        11,448
Net income per share.............       .54           .59
Fully diluted net income
  per share......................       .49           .54

     Deferral of revenues due to changes in timing of revenue recognition includes situations where (i) there were errors in accounting for contracts under the percentage of completion method;
(ii) there were delays in receiving signed contracts; (iii) customers prepaid or were billed for services performed in subsequent periods or where refunds or provisions for credit were contractually required and (iv) the Company had future delivery obligations under certain contracts.


NOTE 3.  NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are common stock equivalents, but are excluded from the computation of net income per share since their dilutive effect is not material. The computation of fully diluted net income per share, which is based upon the weighted average number of common shares plus common stock equivalents outstanding and the assumed conversion of all outstanding convertible debt until actually converted in May 1991, is as follows:

PAGE <9>
                                                  (Restated)
                                                 Three Months
                                                Ended March 31,
                                                    1991
                                            (In Thousands, Except
Net Income:                                    Per Share Data)
  Net income as reported....................      $11,448

  Interest and amortization on convertible
    debt (net of income taxes)..............          862
      Adjusted net income...................      $12,310

Shares:
  Weighted average number of common shares
    outstanding.............................       19,523

  Common stock equivalents (stock options)..          600

  Convertible debt..........................        2,759

    Fully diluted shares....................       22,882

Fully diluted net income per share..........      $   .54

     Had conversion of the convertible debt occurred on January 1, 1991, net income per share would have approximated fully diluted net income per share for the three months ended March 31, 1991.


NOTE 4.  MARKETABLE SECURITIES

     Marketable equity securities held for long-term investment are included in other noncurrent assets at market value of $1,100,000 at both March 31, 1992 and December 31, 1991. A valuation reserve has been established for the amount by which the cost of these securities, $2,010,000 at both March 31, 1992 and December 31, 1991, exceeds market value and is included in stockholders' equity.


NOTE 5.  OTHER MATTERS

     The Internal Revenue Service recently completed its normal examination of the Company's consolidated federal income tax returns for the years 1985 through 1988 and has proposed certain adjustments for those years. The Company believes that its judgment in the areas for which adjustments have been proposed has been appropriate and intends to contest the proposed adjustments. Additionally, the Company believes that adequate amounts of federal income tax have been provided in its consolidated financial statements for these years.

PAGE <10>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three months ended March 31, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

Financial Condition
     Cash and equivalents and current marketable securities increased $ 3.4 million between December 31, 1991 and March 31, 1992. Significant nonrecurring expenditures during the three months ended March 31, 1992 include the following: business acquisitions, including debt and contingent payments relating to business acquisitions, ($ 2.2 million); acquisition of data processing and communications equipment and office furniture, fixtures and equipment used in the Company's operations ($19.4 million); and payments for construction of additional office facilities at the Company's corporate headquarters in Columbia, South Carolina, to accommodate the Company's continued rapid growth ($2.5 million).

     Significant nonrecurring expenditures anticipated for the remainder of 1992 are as follows: debt payments relating to past business acquisitions ($ 3.6 million); acquisition of data processing and communications equipment and office furniture, fixtures and equipment ($4.9 million); completion of construction of additional office facilities at the Company's corporate headquarters ($6.2 million). The Company believes that current cash and investment reserves and cash to be provided by operations will be sufficient to satisfy its existing and presently anticipated operating and capital resource needs.

     Receivables increased primarily as a result of new system licenses and an increase in services performed for customers.

Results of Operations
     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase for those items between the periods presented:

PAGE <11>

                            Percentage             Percent
                            of Revenues            Increase
                           Three Months          Three Months
                          Ended March 31,       Ended March 31,
                           1992     1991        1992  VS  1991

Revenues...............   100.0    100.0             19.2
Operating income.......    15.1     16.5              8.8
Income before income
  taxes................    17.5     17.8             17.1
Income taxes...........     5.7      6.2              9.9
Net income.............    11.8     11.6             21.0

Revenues
     Total licensing revenues were $17.8 and $21.2 million for the three months ended March 31, 1992 and 1991, respectively, representing 15.1% and 21.5% of total revenues. Total licensing revenues for 1992 decreased $3.4 million (16.1%) compared to 1991, due primarily to a reduction in initial license revenues of $3.4 million. Revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses remained unchanged for the three months comparison.

     Total services revenues were $99.7 and $77.4 million for the three months ended March 31, 1992 and 1991, respectively, representing 84.9% and 78.5% of total revenues. Changes in the total services revenue were affected by activities in professional, outsourcing and information services, as described below.

     Total revenues from professional and outsourcing services for the three months ended March 31, 1992 were $62.1 million as compared with $48.4 million for 1991. This $13.7 million increase is primarily attributable to policy management and processing services to the New Jersey Market Transition Facility (MTF) project, facilities management and outsourcing contracts in Europe and Australia and several new outsourcing contracts in the United States.

     Revenues from information services were $37.3 and $27.0 million for the three months ended March 31, 1992 and 1991, respectively. The increase ($10.3 million) is primarily attributable to an increase in new business associated with automobile property and casualty information services and life information services.

Costs and Expenses
     Employee compensation and benefits expense increased $3.2 million for the three months ended March 31, 1992 compared to 1991, primarily as a result of increased costs associated with European

PAGE <12>

and Australian facilities management and outsourcing contracts.

     Computer and communications expenses increased $2.6 million for the three months ended March 31, 1992 compared to 1991. This increase was primarily related to increased costs associated with policy management and processing services, principally the MTF project and to European and Australian facilities management and outsourcing contracts.

     Information services and data acquisition costs increased $3.9 million to $22.0 million for the three months ended March 31, 1992 compared to $18.0 million for the corresponding period in 1991. This increase is due primarily to an increase in the volume of state fees for motor vehicle reports, related to new business, which is part of the Company's property and casualty information services business.

     Other operating costs and expenses for the three months ended March 31, 1992 increased $7.8 million compared to the corresponding period in 1991. These increases result primarily from increased costs associated with providing total policy management outsourcing services, principally the New Jersey MTF and costs associated with European and Australian facilities management and outsourcing contracts.

     The increase in investment income, net of interest expense, for the three months ended March 31, 1992 over the corresponding 1991 period was primarily attributable to $1.4 million of interest expense in the 1991 first quarter relating to $ 100 million of convertible debt of the Company which was converted in May 1991.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.5% and 34.6% for the three months ended March 31, 1992 and 1991, respectively. The decrease in the effective rate between the periods was due primarily to an increase in nontaxable investment income.

PAGE <13>

                             PART II
                        OTHER INFORMATION

              POLICY MANAGEMENT SYSTEMS CORPORATION


Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

     There are no exhibits required to be filed with this Quarterly Report on Form 10-Q.


Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1992.


PAGE <14>


              POLICY MANAGEMENT SYSTEMS CORPORATION


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    POLICY MANAGEMENT SYSTEMS CORPORATION
                                (Registrant)


Date:   November 17, 1994       By:   Timothy V. Williams
                                      Executive Vice President
                                      (Chief Financial Officer)