Form 10-Q/A
period 1992-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

PAGE <1>

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

                            QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1992         Commission file number 0-10175


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

     23,177,122 Common shares, $.01 par value, as of July 31, 1992


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

PAGE <2>

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                   INDEX


PART I.   FINANCIAL INFORMATION                                PAGE

  Item 1.  Financial Statements

       Consolidated Balance Sheets as of
         June 30, 1992 and December 31, 1991.................    3

       Consolidated Statements of Income for the six and
         three months ended June 30, 1992 and 1991...........    4

       Consolidated Statements of Cash Flows for the
         six months ended June 30, 1992 and 1991.............    5

       Notes to Consolidated Financial Statements............    6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
             of Operations...................................   10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................   13

Signatures...................................................   14


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF JUNE 30, 1992.

                                  PART I
                           FINANCIAL INFORMATION


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                               June 30,    December 31,
                                                                 1992          1991
                                                             (As Restated) (As Restated)
                                                       (In Thousands, Except Share Data)
ASSETS
Current assets:
  Cash and equivalents........................................$ 23,656      $ 39,609
  Marketable securities....................................... 185,138       157,805
  Receivables, net of provisions for uncollectible amounts
    of $1,283 ($1,198 at 1991)................................  91,934        87,398
  Income tax receivable.......................................   3,584         1,117
  Deferred income taxes.......................................   6,149         6,981
  Other.......................................................   7,705         6,840
     Total current assets..................................... 318,166       299,750

Property and equipment, at cost less accumulated depreciation
  and amortization of $77,678 ($76,352 at 1991)............... 125,718       117,908
Receivables...................................................   8,020        11,568
Note receivable...............................................   9,500         9,500
Intangibles, less accumulated amortization of
  $25,187 ($20,979 at 1991)................................... 103,945       105,874
Capitalized software costs, less accumulated
  amortization of $80,170 ($69,866 at 1991)...................  82,056        77,669
Deferred income taxes.........................................   1,013           -
Other.........................................................  11,241        10,423
        Total assets..........................................$659,659      $632,692

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses.......................$ 39,222      $ 51,523
  Accrued contract termination costs..........................   2,498         1,095
  Current portion of capital lease obligations................      99           -
  Current portion of long-term debt...........................   5,675         3,689
  Unearned revenues...........................................  10,815         9,204
  Other.......................................................   1,216         1,994
     Total current liabilities................................  59,525        67,505
Capital lease obligations.....................................      34           -
Long-term debt................................................   6,157         5,976
Deferred income taxes.........................................  52,174        50,897
Other.........................................................   8,340         8,435
        Total liabilities..................................... 126,230       132,813


STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares authorized....     -             -
Common stock, $.01 par value, 75,000,000 shares authorized,
23,166,045 shares issued and outstanding (23,054,713 at 1991).     232           231
Additional paid-in capital.................................... 293,488       289,314
Retained earnings............................................. 240,569       211,244
Unrealized loss on marketable equity securities...............    (860)         (910)
     Total stockholders' equity............................... 533,429       499,879
        Total liabilities and stockholders' equity............$659,659      $632,692


See accompanying notes.


PAGE <4>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                              Six Months            Three Months
                                             Ended June 30,         Ended June 30,
                                             1992       1991       1992       1991
                                          (Restated) (Restated) (Restated) (Restated)
                                             (In Thousands, Except Per Share Data)
REVENUES
  Licensing.............................   $ 35,692   $ 35,450   $ 17,899   $ 14,241
  Services..............................    202,995    160,812    103,340     83,455
                                            238,687    196,262    121,239     97,696
COSTS AND EXPENSES
  Employee compensation and benefits....     83,603     78,144     41,911     39,634
  Computer and communications expenses..     19,745     14,924      9,450      7,180
  Information services and data
    acquisition costs...................     45,458     38,166     23,487     20,120
  Other operating costs and expenses....     51,946     35,419     26,169     17,436
                                            200,752    166,653    101,017     84,370

OPERATING INCOME........................     37,935     29,609     20,222     13,326

INVESTMENT INCOME, NET OF
  INTEREST EXPENSE......................      5,633      3,203      2,840      1,971

INCOME BEFORE INCOME TAXES..............     43,568     32,812     23,062     15,297

INCOME TAXES............................     14,243     11,281      7,577      5,214

NET INCOME..............................   $ 29,325   $ 21,531   $ 15,485   $ 10,083

NET INCOME PER SHARE....................   $   1.27   $   1.06   $    .67   $    .48

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...........................     23,138     20,252     23,162     20,981

FULLY DILUTED NET INCOME PER SHARE......        -     $   1.00        -     $    .46


See accompanying notes.


PAGE <5>

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Six Months
                                                     Ended June 30,
                                                     1992      1991
                                                  (Restated) (Restated)
                                                     (In Thousands)
Operating Activities
  Net income.......................................$ 29,325  $ 21,531
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization.................  26,624    20,851
     Deferred income taxes.........................   1,096     5,388
  Changes in assets and liabilities:
     Receivables...................................    (642)   (6,270)
     Income tax receivable.........................  (2,467)   (2,593)
     Accounts payable and accrued expenses.........   3,207    (1,927)
     Income taxes payable..........................     814        -
  Other, net.......................................     169    (9,530)
       Cash provided by operations.................  58,126    27,450

Investing Activities
  Increase in marketable securities................ (27,333)  (24,822)
  Acquisition of property and equipment ........... (34,183)   (5,789)
  Capitalized internal software development costs.. (12,221)  (14,932)
  Purchased software...............................  (1,211)     (368)
  Proceeds from disposal of property and equipment.     164     1,623
  Business acquisitions............................  (2,194)   (3,960)
       Cash used for investing activities.......... (76,978)  (48,248)

Financing Activities
  Payments on capital lease obligations............    (398)   (1,027)
  Payments on long-term debt.......................     (64)   (3,073)
  Issuance of common stock under stock
    option plans...................................   3,361    11,603
       Cash provided by financing activities.......   2,899     7,503

Net decrease in cash and equivalents............... (15,953)  (13,295)
Cash and equivalents at beginning of period........  39,609    27,911
Cash and equivalents at end of period..............$ 23,656  $ 14,616

Noncash Activities
  Long-term debt arising from and assumed in
    connection with business acquisitions..........$  2,187  $  3,186

Supplemental Information
  Interest paid....................................     326     4,900
  Income taxes paid................................  14,869     8,787

See accompanying notes.


PAGE <6>

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1992
                                (Unaudited)

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

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

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

     As a result of the audit of the Company's consolidated financial statements as of and for the twelve months ended December
31, 1992, the Company determined the specific prior period or periods affected by the above adjustments. The components (net of related tax effects) of the adjustment to previously reported net income for the three and six months ended June 30, 1992, are as follows:

PAGE <7>
                                               Increase (Decrease) to Net Income
                                                Three Months     Six Months
                                               Ended June 30,   Ended June 30,
                                                    1992             1992
                                                         (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition................. $(1,018)          $  (785)
Reduction of expenses due to capitalization
  of certain software costs.....................      74               545
Recognition of expenses due to changes in
  timing of expense accrual.....................   1,698               831
Reserve for losses on certain services
  contracts.....................................    (180)             (390)
Reduction of current income tax liability due
  to previously unrecorded tax credits..........     516             1,014
Net income adjustment........................... $ 1,090          $  1,215

     After giving effect to these adjustments, the principle elements of the Company's consolidated statement of income for the three and six months ended June 30, 1992 were restated as follows:

                              Three Months Ended         Six Months Ended
                                June 30, 1992              June 30, 1992
                           (As Previously           (As Previously
                              Reported)   (Restated)   Reported)    (Restated)
                                             (In Thousands)
Revenues.....................$123,119      $121,239   $239,197       $238,687
Operating income.............  19,326        20,222     37,650         37,935
Other income and
  expenses, net..............   2,809         2,840      5,593          5,633
Income before income taxes...  22,135        23,062     43,243         43,568
Net income...................  14,395        15,485     28,110         29,325
Net income per share.........     .62           .67       1.21           1.27

     The components (net of related tax effects) of the adjustment to previously reported net income for the three and six months ended June 30, 1991, are as follows:

                                             Increase (Decrease) to Net Income
                                                Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                    1991             1991
                                                         (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition.................... $(2,172)        $(1,058)
Reduction of expenses due to capitalization
  of certain software costs........................   1,278           3,005
Recognition of expenses due to changes in
  timing of expense accrual........................    (168)           (833)
Reserve for losses on certain services contracts...    (289)         (1,477)
Net income adjustment.............................. $(1,351)       $   (363)

PAGE <8>

     After giving effect to these adjustments, the principle
elements of the Company's consolidated financial statement of income for the three and six months ended June 30, 1991 were restated as follows:
                              Three Months Ended         Six Months Ended
                                June 30, 1991              June 30, 1991
                           (As Previously           (As Previously
                              Reported)   (Restated)   Reported)    (Restated)
                                              (In Thousands)
Revenues.....................$101,619      $ 97,696   $197,994       $196,262
Operating income.............  15,588        13,326     30,271         29,609
Other income and
  expenses, net..............   1,891         1,971      3,126          3,203
Income before income taxes...  17,479        15,297     33,397         32,812
Net income...................  11,434        10,083     21,894         21,531
Net income per share.........     .54           .48       1.08           1.06
Fully diluted net income
  per share..................     .52           .46       1.01           1.00

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


PAGE <9>

                                  (Restated)       (Restated)
                                  Six Months      Three Months
                                Ended June 30,   Ended June 30,
                                     1991             1991
                                     (In Thousands, Except
Net Income:                              Per Share Data)
  Net income as reported..........   $21,531        $10,083
  Interest and amortization on
    convertible debt (net of
     income taxes)................     1,334            473
      Adjusted net income.........   $22,865        $10,556

Shares:
  Weighted average number of
    common shares outstanding.....    20,252         20,981
  Common stock equivalents
    (stock options)...............       485            370
  Convertible debt................     2,169          1,580
    Fully diluted shares..........    22,906         22,931

Fully diluted net income
  per share.......................   $  1.00        $   .46

     Had conversion of the convertible debt occurred on January 1, 1991, net income per share would have approximated fully diluted net income per share for the six and three months ended June 30, 1991.

NOTE 4.  MARKETABLE SECURITIES

     Marketable equity securities held for long-term investment are included in other noncurrent assets at market value of $1,150,000 at June 30, 1992 ($1,100,000 at December 31, 1991). A valuation reserve has been established for the amount by which the cost of these securities, $2,010,000 at both June 30, 1992 and December 31,
1991, exceeds market value and is included in stockholders' equity.

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

PAGE <10>


                   POLICY MANAGEMENT SYSTEMS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2 of Notes to Consolidated
Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

Financial Condition
     Cash and equivalents and current marketable securities increased $11.4 million between December 31, 1991 and June 30,
1992. Significant nonrecurring expenditures during the six months ended June 30, 1992 include the following: business acquisitions, including debt and contingent payments relating to business acquisitions, ($2.3 million); acquisition of data processing and communications equipment, computer software and office furniture, fixtures and equipment used in the Company's operations ($24.5 million); and payments for construction of additional office facilities at the Company's corporate headquarters in Columbia, South Carolina, ($5.6 million).

     Significant nonrecurring expenditures anticipated for the remainder of 1992 are as follows: debt payments relating to past business acquisitions ($3.6 million); acquisition of data processing and communications equipment, computer software and office furniture, fixtures and equipment ($5.0 million); and completion of construction of additional office facilities at the Company's corporate headquarters ($3.1 million). The Company believes that current cash and investment reserves and cash to be provided by operations will be sufficient to satisfy its existing and presently anticipated operating and capital resource needs.

     Other noncurrent assets increased primarily as a result of the acquisition of computer software for internal use.

Results of Operations
     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase for those items between the periods presented:

PAGE <11>

                                 Percentage of Revenues
                            Six Months           Three Months
                          Ended June 30,        Ended June 30,
                          1992      1991        1992      1991
Operating income.......   15.9      15.1        16.7      13.6
Income before income
  taxes................   18.3      16.7        19.0      15.7
Income taxes...........    6.0       5.7         6.2       5.3
Net income.............   12.3      11.0        12.8      10.3

                                    Percent Increase
                           Six Months           Three Months
                          Ended June 30,        Ended June 30,
                          1992  vs. 1991        1992  vs. 1991
Revenues................       22.0                  24.1
Operating income........       28.1                  52.0
Income before income
  taxes.................       33.0                  51.0
Income taxes............       26.3                  45.3
Net income..............       36.2                  54.0

Revenues
     Total licensing revenues were $17.9 and $35.7 million for the three and six months ended June 30, 1992, respectively, representing 14.8% and 15.0% of total revenues. Total licensing revenues for the three months ended June 30, 1992 increased $3.7 million (25.7%) compared to the corresponding period in 1991, due primarily to an increase in initial license revenues of $2.9 million. Revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses increased $.8 million for the three months comparison.

     Total services revenues were $103.3 and $203.0 million for the three and six months ended June 30, 1992, respectively, representing 85.2% and 85.0% of total revenues. Compared to $83.5 and $160.8 million for the three and six months ended June 30, 1991, respectively, representing 85.4% and 81.9% of total revenues.
Changes in the total services revenue were affected by activities in professional outsourcing and information services, as described below.

     Total revenues from professional and outsourcing services were $63.2 and $125.3 million for the three and six months ended June
30, 1992 as compared with $53.2 and $101.7 million, respectively, for the corresponding periods in 1991. These increases are primarily attributable to policy management and processing services to the New Jersey Market Transition Facility (MTF) project, facilities management and outsourcing contracts in Europe and Australia and several new outsourcing contracts in the United
States.

PAGE <12>

     Revenues from information services were $40.1 and $77.4 million for the three and six months ended June 30, 1992 as compared with $27.8 and $54.7 million for the corresponding periods in 1991. These increases are primarily attributable to an increase in new business associated with automobile property and casualty information services and life information services.

Costs and Expenses
     Employee compensation and benefits expense increased $2.3 million and $5.5 million for the three and six months ended June
30, 1992 compared to the corresponding periods in 1991, primarily as a result of increased costs associated with European and Australian facilities management and outsourcing contracts.

     Computer and communications expenses increased $2.3 million and $4.8 million for the three and six months ended June 30, 1992 compared to the corresponding periods in 1991. These increases were primarily related to increased costs associated with policy management and processing services, principally the MTF project and to European and Australian facilities management and outsourcing contracts.

     Information services and data acquisition costs increased $3.4 and $7.3 million for the three and six months ended June 30, 1992 compared to the corresponding periods in 1991. These increases are due primarily to an increase in the volume of state fees for motor vehicle reports, related to new business, which is part of the Company's property and casualty information services business.

     Other operating costs and expenses for the three and six months ended June 30, 1992 increased $8.7 and $16.5 million compared to the corresponding periods in 1991. These increases result primarily from increased costs associated with providing total policy management outsourcing services, principally the New
Jersey MTF, and costs associated with European and Australian facilities management and outsourcing contracts.

     The increase in investment income, net of interest expense, for the six and three months ended June 30, 1992 over the corresponding periods in 1991 was primarily attributable to interest expense of $2.1 million and $ .7 million for the six and three months ended June 30, 1991, repectively, relating to $100 million of convertible debt of the Company which was converted in May 1991.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.7% and 34.4% for the six months ended June 30, 1992 and 1991, respectively. The decrease in the effective rate between the periods was due primarily to an increase in nontaxable investment income.

PAGE <13>

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

     There are no exhibits required to be filed with this Quarterly
Report on Form 10-Q.


Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1992.

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
























