Form 10-Q/A
period 1992-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

PAGE <1>


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

                            QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1992   Commission file number 0-10175

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


     23,355,187 Common shares, $.01 par value, as of October 31, 1992


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

PAGE <2>

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                   INDEX


PART I.   FINANCIAL INFORMATION                                PAGE

  Item 1.  Financial Statements

       Consolidated Balance Sheets as of
         September 30, 1992 and December 31, 1991............    3

       Consolidated Statements of Income for the nine and
         three months ended September 30, 1992 and 1991......    4

       Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1992 and 1991.......    5

       Notes to Consolidated Financial Statements............    6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
             of Operations...................................   10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................   13

Signatures...................................................   14


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF SEPTEMBER 30, 1992.





PAGE <3>
                                     PART I
                              FINANCIAL INFORMATION



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              September 30,  December 31,
                                                                  1992          1991
                                                              (As Restated) (As Restated)
                                                               (In Thousands, Except
                                                                    Share Data)
ASSETS
Current assets:
  Cash and equivalents.........................................  $ 36,909     $ 39,609
  Marketable securities........................................   193,324      157,805
  Receivables, net of provisions for uncollectible amounts of
    $1,320 ($1,198 at 1991)....................................    83,785       87,398
  Income tax receivable........................................     6,565        1,117
  Deferred income taxes........................................     6,503        6,981
  Other........................................................     7,658        6,840
     Total current assets......................................   334,744      299,750
Property and equipment, at cost less accumulated depreciation
  and amortization of $83,336 ($276,352 at 1991)...............   125,589      117,908
Receivables....................................................    19,287       11,568
Note receivable................................................     9,500        9,500
Intangibles, less accumulated amortization of
  $27,299 ($20,979 at 1991)....................................   101,638      105,874
Capitalized software costs, less accumulated
  amortization of $85,211 ($69,866 at 1991)....................    84,226       77,669
Deferred income taxes..........................................     1,555          -
Other..........................................................     8,298       10,423
        Total assets...........................................  $684,837     $632,692

LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses........................  $ 41,518     $ 51,523
  Accrued contract termination costs...........................     1,811        1,095
  Current portion of capital lease obligations.................        70          -
  Current portion of long-term debt............................     5,599        3,689
  Unearned revenues............................................     8,787        9,204
  Other........................................................       976        1,994
     Total current liabilities.................................    58,761       67,505
Capital lease obligations......................................        28          -
Long-term debt.................................................     5,793        5,976
Deferred income taxes..........................................    56,489       50,897
Other..........................................................     7,828        8,435
        Total liabilities......................................   128,899      132,813


STOCKHOLDERS' EQUITY

Special stock, $.01 par value, 5,000,000 shares authorized.....       -            -
Common stock, $.01 par value, 75,000,000 shares authorized,
23,338,504 shares issued and outstanding (23,054,713 at 1991)..       233          231
Additional paid-in capital.....................................   300,503      289,314
Retained earnings..............................................   256,712      211,244
Unrealized loss on marketable equity securities................    (1,510)        (910)
     Total stockholders' equity................................   555,938      499,879
        Total liabilities and stockholders' equity.............  $684,837     $632,692


See accompanying notes.


PAGE <4>


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                 Nine Months          Three Months
                                             Ended September 30,   Ended September 30,
                                               1992       1991       1992       1991
                                            (Restated) (Restated) (Restated) (Restated)
                                              (In Thousands, Except Per Share Data)
REVENUES
  Licensing................................. $ 52,009  $ 53,117   $ 16,317  $ 17,667
  Services..................................  310,764   245,572    107,769    84,760
                                              362,773  $298,689   $124,086  $102,427

COSTS AND EXPENSES
  Employee compensation and benefits........  126,486   117,162     42,883    39,018
  Computer and communications expenses......   29,662    21,788      9,917     6,864
  Information services and data
   acquisition costs........................   70,204    58,714     24,746    20,548
  Other operating costs and expenses........   77,637    55,380     25,691    19,961
                                              303,989   253,044    103,237    86,391

OPERATING INCOME............................   58,784    45,645     20,849    16,036

INVESTMENT INCOME, NET OF INTEREST EXPENSE..    8,845     6,082      3,212     2,879

INCOME BEFORE INCOME TAXES..................   67,629    51,727     24,061    18,915

INCOME TAXES................................   22,161    17,852      7,918     6,571

NET INCOME.................................. $ 45,468  $ 33,875   $ 16,143  $ 12,344

NET INCOME PER SHARE........................ $   1.96  $   1.61   $    .69  $    .54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..   23,174    21,103     23,245    22,804

FULLY DILUTED NET INCOME PER SHARE..........     -     $   1.54        -         -


See accompanying notes.



PAGE <5>

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Nine Months
                                               Ended September 30,
                                                 1992       1991
                                              (Restated) (Restated)
Operating Activities                              (In Thousands)
  Net income.................................. $ 45,468  $ 33,875
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization............   40,110    32,068
     Deferred income taxes....................    4,515     9,556
  Changes in assets and liabilities:
     Receivables..............................   (3,760)   (7,989)
     Income tax receivable....................   (5,448)   (1,215)
     Accounts payable and accrued expenses....    5,503     3,212
     Income taxes payable.....................    2,143       -
  Other, net..................................   (1,440)   (8,455)
       Cash provided by operations............   87,091    61,052

Investing Activities
  Increase in marketable securities...........  (35,519)  (38,490)
  Acquisition of property and equipment ......  (40,199)  (11,345)
  Capitalized internal software
    development costs.........................  (18,400)  (21,769)
  Purchased software..........................   (2,242)     (383)
  Proceeds from disposal of property and
    equipment................................       212     1,650
  Business acquisitions.......................   (2,194)   (9,215)
       Cash used for investing activities.....  (98,342)  (79,552)

Financing Activities
  Payments on capital lease obligations.......    (433)    (1,451)
  Payments on long-term debt..................     (64)    (3,162)
  Issuance of common stock under stock
    option plans..............................    9,048    14,835
       Cash provided by financing activities..    8,551    10,222

Net decrease in cash and equivalents..........   (2,700)   (8,278)
Cash and equivalents at beginning of period...   39,609    27,911
Cash and equivalents at end of period......... $ 36,909  $ 19,633

Noncash Activities
  Long-term debt arising from and assumed in
    connection with business acquisitions..... $  2,187  $  9,918
  Reduction in long-term debt resulting from
    conversion of convertible debentures
    into common stock.........................      -     (99,983)

Supplemental Information
  Interest paid...............................     313      5,214
  Income taxes paid...........................  21,091      9,530

See accompanying notes.

PAGE <6>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1992
                                (Unaudited)

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

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2 of Notes to Consolidated
Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.


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

     As a result of the audit of the Company's consolidated financial statements as of and for the twelve months ended December
31, 1992, the Company determined the specific prior period or periods affected by the adjustments. The components (net of related tax effects) of the adjustment to previously reported net income for the three and nine months ended September 30, 1992, are as follows:

PAGE <7>
                                              Increase (Decrease)to Net Income
                                                 Three Months    Nine Months
                                                   Ended September 30, 1992
Elimination of revenue related to a                     (In Thousands)
  contingent contract that was cancelled........... $  (606)       $   (606)
Deferral of revenues due to changes in
  timing of revenue recognition....................     940             155
Reduction of expenses due to capitalization
  of certain software costs........................     759           1,304
Recognition of expenses due to changes in
  timing of expense accrual........................    (445)            386
Reserve for losses on certain services contracts...    (215)           (605)
Reduction of current income tax liability due
  to previously unrecorded tax credits.............     542           1,556
Net income adjustment.............................. $   975        $  2,190

     After giving effect to these adjustments, the principle
elements of the Company's consolidated statements of income for the three and nine months ended September 30, 1992 were restated as follows:
                              Three Months Ended         Nine Months Ended
                              September 30, 1992         September 30, 1992
                           (As Previously           (As Previously
                              Reported)   (Restated)   Reported)    (Restated)
                                              (In Thousands)
Revenues.....................$126,371      $124,086   $365,568       $362,773
Operating income.............  20,147        20,849     57,797         58,784
Other income and
  expenses, net..............   3,215         3,212      8,808          8,845
Income before income taxes...  23,362        24,061     66,605         67,629
Net income...................  15,168        16,143     43,278         45,468
Net income per share.........     .65           .69       1.87           1.96

     The components (net of related tax effects) of the adjustment to previously reported net income for the three and nine months ended September 30, 1991, are as follows:

                                         Increase (Decrease) to Net Income
                                         Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                              1991                1991
                                                   (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition........... $(1,657)             $(2,715)
Reduction of expenses due to
  capitalization of certain
  software costs..........................   1,010                4,015
Recognition of expenses due to changes
  in timing of expense accrual............     845                   12
Reserve for losses on certain services
  contracts...............................    (304)              (1,781)
Net income adjustment..................... $  (106)            $   (469)

PAGE <8>

     After giving effect to these adjustments, the principle
elements of the Company's consolidated statements of income for the three and nine months ended September 30, 1991 were restated as follows:
                              Three Months Ended        Nine Months Ended
                              September 30, 1991,       September 30, 1991,
                           (As Previously           (As Previously
                              Reported)   (Restated)   Reported)    (Restated)
                                     (In Thousands)
Revenues.....................$105,425      $102,427   $303,419       $298,689
Operating income.............  16,242        16,036     46,513         45,645
Other income and
  expenses, net..............   2,845         2,879      5,971          6,082
Income before income taxes...  19,087        18,915     52,484         51,727
Net income...................  12,450        12,344     34,344         33,875
Net income per share.........     .55           .54       1.63           1.61
Fully diluted net income
  per share..................     -             -         1.56           1.54

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

PAGE <9>

                                                (Restated)
                                                Nine Months
                                             Ended September 30,
                                                   1991
                                           (In Thousands, Except
                                              Per Share Data)
Net Income:
  Net income as reported...................      $33,875
  Interest and amortization on
    convertible debt (net of
     income taxes).........................        1,334
      Adjusted net income..................      $35,209

Shares:
  Weighted average number of
    common shares outstanding..............       21,103
  Common stock equivalents
      (stock options)......................          323
  Convertible debt.........................        1,446
      Fully diluted shares.................       22,872

Fully diluted net income
  per share................................      $  1.54

     Had conversion of the convertible debt occurred on January 1, 1991, net income per share would have approximated fully diluted net income per share for the nine months ended September 30, 1991.

NOTE 4.  MARKETABLE SECURITIES

     Marketable equity securities held for long-term investment are included in other noncurrent assets at market value of $500,000 at September 30, 1992 ($1,100,000 at December 31, 1991). A valuation reserve has been established for the amount by which the cost of these securities, $2,010,000 at both September 30, 1992 and December 31, 1991, exceeds market value and is included in stockholders' equity.

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

PAGE <10>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1991, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1992 and 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992 and 1991, as discussed in Note 2 of Notes to Consolidated
Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

Financial Condition
     Cash  and  equivalents  and  current  marketable  securities increased $32.8 million  between  December 31, 1991 and September
30, 1992.  Significant nonrecurring expenditures  during the nine months ended September 30, 1992 include  the  following: business acquisitions, including debt and contingent payments relating to business acquisitions, ($2.3 million); acquisition of data
processing and  communications equipment, computer software and office furniture,  fixtures  and  equipment used in the Company's operations  ($28.7 million);  and  payments  for  construction  of
additional   office   facilities   at  the  Company's   corporate
headquarters in Columbia, South Carolina, ($8.0 million).

     Significant nonrecurring expenditures anticipated for the remainder of 1992 are as follows: debt payments relating to past business acquisitions ($3.6 million); acquisition of data processing and communications equipment, computer software and office furniture, fixtures and equipment ($3.0 million); and completion of construction of additional office facilities at the Company's corporate headquarters ($1.0 million). The Company believes that current cash and investment reserves and cash to be provided by operations will be sufficient to satisfy its existing and presently anticipated operating and capital resource needs.

     Receivables increased as a result of new system licenses, an increase in services performed for customers and financing of charges to customers under certain long-term services arrangements.

     Other noncurrent assets increased primarily as a result of the acquisition of computer software for internal use.

Results of Operations
     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase for those items between the periods presented:

PAGE <11>

                                Percentage of Revenues
                           Nine Months           Three Months
                       Ended September 30,   Ended September 30,
                          1992     1991         1992     1991
Operating income.......   16.2     15.3         16.8     15.7
Income before income
  taxes................   18.6     17.3         19.4     18.5
Income taxes...........    6.1      6.0          6.4      6.4
Net income.............   12.5     11.3         13.0     12.1

                                   Percent Increase
                           Nine Months           Three Months
                       Ended September 30,   Ended September 30,
                          1992  vs. 1991        1992  vs. 1991
Revenues................       21.5                  21.1
Operating income........       28.8                  30.0
Income before income
  taxes.................       31.0                  27.2
Income taxes............       24.1                  20.5
Net income..............       34.2                  30.8

Revenues
     Total licensing revenues were $16.3 and $52.0 million for the three and nine months ended September 30, 1992, respectively, representing 13.1% and 14.3% of total revenues. Total licensing revenues for the three and nine months ended September 30, 1992 decreased $1.4 and $1.1 million, respectively, compared to the corresponding periods in 1991, due primarily to decreases in initial license revenues of $2.3 and $3.2 million, respectively.
Revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses increased $1.3 and $2.1 million, respectively, for the three and nine months comparison.

     Total services revenues were $107.8 and $310.8 million for the three and nine months ended September 30, 1992, respectively, representing 86.9% and 85.7% of total revenues, compared to $84.8 and $245.6 million for the three and nine months ended September
30, 1991, respectively, representing 82.8% and 82.2% of total revenues. Changes in the total services revenue were affected by activities in professional outsourcing and information services, as described below.

     Total revenues from professional and outsourcing services were $68.1 and $193.4 million for the three and nine months ended
September 30, 1992 as compared with $60.3 and $161.8 million, respectively, for the corresponding periods in 1991. These increases are primarily attributable to policy management and processing services to the New Jersey Market Transition Facility
(MTF) project, facilities management and outsourcing contracts in Europe and Australia and several new outsourcing contracts in the United States.

PAGE <12>

     Revenues from information services were $39.5 and $116.9 million for the three and nine months ended September 30, 1992 as compared with $27.4 and $82.1 million for the corresponding periods in 1991. These increases are primarily attributable to an increase in new business associated with automobile property and casualty information services and life information services.

Costs and Expenses
     Employee compensation and benefits expense increased $3.9 million and $9.3 million for the three and nine months ended
September 30, 1992 compared to the corresponding periods in 1991, primarily as a result of increased costs associated with European and Australian facilities management and outsourcing contracts.

     Computer and communications expenses increased $3.1 million and $7.9 million for the three and nine months ended September 30, 1992 compared to the corresponding periods in 1991. These increases were primarily related to increased costs associated with policy management and processing services, principally the MTF project and to European and Australian facilities management and outsourcing contracts.

     Information services and data acquisition costs increased $4.2 and $11.5 million for the three and nine months ended September 30, 1992 compared to the corresponding periods in 1991. These increases are due primarily to an increase in the volume of state fees for motor vehicle reports, related to new business, which is part of the Company's property and casualty information services business.

     Other operating costs and expenses for the three and nine months ended September 30, 1992 increased $5.7 and $22.3 million compared to the corresponding periods in 1991. These increases result primarily from increased costs associated with providing total policy management outsourcing services, principally the New
Jersey MTF, and costs associated with European and Australian facilities management and outsourcing contracts.

     The increase in investment income, net of interest expense, for the three and nine months ended September 30, 1992 over the corresponding 1991 periods was primarily attributable to interest expense of $2.2 million in 1991, relating to $100 million of convertible debt of the Company which was converted in May 1991, and a higher level of investable funds throughout 1992.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.8% and 34.5% for the nine months ended September 30, 1992 and 1991, respectively. The decrease in the effective rate between the periods was due primarily to an increase in nontaxable investment income.

PAGE <13>

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.


Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1992.




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


