Form 10-Q/A
period 1993-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

PAGE <1>
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q/A

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1993       Commission file number 0-10175



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

     22,574,656 Common shares, $.01 par value, as of April 30, 1993

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

PAGE <2>

                POLICY MANAGEMENT SYSTEMS CORPORATION


                              INDEX


PART I.   FINANCIAL INFORMATION                                PAGE

  Item 1.  Financial Statements

       Consolidated Statements of Income for the
         three months ended March 31, 1993 and 1992..........   3

       Consolidated Balance Sheets as of
         March 31, 1993 and December 31, 1992................   4

       Consolidated Statements of Cash Flows for the
         three months ended March 31, 1993 and 1992..........   5

       Notes to Consolidated Financial Statements............   6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations...................................  10



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................  13

  Item 4.  Submission of Matters to a Vote of
             Security Holders................................  13

  Item 6.  Exhibits and Reports on Form 8-K..................  13

Signatures...................................................  14


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF MARCH 31, 1993.

PAGE <3>

                                  PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                       1993        1992
                                                    (Restated)  (Restated)
                                                    (In Thousands, Except
                                                       Per Share Data)
Revenues:
  Licensing.......................................   $ 19,855     $ 17,793
  Services........................................     99,360       99,655
                                                      119,215      117,448

Costs and Expenses:
  Employee compensation and benefits..............     39,597       41,692
  Computer and communications expense.............     10,877       10,295
  Information services and data acquisition
    costs.........................................     26,928       21,971
  Other operating costs and expenses..............     26,496       25,777
                                                      103,898       99,735

Operating income..................................     15,317       17,713

Other Income and Expenses:
  Investment income...............................      3,329        2,993
  Gain on sale of marketable securities...........      2,936          156
  Interest expense and other charges..............       (339)        (356)
                                                        5,926        2,793

Income before income taxes........................     21,243       20,506

Income taxes......................................      7,618        6,666

Net income........................................   $ 13,625     $ 13,840

Net income per share..............................   $    .58     $    .60

Weighted average number of shares.................     23,534       23,115


See accompanying notes.


PAGE <4>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED BALANCE SHEETS


                                                         March 31,   December 31,
                                                           1993          1992
                                                        (Unaudited)    (Audited)
                                                       (As restated) (As restated)
                                                           (In Thousands, Except
                                                               Share Data)
Assets
Current assets:
  Cash and equivalents..................................  $111,057     $ 31,959
  Marketable securities.................................   119,957      206,562
  Receivables, net of provisions for uncollectible
    amounts of $1,447 ($1,630 at 1992)..................    98,333       86,479
  Income tax receivable.................................     3,196        2,891
  Deferred income taxes.................................     6,741        8,083
  Other.................................................    10,073        7,939
     Total current assets...............................   349,357      343,913

Property and equipment, at cost less accumulated
  depreciation & amortization of $83,131
  ($83,730 at 1992).....................................   143,655      131,696
Receivables.............................................    16,794       22,252
Goodwill and other intangible assets....................   100,312      100,792
Capitalized software costs..............................   103,445       99,414
Deferred income taxes...................................       -          2,580
Other...................................................     5,652        6,295
        Total assets....................................  $719,215     $706,942

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................  $ 40,883     $ 37,022
  Accrued contract termination costs....................     3,179        4,008
  Current portion of long-term debt.....................     2,958        3,670
  Income taxes payable..................................       155          -
  Unearned revenues.....................................    10,556       11,500
  Other.................................................       961        1,026
     Total current liabilities..........................    58,692       57,226

Long term debt..........................................     6,153        6,001
Deferred income taxes...................................    53,347       56,112
Other...................................................     7,082        8,527
        Total liabilities...............................   125,274      127,866

Stockholders' Equity
Special stock, $.01 par value, 5,000,000
  shares authorized.....................................      -            -
Common stock, $.01 par value, 75,000,000 shares
  authorized, 23,544,824 shares issued and outstanding
  (23,524,197 at 1992)..................................       235          235
Additional paid-in capital..............................   308,927      307,906
Retained earnings.......................................   286,391      272,766
Foreign currency translation adjustment.................    (1,612)      (1,831)
     Total stockholders' equity.........................   593,941      579,076
        Total liabilities and stockholders' equity......  $719,215     $706,942


See accompanying notes.


PAGE <5>


                    POLICY MANAGEMENT SYSTEMS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                 Three Months
                                                                Ended March 31,
                                                                1993       1992
                                                             (Restated) (Restated)
                                                                 (In Thousands)
Operating Activities
  Net income...............................................  $ 13,625   $ 13,840
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.........................    15,892     12,887
     Deferred income taxes.................................       211        960
     Gain on sale of marketable securities.................    (2,936)      (156)
  Changes in assets and liabilities:
     Receivables...........................................    (5,911)    (2,228)
     Income tax receivable.................................       -          421
     Accounts payable and accrued expenses.................     5,863      5,400
     Income taxes payable..................................       510        666
  Other, net...............................................    (5,552)     1,135
       Cash provided by operations.........................    21,702     32,925

Investing Activities
  Proceeds from sales/maturities of marketable
    securities, net........................................   187,465     16,416
  Purchases of marketable securities, net..................   (99,219)   (31,086)
  Acquisition of property and equipment....................   (25,028)   (23,462)
  Capitalized internal software development costs..........    (5,532)    (6,338)
  Purchased software.......................................    (1,235)      (838)
  Proceeds from disposal of property & equipment...........     6,950         44
  Business acquisitions....................................    (2,840)    (2,194)
       Cash provided (used) by investing activities........    60,561    (47,458)

Financing Activities
  Payments on long term debt...............................    (3,673)       (28)
  Issuance of common stock under stock option plans........       663      2,990
       Cash provided (used) by financing activities........    (3,010)     2,962

Effect of exchange rate changes on cash....................      (155)       -
Net increase (decrease) in cash and equivalents............    79,098    (11,571)
Cash and equivalents at beginning of period................    31,959     39,609
Cash and equivalents at end of period......................  $111,057   $ 28,038

Noncash Activities
  Long-term debt arising from and assumed in connection
    with business acquisition..............................  $  2,987   $  2,187

Supplemental Information
  Interest paid............................................       278        207
  Income taxes paid........................................     6,535      4,534


See accompanying notes.


PAGE <6>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1993
                                (Unaudited)

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

     The consolidated balance sheet as of December 31, 1992 has been audited and is restated herein. The consolidated statements of operations and cash flows for the three months ended March 31, 1993 and 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.


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

     As a result of the audit of the Company's consolidated financial statements as of and for the twelve months ended December 31, 1993 and 1992, the Company determined the specific period or periods affected by the above adjustments. The components (net of

PAGE <7>

related tax effects) of the adjustment to previously reported net income for the three months ended March 31, 1993 and 1992, are as follows:
                                              Increase (Decrease)
                                                 to Net Income
                                                 (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition................ $3,190   $ 233
Reduction of expenses due to capitalization
  of certain software costs....................    335     471
Recognition of expenses due to changes in
  timing of expense accrual....................   (738)   (867)
Reserve for losses on certain
  services contracts...........................  1,057    (210)
Reduction of current income tax liability due
  to previously unrecorded tax credits.........    -       498
Net income adjustment for the three months
  ended March 31, 1993 and 1992................ $3,844   $ 125

     After giving effect to these adjustments, the principle
elements of the Company's consolidated statements of income for the three months ended March 31, 1993 and 1992, were restated as follows:
                                    Three Months Ended
                                       March 31, 1993
                                 (As Previously
                                    Reported)   (Restated)
                                        (In Thousands)
Revenues.........................  $120,410      $119,215
Operating income.................     8,570        15,317
Other income and expenses, net...     5,947         5,926
Income before income taxes.......    14,517        21,243
Net income.......................     9,781        13,625
Net income per share.............       .42           .58

                                    Three Months Ended
                                       March 31, 1992
                                 (As Previously
                                    Reported)   (Restated)
                                        (In Thousands)
Revenues.........................  $116,078      $117,448
Operating income.................    18,324        17,713
Other income and expenses, net...     2,784         2,793
Income before income taxes.......    21,108        20,506
Net income.......................    13,715        13,840
Net income per share.............       .59           .60

     Deferral of revenues due to changes in timing of revenue recognition includes situations where (i) there were errors in accounting for contracts under the percentage of completion method;
(ii) there were delays in receiving signed contracts; (iii)

PAGE <8>

customers prepaid or were billed for services performed in subsequent periods or where refunds or provisions for credit were contractually required and (iv) the Company had future delivery obligations under certain contracts.


NOTE 3.  SUBSEQUENT EVENTS

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


NOTE 4.   CHANGES IN ESTIMATED USEFUL LIVES

     For all years through December 31, 1992, the Company had amortized goodwill over an estimated useful life of 25 years. As a result of its most recent evaluation, the Company has revised its estimates of the period of future benefit for goodwill. Consequently, effective January 1, 1993, the Company began to amortize goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these new lives more appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives. The effect of this change in accounting estimate was to increase amortization expense by $970,000 ($.03 per

PAGE <9>

share) during the three months ended March 31, 1993.

     For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an estimated useful life of four years. The Company's recent experience indicates that an estimated useful life of five years would more appropriately reflect the actual useful life of such software. Accordingly, commencing January 1, 1993, the Company began to amortize such software on a straight-line basis over five years. Amortization charged to expense was $5,126,000 for the three months ended March 31, 1993. As a result of this change in estimated life, amortization expense was $441,000 ($.01 per share) less than it would have been using the previous four-year life for the three months ended March 31, 1993.


NOTE 5.  STOCK REPURCHASE

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

PAGE <10>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1992 has been audited and is restated herein. The consolidated statements of operations and cash flows for the three months ended March 31, 1993 and 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.

Liquidity and Capital Resources
     The $7.5 million decrease in cash and equivalents and current marketable securities between December 31, 1992 and March 31, 1993 was primarily attributable to the following significant nonrecurring expenditures: business and software product acquisitions, including debt and contingent payments relating to business acquisitions, ($8.2 million); acquisition of data processing and communications equipment, support software and office furniture, fixtures and equipment used in the Company's operations ($23.4 million); and payments for construction of additional office and dining facilities at the Company's corporate headquarters in Columbia, South Carolina ($.9 million).

     Significant nonrecurring expenditures anticipated for the remainder of 1993 are as follows: acquisition of data processing and communications equipment, support software and office furniture, fixtures and equipment ($8.5 million); acquisition of software products and debt payments relating to past business acquisitions ($6.7 million); and completion of construction of additional dining facilities at the Company's corporate headquarters ($1.2 million). The Company believes that current cash and investment reserves and cash to be provided by operations will be sufficient to satisfy its existing and presently anticipated operating and capital resource needs.

Results of Operations
     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

PAGE <11>
                                               Percent
                           Percentage          Increase
                           of Revenues        (Decrease)
                          Three Months       Three Months
                         Ended March 31,    Ended March 31,
                          1993     1992     1993  vs  1992
Revenues................ 100.0    100.0           1.5
Operating income........  12.8     15.1         (13.5)
Income before income
  taxes.................  17.8     17.5           3.6
Income taxes............   6.4      5.7          14.3
Net income..............  11.4     11.8         ( 1.6)

     The increase in total revenues for the first quarter of 1993 over the corresponding quarter of 1992 of 1.5% was significantly less than the Company's normal growth trend. This was primarily attributable to revenues from both new business, systems licensing and services, and project implementation services from existing customers being lower than projected for the 1993 first quarter, with the sharpest deviation from planned results occurring in the health component of the Company's business. The Company expects uncertainty surrounding health care reform and difficult industry conditions to continue to adversely impact its financial results.

     Revenues from systems licensing were $19.9 and $17.8 million for the three months ended March 31, 1993 and 1992, respectively, representing 16.7% and 15.1% of total revenues. The increase between 1993 and 1992 results primarily from an increase in initial license revenues of $1.2 million and a $.8 million increase in revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses.

     Total services revenues for the three months ended March 31, 1993 decreased $.3 million (.3%) compared to the corresponding period in 1992.

     Revenues from professional and outsourcing services decreased $9.7 million (15.5%) to $52.5 million for the first quarter in 1993 from $62.1 million for the corresponding quarter in 1992, due primarily to a reduction in professional services provided by the Company's health insurance systems business and total policy management services, principally related to the New Jersey Market Transition Facility (MTF) project.

     Revenues from information services were $42.9 million for the first quarter in 1993 compared with $37.3 million for the corresponding quarter in 1992. This $5.6 million increase (14.9%) is primarily attributable to an increase in business associated with automobile property and casualty information services and life information services.

PAGE <12>

     The operating margin for the three months ended March 31, 1993 was 12.8%, compared to 15.1% for the corresponding period in 1992. The decline in the operating margin was primarily attributable to lower than projected revenues as explained above. Employee compensation and benefits decreased slightly as a result of a reduction in the number of employees in certain areas of the Company's operations and a decrease in performance bonus expense. The increase in information services and data acquisition costs resulted primarily from an increase in the volume of state fees for motor vehicle reports, relating to new business and normal growth in the property and casualty information services business.

     Other income and expenses for the three months ended March 31, 1993 and 1992 include a gain on the sale of marketable securities of $2.9 and $.2 million, respectively.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 35.9% and 32.5% for the three months ended March 31, 1993 and 1992, respectively. The increase in the effective rate between the periods was due primarily to an increase in amortization of goodwill relating to business acquisitions, which is not deductible for income tax purposes.

PAGE <13>

                             PART II
                        OTHER INFORMATION

              POLICY MANAGEMENT SYSTEMS CORPORATION


Items  2, 3 and 5 are not applicable.


Item 1.  Legal Proceedings

     See Note 3, "Subsequent Events", of Notes to Consolidated
Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders, held April 27, 1993, the Company's stockholders approved the Company's 1993 Long-Term Incentive Plan for Executives (18,353,483 votes for, 1,404,114 votes against, 233,100 abstentions and 2,368,044 broker non-votes). Additionally, the Company's stockholders approved a proposal to amend the Company's 1989 Stock Option Plan to increase the number of shares of $ .01 par value Common Stock reserved for issuance under said plan from 1,200,000 shares to 2,500,000 shares (16,366,842 votes for, 1,508,870 votes against, 244,355 abstentions and 4,239,674 broker non-votes).



Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

     There are no exhibits required to be filed with this Quarterly Report on Form 10-Q.

Reports on Form 8-K

     The Company filed a report on Form 8-K, dated January 19, 1993 under Item 4. Changes in Registrant's Certifying Accountant, relating to the change in the Company's principal independent auditors.

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