Form 10-Q/A
period 1993-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

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



PAGE <2>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements

               Consolidated Statements of Operations for
                 the six months and three months
                 ended June 30, 1993 and 1992.................           3

               Consolidated Balance Sheets as of
                 June 30, 1993 and December 31, 1992..........           4

               Consolidated Statement of Changes in
                 Stockholders' Equity for the six months
                 ended June 30, 1993..........................           5

               Consolidated Statements of Cash Flows for
                 the six months ended June 30, 1993 and 1992..           6

               Notes to Consolidated Financial Statements.....           7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...................................           23


PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings..............................           30

     Item 6.   Exhibits and Reports on Form 8-K...............           30

Signatures....................................................           31


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF JUNE 30, 1993.

PAGE <3>


                                  PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Six Months           Three Months
                                       Ended June 30,        Ended June 30,
                                      1993        1992      1993      1992
                                               (Unaudited)    (Unaudited)
                                                (Restated)     (Restated)
                                       (In Thousands, Except Per Share Data)
Revenues:
  Licensing.......................... $ 42,955    35,692    23,100    17,899
  Services...........................  192,968   202,995    93,608   103,340
                                       235,923   238,687   116,708   121,239
Costs and Expenses:
  Employee compensation & benefits... 84,255 83,603 44,658 41,911 Computer and communications
    expenses.........................   20,921    19,745    10,044     9,450
  Information services and
    data acquisition costs...........   62,019    45,458    35,091    23,487
  Other operating costs & expenses...   70,143    51,946    43,647    26,169
  Impairment and restructuring
    charges..........................   80,733      -       80,733      -
                                       318,071   200,752   214,173   101,017

Operating income (loss)..............  (82,148)   37,935   (97,465)   20,222

Other Income and Expenses:
  Investment income..................    5,704     6,042     2,376     3,049
  Gain on sale of marketable
    securities.......................    3,034       332        97       176
  Interest expense and other
    charges..........................     (797)     (741)     (458)     (385)
                                         7,941     5,633     2,015     2,840

Income (loss) before income tax
  benefit............................  (74,207)   43,568   (95,450)   23,062

Income taxes (benefit)...............  (13,784)   14,243   (21,402)    7,577

Net income (loss).................... $(60,423) $ 29,325  $(74,048) $ 15,485

Net income (loss) per share.......... $(  2.62) $   1.27  $(  3.27) $    .67

Weighted average number of shares....   23,098    23,138    22,662    23,162

See accompanying notes.

PAGE <4>


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                               June 30,    December 31,
                                                                                 1993          1992
                                                                                          (As Restated)
                                                                                    (In Thousands,
                                                                                   Except Share Data)
Assets
Current assets:
  Cash and equivalents.....................................................    $ 65,925 $  31,959
  Marketable securities....................................................     117,634   206,562
  Receivables, net of allowance for uncollectible amounts
     of $2,697 ($1,630 at 1992)............................................      91,651    86,479
  Income tax receivable....................................................      17,982     2,891
  Deferred income taxes....................................................       6,757     8,083
  Other....................................................................       9,679     7,939
     Total current assets..................................................     309,628   343,913

Property and equipment.....................................................     142,313   131,696
Receivables................................................................       6,135    22,252
Intangibles................................................................      51,152   100,792
Capitalized software costs.................................................      96,710    99,414
Deferred income taxes......................................................      18,05     42,580
Other......................................................................       3,188     6,295
           Total assets....................................................    $627,180  $706,942

Liabilities
Current liabilities:
  Accounts payable and accrued expenses....................................    $ 39,591  $ 37,022
  Accrued restructuring and lease termination costs........................      10,596       -
  Accrued contract termination costs.......................................       6,177     4,008
  Current portion of long-term debt........................................       2,867     3,670
  Income taxes payable.....................................................          45       -
  Unearned revenues........................................................       8,747    11,500
  Other....................................................................       1,262     1,026
     Total current liabilities.............................................      69,285    57,226

Long-term debt.............................................................       5,981     6,001
Deferred income taxes......................................................      59,645    56,112
Accrued restructuring and lease termination costs..........................      19,100       -
Other......................................................................       1,864     8,527
           Total liabilities...............................................     155,875   127,866

Commitments and contingencies (Note 5)
Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized.................         -         -
Common stock, $.01 par value, 75,000,000 shares authorized,
   22,589,792 shares issued and outstanding (23,524,197 at 1992)...........         226       235
Additional paid-in capital.................................................     260,870   307,906
Retained earnings..........................................................     212,343   272,766
Foreign currency translation adjustment....................................      (2,134)   (1,831)
     Total stockholders' equity............................................     471,305   579,076

           Total liabilities and stockholders' equity......................    $627,180  $706,942


See accompanying notes.


PAGE <5>


                      POLICY MANAGEMENT SYSTEMS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                       Addi-               Foreign
                                                                       tional              Currency
                                                            Common     Paid-In   Retained   Translation
                                                            Stock      Capital   Earnings   Adjustment  Total
                                                                                  (In Thousands)
Balance, December 31, 1992, as previously reported.........  $235      $307,906  $267,709   $ (1,831)   $574,019
Effect of restatement attributable to
    prior years............................................    -           -        5,057        -         5,057
Balance, December 31, 1992, as restated....................   235       307,906   272,766     (1,831)   $579,076

Net loss...................................................    -           -      (60,423)       -       (60,423)
Stock options exercised (21,127 shares)....................    -          1,036      -           -         1,036
Repurchase of 970,668 shares of common stock...............    (9)      (48,651)     -           -       (48,660)
Issuance of stock to employee benefit plan (15,136 shares).    -            579      -           -           579
Foreign currency translation adjustment....................    -           -         -          (303)       (303)

Balance, June 30, 1993.....................................  $226      $260,870  $212,343   $ (2,134)   $471,305



See accompanying notes.


PAGE <6>

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months
                                                          Ended June 30,
                                                       1993          1992
                                                                 (Unaudited)
                                                                  (Restated)
Operating Activities                                      (In Thousands)
  Net income/(loss).................................. $(60,423)    $ 29,325
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization....................   33,947       26,494
    Deferred income taxes............................  (13,776)       1,096
    Gain on sale of marketable securities............   (3,034)        (332)
    Provision for uncollectible accounts.............    1,067          159
    Impairment charges...............................   54,890          -
  Changes in assets and liabilities:
    Restructuring charges............................   25,843          -
    Receivables......................................   10,048         (801)
    Income tax receivable............................  (13,426)      (2,467)
    Accounts payable and accrued expenses............    4,881        3,207
    Income taxes payable.............................      -            814
  Other, net.........................................   (1,670)        (229)
       Cash provided by operations...................   38,347       57,266

Investing Activities
  Proceeds from sales/maturities of
    marketable securities, net.......................  230,849       50,168
  Purchases of marketable securities, net............ (142,672)     (77,039)
  Acquisition of property and equipment..............  (32,923)     (34,183)
  Capitalized internal software development costs....  (11,544)     (12,221)
  Purchased software.................................   (3,275)      (1,211)
  Proceeds from disposal of property & equipment.....    8,935          164
  Business acquisition...............................   (2,840)      (2,194)
       Cash provided (used) by investing activities..   46,530      (76,516)

Financing Activities
  Payments on long-term debt.........................   (3,678)         (64)
  Issuance of common stock under stock
   option plans......................................      674        3,361
  Issuance of common stock to employee benefit plan..      579          -
  Repurchase of outstanding common stock.............  (48,660)         -
       Cash provided (used) by financing activities..  (51,085)       3,297

Effect of exchange rate changes on cash..............      174          -
Net increase (decrease) in cash and equivalents......   33,966      (15,953)
Cash and equivalents at beginning of period..........   31,959       39,609
Cash and equivalents at end of period................ $ 65,925     $ 23,656

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition.............. $  2,987     $  2,187

Supplemental Information
  Interest paid......................................      381          326
  Income taxes paid..................................   11,688       14,869

See accompanying notes.

PAGE <7>

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

  The consolidated balance sheet as of December 31, 1992 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1993 have been audited and are included herein. The consolidated statements of operations for the three months ended June 30, 1993 and for the three and six months ended June 30, 1992 and cash flows for the six months ended June 30, 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.

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

PAGE <8>

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

PAGE <9>

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

PAGE <10>

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

PAGE <11>

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

PAGE <12>

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

PAGE <13>

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

PAGE <14>

  As a result of the audit of the Company's consolidated
financial statements as of and for the twelve months ended December
31, 1993 and 1992, the Company determined the specific prior period or periods affected by the above adjustments.  The components (net of related tax effects) of the adjustment to previously reported net income for the three and six months ended June 30, 1992, are as follows:
                                                    Increase (Decrease)
                                                       to Net Income
                                                Three Months     Six Months
                                               Ended June 30,   Ended June 30,
                                                      1992           1992
                                                         (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition.................... $(1,018)      $  (785)
Reduction of expenses due to capitalization
  of certain software costs........................      74           545
Recognition of expenses due to changes in
  timing of expense accrual........................   1,698           831
Reserve for losses on certain services contracts...    (180)         (390)
Reduction of current income tax liability due
  to previously unrecorded tax credits.............     516         1,014
Net income adjustment.............................. $ 1,090      $  1,215

  After giving effect to these adjustments, the principle
elements of the Company's consolidated statements of operations for the three and six months ended June 30, 1992 were restated as follows:
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

PAGE <15>

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

PAGE <16>

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


PAGE <17>

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

PAGE <18>

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

PAGE <19>

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

PAGE <20>

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

     All options granted under plans other than under the 1993 Long-
Term Incentive Plan for Executives have exercise prices at 100% of market value at date of grant and are exercisable at the rate of 33
1/3% per year (cumulative) beginning one year from date of grant.

  Options granted in 1993 under the 1993 Long-Term Incentive Plan for Executives have been granted at 105% of market value at the date of grant; all these options have an exercise price of $81.90. (For individuals who later may be selected to participate in the 1993 Long-
Term Incentive Plan for Executives, said percentage is based on the year the individual is selected as follows: 1993 - 105%; 1994 - 104%;
1995 - 103%; 1996 - 102%; 1997 - 101%; and 1998 - 100%.)  Options
granted under the plan in 1993 become exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999.
For individuals who later may be selected to participate in the plan, the number of options granted and what percentage become exercisable on the above dates are determined according to formulas described in the plan.

NOTE 9.  CERTAIN TRANSACTIONS

  In August 1989, International Business Machines Corporation
("IBM") acquired directly from the Company a 19.8% interest in the Company's outstanding voting stock for $116,775,000 representing
3,797,561 shares.  IBM is entitled to increase its ownership

PAGE <21>

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

PAGE <22>

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

PAGE <23>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The consolidated balance sheet as of December 31, 1992 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1993 have been audited and are included herein. The consolidated statements of operations for the three months ended June 30, 1993 and for the three and six months ended June 30, 1992 and cash flows for the six months ended June 30, 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.

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

PAGE <24>

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

Results of Operations
  Total revenues for the three and six months ended June 30, 1993 were $116.7 and $235.9 million, respectively, representing decreases of $4.5 and $2.8 million, respectively, compared to the corresponding periods in 1992. These decreases were due primarily to a reduction in professional services provided by the Company's health insurance systems business and total policy management services, principally related to the New Jersey Market Transition
Facility (MTF) project. These decreases were partially offset by increases in licensing revenues of $5.2 and $7.3 million for the three and six months ended June 30, 1993, respectively, compared to the corresponding periods in 1992. The increase in licensing

PAGE <25>

revenues was due primarily to an increase in initial license revenues of $5.3 and $6.5 million for the three and six months ended June 30, 1993, respectively, compared to the corresponding periods in 1992. Revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses remained relatively unchanged.

  Total services revenues for the three and six months ended
June 30, 1993 were $93.6 and $193.0 million, respectively, representing decreases of $9.7 and $10.0 million, respectively, compared to the corresponding periods in 1992. Professional services revenues were adversely affected by lower than planned revenues from the Company's health business. Near the end of the second quarter of 1993, the Company projected that its annual health insurance systems business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $30,000,000 for all of 1993. The Company's original forecast for 1993 health insurance systems annual revenues was approximately $78,000,000. To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health business of proposed health care legislation, rapidly evolving and significant changes in the relationship of health care providers and insurers and the resultant changes in health insurers' software and service needs.

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

PAGE <26>

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

PAGE <27>

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

  Revenues from information services were $50.0 and $92.9 million compared with $40.1 and $77.4 million for the three and six months ended June 30, 1993 and 1992, respectively. These increases are primarily attributable to an increase in business associated with automobile property and casualty information services and life information services.

PAGE <28>

  Overall, total revenues for the Company are expected to decline for the remainder of 1993 as a result of the impairment of the Company's health care business, as previously described, the winding-down of the New Jersey MTF project discussed above, and the uncertainty created by the delay in the Company's periodic financial reports.

  Investment income decreased $.7 and $.3 million for the three and six months ended June 30, 1993, respectively, compared to the corresponding periods in 1992. Although these decreases are slight, the level of investable funds decreased as a result of large cash expenditures relating to the repurchase in April 1993 of 970,668 shares of the Company's common stock for $48.7 million and other significant expenditures totaling $41.5 million as discussed above.

  The effective income tax (benefit) rates (income taxes expressed as a percentage of pre-tax income) were (22.4)% and (18.6)% for the three and six months ended June 30, 1993. The foregoing effective income tax (benefit) rates do not include the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Revenue Reconciliation Act of 1993. Since the enactment date (August 10, 1993) was subsequent to June 30, 1993, the effect of the rate change will be reflected in the results of operations for the period ended September 30, 1993.
The effective tax (benefit) rates would have been significantly higher (38.2%) and (37%), respectively, were it not for the write off of goodwill ($39,420,000) related to the impairment of the Company's health insurance systems business (See Note 10 of Notes to Consolidated Financial Statements).

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

PAGE <29>

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

PAGE <30>

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




PAGE <31>

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

