Form 10-Q/A
period 1993-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-22
CIK 356226

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


PAGE <2>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements

               Consolidated Statements of Operations for
                 the nine months and three months ended
                 September 30, 1993 and 1992.................            3

               Consolidated Balance Sheets as of
                 September 30, 1993 and December 31, 1992....            4

               Consolidated Statements of Cash Flows for
                 the nine months ended
                 September 30, 1993 and 1992.................            5

               Notes to Consolidated Financial Statements....            6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................. 12


PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings.............................           19

     Item 6.   Exhibits and Reports on Form 8-K..............           19

Signatures...................................................           20


                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF SEPTEMBER 30, 1993.

PAGE <3>

                                  PART I
                           FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Nine Months             Three Months
                                    Ended September 30,     Ended September 30,
                                    1993         1992       1993         1992
                                              (Restated)              (Restated)
                                       (In Thousands, Except Per Share Data)

Revenues:
  Licensing......................  $ 58,621    $ 52,009    $ 15,666    $ 16,317
  Services.......................   286,187     310,764      93,219     107,769
                                    344,808     362,773     108,885     124,086

Costs and Expenses:
  Employee compensation
    and benefits.................   126,293     126,486      42,038      42,883
  Computer and communications
    expense......................    31,016      29,662      10,095       9,917
  Information services and data
    acquisition costs............    96,300      70,204      34,281      24,746
  Other operating costs
    and expenses.................    91,862      77,637      21,719      25,691
  Impairment and restructuring
    charges......................    80,733        -           -           -
                                    426,204     303,989     108,133     103,237

Operating income (loss)..........   (81,396)     58,784         752      20,849

Other Income and Expenses:
  Investment income..............     7,941       9,087       2,237       3,045
  Gain on sale of
    marketable securities........     3,052         804          19         472
  Interest expense and other
    charges......................    (1,719)     (1,046)       (923)       (305)
                                      9,274       8,845       1,333       3,212

Income (loss) before income
  taxes (benefit)................   (72,122)     67,629       2,085      24,061

Income taxes (benefit)...........   (12,045)     22,161       1,739       7,918

Net income (loss)................  $(60,077)   $ 45,468    $    346    $ 16,143

Net income (loss) per share......  $(  2.62)   $   1.96    $    .02    $    .69

Weighted average number of
  shares.........................    22,933      23,174      22,604      23,245

See accompanying notes.

PAGE <4>


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,    December 31,
                                                                                1993             1992
                                                                             (Unaudited)     (As Restated)
                                                                                      (In Thousands,
                                                                                    Except Share Data)
Assets
Current assets:
  Cash and equivalents.....................................................    $ 31,292        $  31,959
  Marketable securities....................................................     123,124          206,562
  Receivables, net of allowance for uncollectible amounts
     of $1,597 ($1,630 at 1992)............................................      90,119           86,479
  Income tax receivable....................................................      10,232            2,891
  Deferred income taxes....................................................       6,742            8,083
  Other....................................................................      10,551            7,939
     Total current assets..................................................     272,060          343,913

Property and equipment, at cost less accumulated depreciation
     and amortization of $95,412 ($83,730 at 1992).........................     139,217          131,696
Receivables................................................................       5,257           22,252
Goodwill and other intangible assets.......................................      87,650          100,792
Capitalized software costs.................................................     110,697           99,414
Deferred income taxes......................................................      10,836            2,580
Other......................................................................       3,128            6,295
     Total assets..........................................................    $628,845         $706,942

Liabilities
Current liabilities:
  Accounts payable and accrued expenses....................................    $ 44,899         $ 37,022
  Accrued restructuring and lease termination costs........................      10,090             -
  Accrued contract termination costs.......................................       5,380            4,008
  Current portion of long-term debt........................................       4,515            3,670
  Income taxes payable.....................................................       1,693             -
  Unearned revenues........................................................      11,763           11,500
  Other....................................................................       1,161            1,026
     Total current liabilities.............................................      79,501           57,226

Long-term debt.............................................................       5,496            6,001
Deferred income taxes......................................................      49,730           56,112
Accrued restructuring and lease termination costs..........................      19,417             -
Other......................................................................       2,521            8,527
     Total liabilities.....................................................     156,665          127,866

Commitments and contingencies (Note 5)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized.................         -               -
Common stock, $.01 par value, 75,000,000 shares authorized,
   22,617,353 shares issued and outstanding (23,524,197 at 1992)...........         226              235
Additional paid-in capital.................................................     261,635          307,906
Retained earnings..........................................................     212,689          272,766
Foreign currency translation adjustment....................................      (2,370)          (1,831)

     Total stockholders' equity............................................     472,180          579,076

        Total liabilities and stockholders' equity.........................    $628,845         $706,942


See accompanying notes.


PAGE <5>

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                        1993          1992
                                                                   (Restated)
Operating Activities                                      (In Thousands)
  Net income/(loss)..................................  $(60,077)     $ 45,468
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization....................    47,214        39,386
    Deferred income taxes............................   (20,763)        4,515
    Gain on sale of marketable securities............    (3,053)         (804)
    Provision for uncollectible accounts.............     1,500           352
    Impairment charges...............................    54,890           -
  Changes in assets and liabilities:
    Restructuring charges............................    25,843           -
    Receivables......................................    21,344        (4,112)
    Income tax receivable............................    (7,341)       (5,448)
    Accounts payable and accrued expenses............     1,822         5,503
    Income taxes payable.............................     3,009         2,143
  Other, net.........................................    (3,848)       (1,873)
       Cash provided by operations...................    60,540        85,130

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net...................................   364,443        89,663
  Purchases of marketable securities, net............  (269,112)     (123,654)
  Acquisition of property and equipment..............   (35,242)      (40,199)
  Capitalized internal software development costs....   (17,591)      (18,400)
  Purchased software.................................    (3,928)       (2,242)
  Proceeds from disposal of property and
   equipment.........................................     9,123           212
  Business acquisitions..............................   (59,097)       (2,194)
       Cash used for investing activities............   (11,404)      (96,814)
Financing Activities
  Payments on long-term debt.........................    (3,680)          (64)
  Issuance of common stock under stock
   option plans......................................       690         9,048
  Issuance of common stock to employee
   benefit plan......................................     1,328           -
  Repurchase of outstanding common stock.............   (48,660)          -
       Cash provided (used) by financing activities..   (50,322)        8,984

Effect of exchange rate changes on cash..............       519           -
Net decrease in cash and equivalents.................      (667)       (2,700)
Cash and equivalents at beginning of period..........    31,959        39,609
Cash and equivalents at end of period................  $ 31,292      $ 36,909

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition..............  $  4,187      $  2,187

Supplemental Information
  Interest paid......................................     1,037           313
  Income taxes paid..................................    12,158        21,091

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

     The consolidated balance sheet as of December 31, 1992 has been audited and is restated herein. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 1993 and 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.


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

PAGE <7>

net income for the three and nine months ended September 30, 1992, are as follows:
                                         Increase (Decrease) to Net Income
                                          Three Months        Nine Months
                                      Ended September 30,  Ended September 30,
                                             1992                 1992
                                                  (In Thousands)
Elimination of revenue related to a
  contingent contract that was cancelled... $(606)             $  (606)
Deferral of revenues due to changes in
  timing of revenue recognition............   940                  155
Reduction of expenses due to
  capitalization of certain software
  costs....................................   759                1,304
Recognition of expenses due to changes in
  timing of expense accrual................  (445)                 386
Reserve for losses on certain services
  contracts................................  (215)                (605)
Reduction of current income tax
  liability due to previously
  unrecorded tax credits...................   542                1,556
Net income adjustment...................... $ 975               $2,190

     After giving effect to these adjustments, the principle
elements of the Company's consolidated statements of operations for the three and nine months ended September 30, 1992 were restated as follows:
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

PAGE <8>

NOTE 3.  ACQUISITION

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


NOTE 4.  CONTINGENCIES

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

PAGE <9>

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


NOTE 5.   IMPAIRMENT & RESTRUCTURING CHARGES

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

PAGE <10>

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


NOTE 6.   CHANGES IN ESTIMATED USEFUL LIVES

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

PAGE <11>

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


NOTE 7.   INCOME TAXES

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

PAGE <12>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1992 has been audited and is restated herein. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 1993 and 1992 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1992, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

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

PAGE <13>

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

Results of Operations
     Total revenues for the three and nine months ended September 30, 1993 were $108.9 and $344.8 million, respectively, representing decreases of $15.2 and $18.0 million, respectively, compared to the corresponding periods in 1992. These decreases were due primarily to a reduction in professional services provided by the Company's health insurance systems business and total policy management services, principally related to the New Jersey Market Transition Facility (MTF) project. The decrease for the nine months comparison was partially offset by an increase in licensing revenues of $6.6 million. The increase in licensing revenues for the nine months comparison was due primarily to an increase in initial license revenues of $5.4 million. Revenues from initial licensing activities decreased $1.1 million for the three months ended September 30, 1993 compared to the corresponding period in 1992. Revenues from continuing monthly license charges for maintenance, enhancements and services availability ("MESA") and for continuing right-to-use licenses increased $.4 and $1.2 million

PAGE <14>

for the three and nine months ended September 30, 1993, respectively, compared to the corresponding periods in 1992.

     Total services revenues for the three and nine months ended September 30, 1993 were $93.2 and $286.2 million, respectively, compared to the corresponding periods in 1992. Professional services revenues were adversely affected by lower than planned revenues from the Company's health and life insurance services businesses. The Company recognized revenues of $7,217,000 and $25,227,000 for the three and nine months ended September 30, 1993, respectively, and incurred operating losses of $4,464,000 and $14,211,000 for the three and nine months ended September 30, 1993, respectively, from its health insurance services business. These losses were before the effects of certain special charges described below.

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

PAGE <15>

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

PAGE <16>

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

     Revenues from information services were $50.8 and $143.8 million compared with $39.5 and $116.9 million for the three and nine months ended September 30, 1993 and 1992, respectively. These increases are primarily attributable to an increase in business associated with automobile property and casualty information services and life information services. The information services business produced lower than expected operating profits for both the three and nine month periods. The Company is attempting to direct more of its information services business into database products and life information services where margins are generally higher. The Company typically realizes a lower gross margin from information services than from software products and related services.

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

PAGE <17>

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

     The property and casualty insurance software and services business achieved increased levels of revenue and operating income primarily from licensing activities. This operating income more than offset the losses in the health and life insurance services businesses. The commitments by customers for new products were greater than the Company's anticipation for this business, although lower in the second half of 1993. Outsourcing services for property and casualty insurers did not meet expectations due to several contracts not closing or ramping up as fast as anticipated. The Company believes that this and the slow down in licensing activities was largely due to the Company's delay in releasing the results of its special audit and having available audited financial statements. The operating profit margin maintained a level similar to that experienced historically for property and casualty systems and services.

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

     Investment income decreased $.8 and $1.1 million for the three and nine months ended September 30, 1993, respectively, compared to

PAGE <18>

the corresponding periods in 1992. These decreases result primarily from a lower level of investable funds which decreased as a result of large cash expenditures relating to the acquisition of CYBERTEK Corporation in August 1993 for a total consideration of $59.7 million, the repurchase in April 1993 of 970,668 shares of the Company's common stock for $48.7 million and other significant expenditures totaling $44.6 million as discussed above.

     The effective income tax (benefit) rates (income taxes expressed as a percentage of pre-tax income) were 83.4% and (16.7)% for the three and nine months ended September 30, 1993. The foregoing effective income tax (benefit) rates include the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Revenue Reconciliation Act of 1993, which was recorded in August 1993. The effective income tax (benefit) rate for the nine months ended September 30, 1993 would have been significantly higher (38%) were it not for the write off of goodwill ($39,420,000) related to the impairment of the Company's health insurance systems business in June 1993 (see Note 5 of Notes to Consolidated Financial Statements).

PAGE <19>

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






PAGE <20>

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