Form 10-K/A
period 1992-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-23
CIK 356226

PAGE <1>

RESTATED - SEE "INTRODUCTORY NOTE".

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1992     Commission file number 0-10175

                   POLICY MANAGEMENT SYSTEMS CORPORATION
          (Exact name of registrant as specified in its charter)

            South Carolina                                57-0723125
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

      One PMS Center (P.O. Box Ten)                     29016 (29202)
    Blythewood, S.C. (Columbia, S.C.)                    (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code   (803) 735-4000

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
   Title of each class                       on which registered
Common Stock, par value $.01 per share     New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                    None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,824,082,520 at March 1, 1993 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

  The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 1, 1993 was 23,534,164.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified sections of the registrant's 1992 Annual Report to stockholders are incorporated by reference in Part II hereof.

(2) Specified sections of the registrant's 1993 Proxy Statement in connection with its 1993 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.


PAGE <2>

                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1992.

                                  PART I

ITEM 1.  BUSINESS
                           THE COMPANY

ORGANIZATION AND GENERAL DEVELOPMENT

     Policy Management Systems Corporation ("Company") is a South Carolina corporation incorporated in 1980. Prior to incorporation, the Company operated as the PMS Division of Seibels, Bruce & Company, a wholly-owned subsidiary of The Seibels Bruce Group, Inc., an insurance holding company. At December 31, 1992, the Company had 4,363 full-time employees located in offices throughout North America, Europe and Australia.

     The Company is currently a leading provider of standardized insurance software systems and automation and administration support and information services to the insurance industry.

     Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to property and casualty insurance companies. Since that time, the Company has broadened its software product and services offerings and the marketplace which it serves through the introduction of new internally developed products and services and business and software product acquisitions.

     In 1985, the Company began offering certain information services to assist underwriters and claims professionals in the property and casualty insurance marketplace. Since then, the Company has expanded its operations and information services offerings to the point that it now offers a full range of information services and related data base products to the entire insurance industry.

     In 1986, the Company took its initial step toward becoming a major supplier of automation solutions to providers of life and health insurance by offering software systems and related automation support services designed specifically for the group insurance products of these organizations. Since then, the Company has continued to expand its product and services offerings to this market and is currently recognized as a leader in providing automation solutions to providers of individual and group life and health insurance and managed care, with over 140 customers in that marketplace.

PAGE <3>

    During the early stages of the Company's development, a major portion of the Company's revenues were derived from systems licensing activities (43.7% in 1985). As the Company has continued to enhance its position as a provider of a full range of business solutions, based upon automation, administration support and information, to the entire insurance industry, the portion of the Company's revenues derived from systems licensing activities has steadily declined, representing only 14.9% of total revenues in 1992. The remainder of the Company's revenues are derived primarily from automation and administration support and information services activities.

     The Company has always employed a business strategy of emphasizing stability of revenues by building a larger base of recurring systems licensing and services revenues. As a result of this emphasis, initial license charges, that portion of license charges from systems licensing activities which is recognized as revenue upfront upon execution of a license obligation and delivery of the product, have continually declined, representing only 5.6% of total revenues in 1992, compared to 16.4% in 1985.

     Prior to 1989, the Company and International Business Machines Corporation ("IBM") had worked together under various business arrangements (formal and informal). In 1989, the relationship was strengthened through the acquisition of a 19.8% minority equity interest in the Company for $116.8 million by IBM (see Note 8 of Notes to Consolidated Financial Statements). As part of this transaction and through subsequent additional agreements, IBM and the Company work closely together to develop and market automated solutions for the insurance industry. The Company is currently the only company recognized by IBM as an IBM Insurance Applications Affiliate. This business relationship with IBM has and will continue to enable the Company to expand more rapidly to meet the growing needs of the insurance industry.

SEGMENT INFORMATION

     The Company operates in one business segment, the providing of computer software systems and automation and administration support and information services to the insurance industry. With the exception of the Company's motor vehicle reports service, which is provided as part of its information services offerings and accounted for 14%, 16% and 17% of total revenues in 1992, 1991 and 1990, respectively, no one product or service of the Company accounted for more than 10% of total revenues.

     See Marketing and Customers for revenues pertaining to geographical area.

PAGE <4>
                          PRODUCTS AND SERVICES

     The Company offers over 125 business solutions, which include more than 90 application software systems and a wide range of outsourcing, professional and information services, designed to meet the needs of all sectors of the insurance industry.

     The Company's primary software systems run on medium and large scale IBM computers utilizing most IBM operating systems. In addition, a number of systems run on intelligent workstations.

     Most customers licensing the Company's software systems use the Company's professional services, which are separately charged for and normally provided under separate agreements. Many customers using the Company's information services do not license the Company's software products. Over 100 customers currently utilize the Company's various outsourcing services, which are provided under contracts having terms up to ten years.

SOFTWARE PRODUCTS

     The Company's software products automate most insurance processing functions, as well as various accounting, financial reporting and cash management functions of insurance organizations. The systems have been designed to permit ease of use and provide flexibility in adapting them to a particular customer's requirements and modifying them as business conditions change. The systems are modular in structure and facilitate the application of updates and enhancements and interfacing and integration of the different systems. Most of the systems will operate on either a stand-alone basis or in conjunction with each other. The architecture and technologies contained in the Company's software products have undergone dramatic change during the past several years as the various functions contained in these products have and continue to be adapted to the Company's new generation of integrated systems currently under development, Series III.

     Series III technologies will serve as the platform for the Company's systems for all sectors of the insurance industry for the next several years. A primary objective of Series III is the full
integration of the information and data gathering,   processing,
underwriting,  claims   handling   and reporting  processes  for
providers of all types of insurance to create a true cooperative processing environment where insurance professionals, using advanced intelligent workstations, can process multiple tasks concurrently with minimal clerical support and data entry. The foundation of Series III is the Company's Integrated Application Platform ("IAP"), more fully described below. IAP facilitates the development of systems complying with IBM's Systems Application

PAGE <5>

Architecture ("SAA"), which provides consistent standards for technology, programming, communications and system interfaces and enables portability across and connectivity to multiple computing platforms. Series III uses advanced and emerging technologies such as relational data bases, digitized voice, expert systems and imaging. Series III technologies allow system upgrades, additions and interfaces to be implemented much quicker and at reduced costs, with a minimum of disruption to ongoing operations.
Using relational data bases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III provides a
seamless  flow  of  information   between  insurance agents, branch
offices and home office insurance companies.

     Although development efforts for the initial full release of Series III for all sectors of the insurance industry will continue through 1995, major components of Series III have been delivered since development began in 1987. The BCMS, BCWS, MIS, MWS, MDS, MMS, UWS, UMS, CHS, CWS, LWS, PDSS, AIS, CIS, CIWS, WIP, FMS and IAP systems described below include Series III technologies. The Company currently has 63 Series III customers (property and casualty, life and health, large and small and domestic and foreign) who have licensed various Series III components.

     The following is a detailed description of the Company's current principal software products:

     POLICY MANAGEMENT SYSTEM ("PMS") - PMS, the Company's most comprehensive and widely used mainframe system, performs the functions essential to all phases of the management of property and casualty insurance policies. This system, which supports all lines of business written by property and casualty insurance companies, is designed to reduce paper work dependency, facilitate rapid access to information and improve service. Principal automated functions performed by PMS are policy rating and premium calculation, policy printing, renewal and endorsement generation, claims administration and management, billing and collection and certain reinsurance processing.

     ADVANCED PROCESSING SYSTEM ("APS") - APS is designed to run on IBM's AS/400 computer, providing the basic systems functions (including policy, claims and financial management and reporting) essential to property and casualty insurance companies with annual direct written premiums of up to approximately $100 million.

     BILLING AND COLLECTION MANAGEMENT SYSTEM ("BCMS") - BCMS facilitates efficient management of billing and receivables for all types of insurance policies on both an individual and

PAGE <6>

consolidated basis. The system features user defined pay plans, finance and service charges and delinquency plans and supports payroll deduction plans.

     BILLING AND COLLECTION WORKSTATION ("BCWS") - An intelligent workstation based system designed for use in conjunction with BCMS to capture, maintain, and display billing information.

     INSURANCE MANAGEMENT INFORMATION SYSTEM ("IMIS") - A management information and reporting system that provides premium, loss experience, reinsurance and actuarial reporting to satisfy insurance company management and statutory reporting requirements for property and casualty insurance companies.

     MANAGEMENT INFORMATION SYSTEMS ("MIS") - An on-line system that provides data generation and manipulation capabilities to fulfill the management, annual statement, actuarial, bureau, and other reporting requirements of all types of insurance companies.

     MANAGEMENT WORKSTATION ("MWS") - An intelligent workstation based system designed for use in conjunction with MIS to capture and display management information.

     MANAGEMENT DECISION SUPPORT ("MDS") - MDS provides insurance professionals with the capability to design and run queries against information contained in relational data bases and allows on-line access to current and historical versions of various standard reports.

     MICRO MAINFRAME SYSTEM ("MMS") - An intelligent workstation based system designed to meet the full policy processing and
rating needs of property and casualty insurance companies.   MMS
emulates mainframe functions on a workstation allowing the maintenance of software rating applications that run in either a mainframe or workstation environment.

     UNDERWRITING WORKSTATION ("UWS") - An intelligent workstation based system which provides a seamless flow of underwriting information throughout an insurance organization and fully automates the rate, quote, and policy issuance processes with no need for manual intervention.

     UNDERWRITING MANAGEMENT   SYSTEM   ("UMS") - An integrated
system providing the capability to store and manage policy information in a central location to facilitate the accuracy and consistency of underwriting decisions.

     CLAIMS HANDLING SYSTEM ("CHS") - An intelligent workstation based system which automates most claims handling related functions of property and casualty insurance

PAGE <7>

companies, including claims payments, and facilitates the uploading and downloading of claims information between host and remote computers.

     CLAIMS WORKSTATION ("CWS") - An intelligent workstation based system that completely automates the claims handling processes, as well as providing access to the various claims functions and information in a distributed environment.

     PMS/LIFE - A comprehensive system designed foradministration of individual life, annuity and health insurance policies.

     LIFE WORKSTATION ("LWS") - LWS provides data entry,editing, premium calculation, information retrieval and document preparation support for individual life and health insurance products.

     PRODUCT DEVELOPMENT SUPPORT SYSTEM ("PDSS") - PDSS facilitates and expedites the development of new and modification of existing life and health insurance products by centralizing product rules and information into a building block format for easy, timely access and manipulation. Once product rules and information are input, they can be used for a number of different products.

     GROUP ADMINISTRATION SYSTEM ("GROUP COMM") - A group insurance administration system that automates and consolidates most functions relating to new business and policy maintenance, billing and collection, premium accounting, commissions and reinsurance.

     CLAIMS ADMINISTRATION AND PAYMENT SYSTEM ("CAPS") - CAPS facilitates the administration and payment of claims covered under most health insurance plans. CAPS, with advanced capabilities supporting the cost management and extensive data collection needs of most health insurers, is utilized primarily by large health insurance companies and Blue Cross and Blue Shield organizations.

     CLAIMS ADMINISTRATION SYSTEM ("CAS II") - CAS II supports health insurance cost management programs, such as Preferred Provider Organizations, precertifications and second surgical opinions, and offers easy-to-use processing for claims covered under most health insurance plans.

     GROUP ADMINISTRATION AND BILLING SYSTEM ("ADMIN") - A group health insurance billing and administration system which automates and integrates membership, premium calculation, billing and collection, receivables, arrears and information management. This product is used primarily by large health insurance companies and Blue Cross and Blue Shield organizations.

     PROVIDER ADMINISTRATION AND REIMBURSEMENT SYSTEM ("PA&R") - A system designed to assist group health insurers in tracking health

PAGE <8>

care costs and expenses by provider and facilitate reimbursement thereof.

     MULTIPLE OPTION SOLUTION ("MOS") - A comprehensive series of systems designed for complete administration and management of most indemnity and managed care health products.

     AUTOMATED INFORMATION SYSTEM ("AIS") - An integrated information order, delivery, evaluation, and management platform featuring a mainframe data base that can be accessed by terminals or intelligent workstations via cooperative processing. AIS allows users to access information designed to facilitate the insurance underwriting and claims settlement process from multiple vendors.

     CLIENT INFORMATION SYSTEM ("CIS") - A system which serves as a common repository of information relating to an insurance company's clients and provides an index to other corporate data. CIS bridges computer systems, regardless of the software product and vendor, and displays all business relationships that exist between the client and the insurance company.

     CLIENT INFORMATION WORKSTATION ("CIWS") - An intelligent workstation based system that captures and displays information about any person, company, prospect or provider who has a relationship with an insurance company.

     WORK IN PROCESS ("WIP") - WIP facilitates the management, including tracking, assigning, reassigning and controlling, of all tasks generated in an insurance company environment.

     CORPORATE INVESTMENT MANAGEMENT SYSTEMS ("CIMS") - A series of investment systems designed for managing complex investment portfolios which handles most types of securities and includes portfolio segmentation, asset valuation and complete accounting control capabilities. These systems, which will operate on a stand-alone basis or in conjunction with each other, may be used by all types of insurance companies.

     FINANCIAL MANAGEMENT SYSTEM ("FMS") - An integrated accounting and financial reporting system which includes general ledger and budgeting capabilities, distribution of income and expense data by categories and the preparation of a variety of financial and accounting reports.

     INTEGRATED APPLICATION PLATFORM ("IAP") - A technicalplatform which, using cooperative processing technologies, provides the capability to develop applications and link software systems, whether they be those of the Company or another party, that take advantage of IBM's Systems Application Architecture ("SAA").

PAGE <9>

SERVICES

 The following is a detailed description of the Company's current principal services offerings:

     OUTSOURCING SERVICES - The Company offers a full complement of outsourcing services from its four shared data centers located in Columbia, Dallas, London and Sydney, Australia. These services range from providing processing capabilities for unique, highly regulated lines of business such as Massachusetts automobile, Texas personal lines and automobile assigned risk plans; to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis; to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support.

     INFORMATION SERVICES - The Company offers a wide range of information services which are packaged to facilitate efficient review and use and may be ordered and received on an automated basis through the Company's nationwide telecommunications network using the Company's database products. These information services, which are designed to assist insurance professionals in making better decisions about risk selection, pricing and claims settlement, currently include motor vehicle (driving record) reports, undisclosed driver information, driver mileage verification, claims histories, credit reports and histories, property inspection and valuation reports, property claims estimating, premium audits, physician reports and medical histories.

     PROFESSIONAL SERVICES - In addition to the services described above, the Company offers a full range of professional services to assist customers in attaining the most effective use of their systems. These services include systems implementation and integration assistance and consulting and education.

PAGE <10>

                         MARKETING AND CUSTOMERS

     The Company markets its products and services to approximately 3,200 property and casualty insurance companies, over 6,000 life and health providers and independent agents and adjusters in the United States and Canada. In addition, the Company offers its software products and automation and administration support services in 23 foreign countries. At December 31, 1992, the Company was providing its information services to more than 9,000 insurance companies, agents and adjusters and had a total of 3,183 software systems licenses in force. No individual customer accounted for more than 10% of total revenues in any of the three years ended December 31, 1992.

     The Company markets its products and services through a staff of 180 employees, including salesmen and marketing support personnel, most of whom are specialists in the insurance industry and data processing. The Company's marketing force works extensively with each prospective customer, analyzing its specific requirements. Consequently, this process may extend over several months for a prospective customer looking for a major automation, administration support or information solution.

     In addition to its own software products, the Company markets certain software products of other parties to its customers. Typically, these products are designed to perform noninsurance specific functions or to improve the control and productivity of computer resources.

     The majority of the Company's revenues are generated from
products and services provided in the United States. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United
States and foreign countries.
                                   Percent of Revenue
                                 Year ended December 31,
                               1992       1991       1990
                            (Restated) (Restated) (Restated)
     United States............ 84.5       88.3       89.3
     Canada...................  3.5        3.6        4.3
     Europe...................  8.3        5.7        5.5
     Asia.....................  3.7        2.4         .9

     Pursuant to a Development and Marketing Agreement entered into between the Company and IBM in connection with IBM's acquisition of an equity interest in the Company in 1989 and later expanded upon (see Note 8 of Notes to Consolidated Financial Statements), IBM, in addition to providing the Company with certain assistance in developing certain of its software products (see Product Development), works with the Company in identifying and developing

PAGE <11>

additional software applications for the insurance industry, offering combined software and services solutions to mutual customers and establishing joint sales and marketing programs to promote applications software and services to the insurance industry, particularly in the international and large company marketplace. This close relationship with IBM has and will continue to assist the Company in accelerating the development and marketing of its products and services worldwide.

PAGE <12>

                                 LICENSING

     The Company's revenues are generated primarily by licensing to customers standardized insurance software systems and providing automation, administrative and information services to the insurance industry.

     Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge grants a right to use the software system available at the time the license is signed. The monthly license charge provides access to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide any additions or modifications to the licensed systems, which the Company may deliver from time to time to licensees of those systems if an when they become generally available. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

     The Company provides professional support services, including systems implementation and integration assistance and consulting and educational services, which are available under services agreements and charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements.

     The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to automated information services through the Company's North America telecommunications network using the Company's database products. Outsourcing services are typically provided under contracts having terms from three to ten years.

PAGE <13>

                                COMPETITION

     The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of comprehensive insurance software systems and automation and administration support and information services to the insurance industry. Competition is on the basis of service, price and technological advances. Property and casualty insurers who internally develop systems similar to those of the Company, along with their affiliates, are not likely to become customers of the Company. To the Company's knowledge, no such in-house systems are being marketed to other companies. There are certain providers of life and health insurance who have internally developed systems similar to those of the Company and market these systems to other companies. There are also a number of independent companies who offer software systems which perform one or more of the functions performed by the Company's systems.

     There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, who have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company.

     There are a number of companies who provide information services similar to those provided by the Company to the insurance industry. These companies, especially the larger ones, present a significant competitive challenge to the Company's information services business growth, but the Company believes that it can meet this challenge through its knowledge of the insurance industry and its ability to meet the customer's needs.

     The Company believes that the most important considerations for potential consumers of its products and services are product capability, ease of installation and use, reliability and quality of technical support, documentation and training, integration of the products and services capabilities and the experience and financial stability of the Company.

PAGE <14>

                            PRODUCT DEVELOPMENT

     The history of the automated data processing industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products and services, as well as modify and enhance them to accommodate changes to, and to insure compatibility with, hardware and software. To date, the Company has been able to adapt its products to such changes, and the Company believes that it will be able to do so in the future. The Company must continually ensure that its products meet the needs of its customers in the ever-changing marketplace. Accordingly, the Company has continually enhanced, improved, adapted and added new features to its products, in addition to developing new, additional products.

     An example of the Company's continuing product development efforts to ensure that it is in a position to meet the growing automation needs of the insurance industry is the Company's new generation of systems, Series III (see Products and Services, Software Products). The Company's efforts on Series III development have been further enhanced by IBM, pursuant to the Development and Marketing Agreement between the Company and IBM (see Marketing and Customers), providing the Company with certain machines, programs and services to assist in the continuance of the Company's conversion of its major insurance industry applications software to IBM's System Applications Architecture ("SAA") requirements and the development of other SAA based insurance industry applications software.

     In an effort to maintain and strengthen its competitive position, the Company expends substantial amounts on internal product development. Expenditures for internal product development, which were capitalized, were $24.3 $28.7 and $27.8 million in 1992, 1991 and 1990, respectively, representing 5.0%, 7.0% and 8.1%, respectively, of total revenues. In addition to its continuing development efforts, the Company has, in the past several years, expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace. The Company acquired software products with a cost basis of $17.7, $1.6 and $1.8 million in 1992, 1991 and 1990, respectively, representing 3.5%, .4% and .5%, respectively, of total revenues. The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

PAGE <15>

ITEM 2.  PROPERTIES

     The Company owns its Columbia, South Carolina, headquarters complex and 145 acres of land on which the facility is located. In early 1993, the Company completed construction of a 176,000 square foot addition to its corporate headquarters costing $16.2 million. The Company leases space for its regional and branch offices under various leases. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     The Company, throughout its data centers located in North America, Europe and Australia, utilizes 16 large to small-scale mainframe computers. All computers are owned or held under long-term leases. In total, these computers have 3,814 megabytes of memory and are capable of processing approximately 458.2 million instructions per second. The Company is currently utilizing 80% to 85% of this capacity. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     The Company relies upon contract, intellectual property, copyright and other bodies of law to protect its products as trade secrets and confidential proprietary information. The Company's license agreements restrict disclosure to third-parties and the use of its systems by customers to their own operations. The Company also informs each of its employees of the proprietary nature of its products and obtains an agreement not to disclose proprietary information. Notwithstanding those restrictions, it may be possible for competitors of the Company to obtain copies of its products. The Company actively attempts to protect its trade secrets and rigorously enforces the nondisclosure provisions of its license agreements. The Company has registered service marks or pending applications for registration for all of its primary software products.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending nor threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None

PAGE <16>

                   EXECUTIVE OFFICERS OF THE REGISTRANT


Name                 Age    Position

G. Larry Wilson       46    Chairman of the Board, President and
                            Chief Executive Officer
David T. Bailey       46    Executive Vice President
Charles E. Callahan   44    Executive Vice President
Donald A. Coggiola    53    Executive Vice President
Robert L. Gresham     50    Executive Vice President, Secretary
                            and Treasurer
Bernard C. Mazon      43    Executive Vice President
Jeffrey S. Bragg      44    Senior Vice President
James P. Brown        46    Senior Vice President and
                            General Counsel

     G. Larry Wilson - President and Chief Executive Officer of the Company since 1980 and Chairman of the Board (since 1985). Has had overall responsibility for management of the Company since its inception. Director of The Seibels Bruce Group, Inc., Columbia, South Carolina.

     David T. Bailey - Executive Vice President (since 1986).
Responsible for the Property and Casualty Insurance Group.
Employed by the Company since 1981.

     Charles E. Callahan - Executive Vice President (since 1989).
Responsible for the Life Insurance Group. Employed by the Company since 1983.

     Donald A. Coggiola - Executive Vice President (since 1986).
Responsible for the Industry Markets Group.  Employed by the
Company since 1979.

     Robert L. Gresham - Executive Vice President, Secretary and
Treasurer (since 1986). Responsible for the Operations Group.
Employed by the Company since 1978.

     Bernard C. Mazon - Executive Vice President (since 1990).
Responsible for the Health Insurance Group. Employed by the Company since 1987.

     Jeffrey S. Bragg - Vice President (1987 to January 1993) and
Senior Vice President (since January 1993). Responsible for the
Insurance Services Group. Employed by the Company since 1987.

     James P. Brown - General Counsel (since 1986) and Senior Vice President (since January 1992). Employed by the Company since
1982.

PAGE <17>

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON  EQUITY  AND  RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded on the New York Stock Exchange, symbol PMS. The Company has never paid or declared a
cash dividend on its common  stock.   The following table sets
forth for the calendar periods indicated the high and low market prices for the Company's common stock.


                                                     1992
                                                 High     Low

First Quarter................................  $73      $63
Second Quarter...............................   70 5/8   59 3/4
Third Quarter................................   76 1/2   62 5/8
Fourth Quarter...............................   83 1/2   71 1/2


                                                     1991
                                                 High     Low

First Quarter................................  $52      $39 3/8
Second Quarter...............................   51       43 3/8
Third Quarter................................   55 1/2   47 1/4
Fourth Quarter...............................   66 3/8   51 3/4



Title of Class

Common Stock, $.01 par value


Number of Record Holders as of March 31, 1993
1,327

PAGE <18>

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                         (Unaudited) (Unaudited) (Unaudited)
                               (Restated) (Restated)  (Restated)  (Restated)
Results of Operations             1992       1991        1990        1989
                                  (In Thousands, Except Per Share Data)

Revenues........................$489,261   $411,156   $341,692   $262,271
Operating income................  78,971     63,659     51,207     43,046
Other income and expenses, net..  11,792      9,117      4,222      2,257
Income before income taxes......  90,763     72,776     55,429     45,303
Net income......................$ 61,522   $ 47,596   $ 37,166   $ 29,741

Net income per share............$   2.65   $   2.21   $   1.92   $   1.77
Fully diluted net income
   per share....................    -      $   2.14   $   1.80   $   1.66


Financial Condition
Cash and equivalents and
   marketable securities......  $238,522   $197,414   $152,994   $143,834
Working capital...............   286,687    232,245    200,098    193,808
Total assets..................   706,942    632,692    529,249    476,580
Long-term debt and capital
   lease obligations..........     6,001      5,976    102,633    103,151
Total liabilities.............   127,866    132,813    201,841    188,631
Stockholders' equity..........   579,076    499,879    327,408    287,949



The above data should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Annual
Report on Form 10-K.

PAGE <19>

ITEM 7. MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended have been audited and are restated herein. The consolidated balance sheet as of December 31, 1991, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1991 and 1990 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1991, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

                           Results of Operations

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase for those items from the previous year.

                    Percentage of Revenues  Percent Increase
                      1992   1991   1990      1992   1991   1990
Revenues............ 100.0% 100.0% 100.0%     19.0%  20.3%  30.3%
Operating income....  16.1%  15.5%  15.0%     24.1%  24.3%  19.0%
Income before
  income taxes......  18.6%  17.7%  16.2%     24.7%  31.3%  22.4%
Net income..........  12.6%  11.6%  10.9%     29.3%  28.1%  25.0%

Revenues
     Total licensing revenues were $73.0, $76.0 and $70.4 million in 1992, 1991 and 1990, respectively, representing 14.9%, 18.5% and 20.6% of total revenues. Total licensing revenues for 1992 decreased $3.0 million (3.9%) compared to 1991, due primarily to a reduction in initial license revenues ($6.4 million) related primarily to a decrease in the property and casualty insurance systems business. This decrease was partially offset by increased revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses of $3.4 million (8.1%) compared to 1992. Total licensing revenues for 1991 increased $5.6 million (8.0%) compared to 1990, due primarily to an increase in initial license charges ($3.5 million), and an increase in MESA revenue ($2.1 million) related primarily to both the health and life insurance systems businesses.

     Total services revenues were $416.3, $335.2 and $271.3 million in 1992, 1991 and 1990, respectively, representing 85.1%, 81.5% and

PAGE <20>

79.4% of total revenues. Changes in the total services revenue were affected by activities in professional, outsourcing and information services, as described more fully below.

     Total revenues from professional and outsourcing servces for 1992 were $256.9 million as compared with $185.9 million for 1991. This $71.0 million increase is primarily attributable to policy management and processing services to the New Jersey Market Transition Facility (MTF) project, facilities management and outsourcing contracts in Europe and Australia and several new outsourcing contracts in the United States. Revenues from professional and outsourcing services increased $26.5 million for 1991 compared to 1990. This increase was primarily attributable to policy management and processing services to the MTF project and to an increase in professional services for both the life and health insurance systems businesses.

     Revenues from information services were $154.8, $147.3 and $109.2 million for 1992, 1991 and 1990, respectively. The increase between these years is primarily attributable to the acquisition of PMS, Inc. (PMSI) of Waco, Texas, effective November 1, 1990 and to an increase in new business associated with automobile property and casualty information services. PMSI provides information services, particularly attending physician statements and personal medical history interviews primarily to life insurers throughout the United States. Increases related to this acquired business were $7.2 and $34.2 million for 1992 and 1991, respectively. These increases, however, were partially offset by a reduction in property and casualty information services revenue associated with risk services.

Costs and Expenses
     Employee compensation and benefits expense increased $10.9 million for 1992 compared to 1991, primarily as a result of increased costs associated with European and Australian facilities management and outsourcing contracts. The increase in employee compensation and benefits expenses of $15.6 million for 1991 compared to 1990 results primarily from the acquisition of PMSI, effective November 1, 1990.

     Computer and communications expenses increased $8.9 million for 1992 compared to 1991 and $3.5 million for 1991 compared to 1990. These increases were primarily related to increased costs associated with policy management and processing services, principally the MTF project and to European and Australian facilities management and outsourcing contracts.

     Information services and data acquisition costs increased
$13.5 million to $92.8 million for 1992 compared to $79.3 million for 1991. The 1991 total reflects an increase of $25.6 million

PAGE <21>

compared to 1990. These increases are due primarily to the acquisition of PMSI, effective November 1, 1990, and to an increase in the volume of state fees for motor vehicle reports, related to new business, which is part of the Company's property and casualty information services business.

     Other operating costs and expenses for 1992 increased $29.4 million compared to 1991 and increased $12.4 million for 1991 compared to 1990. These increases result primarily from increased costs associated with providing total policy management outsourcing services, principally the New Jersey MTF, costs associated with European and Australian facilities management and outsourcing contracts and to a lesser extent, the acquisition of PMSI.

     Interest expense decreased $2.7 million for 1992 compared to 1991 and decreased $2.8 million for 1991 compared to 1990. These decreases resulted from the redemption of the Company's $100 million, 5.5% Convertible Subordinated Debentures in May 1991. Interest expense relating to this debt was $2.2 and $5.6 million in 1991 and 1990, respectively.

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.2%, 34.6% and 32.9% for the years ended December 31, 1992, 1991 and 1990, respectively. The decrease in the effective rate between 1992 and 1991 was due primarily to an increase in nontaxable investment income. The increase in the effective rate between 1991 and 1990 was due primarily to an increase in amortization of goodwill relating to business acquisitions, which is not deductible for income tax purposes, and a decrease in research and experimentation tax credits.

                      Liquidity and Capital Resources

                                                  December 31,
                                                 1992     1991
                                                  (In Millions)
Cash and equivalents and marketable
  securities..................................  $238.5   $197.4
Current assets................................   343.9    299.8
Current liabilities...........................    57.2     67.5
Working capital...............................   286.7    232.3
Cash provided by operations...................   107.8     83.6
Cash used for investing activities............  (127.4)   (85.6)
Cash provided by financing activities.........    12.2     13.7

     The Company's financial condition remained strong at December 31, 1992. Working capital was $286.7 million, including cash, cash equivalents and marketable securities of $238.5 million as compared to $197.4 million at December 31, 1991, a net increase of $41.1

PAGE <22>

million. Significant expenditures during 1992 included:
acquisition of data processing and communications equipment, support software and office furniture and equipment used in the Company's operations ($43.5 million); acquisition of businesses and software products, including debt and contingency payments relating to past business acquisitions ($10.3 million); and payments for construction of additional office facilities at the Company's corporate headquarters ($9.4 million).

     Significant nonrecurring expenditures anticipated for 1993 are as follows: acquisition of data processing and communications equipment, support software and office furniture and fixtures ($35.8 million); acquisition of software products and debt and contingency payments relating to past business acquisitions ($13.6 million); and completion of construction of additional office and dining facilities at the Company's corporate headquarters to accommodate the Company's continued rapid growth ($2.1 million). The Company believes that current cash and investment reserves and cash to be provided by operations will be sufficient to satisfy its existing and presently anticipated operating and capital resource needs.

     The Company has historically used the cash generated from operations for the following: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations will be able to meet presently anticipated needs; however, the Company may also consider incurring debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.

PAGE <23>

Seasonality and Inflation
     The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income could be expected to vary at times. This is attributable principally to the timing of customers entering into license agreements with the Company and fluctuations in the amount of certain information services used by customers, principally during holiday seasons and periods of severe weather. The Company is unable to control the timing of these decisions or fluctuations.

     Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for the Company's products and services, the Company attempts to recover increases in costs by periodically increasing prices. Additionally, most of the Company's license agreements and long-term services agreements provide for annual increases in charges.

PAGE <24>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Index to Consolidated Financial
                     Statements and Supplementary Data


                                                                       Page

Report of Independent Accountants........................     25

Consolidated Financial Statements and Notes:

  Consolidated Statement of Operations for the years
     ended December 31, 1992, 1991 and 1990..............     26

  Consolidated Balance Sheets as of
     December 31, 1992 and 1991..........................     27

  Consolidated Statement of Changes in
     Stockholders' Equity for the years ended
     December 31, 1992, 1991 and 1990....................     28

  Consolidated Statement of Cash Flows for the
     years ended December 31, 1992, 1991 and 1990........     29

  Notes to Consolidated Financial Statements.............     30

Quarterly Consolidated Results of
  Operations.............................................     44


Supplemental Schedules:

  Schedule I - Marketable Securities.....................     46

  Schedule V - Property and Equipment....................     47

  Schedule VI - Accumulated Depreciation and
     Amortization of Property and Equipment..............     49

  Schedule X - Supplementary Income
     Statement Information...............................     51

     Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

PAGE <25>

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Policy Management Systems Corporation

     We have audited the accompanying consolidated balance sheet of Policy Management Systems Corporation and subsidiaries as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     As further discussed in Note 2 to the consolidated financial statements, management discovered certain errors in the Company's previously issued financial statements. Accordingly, the balance sheet and the statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1992 have been restated to reflect the correction of these errors.

     In 1993, lawsuits were filed against the Company and certain of its present and former officers and directors alleging violation of securities laws as well as negligent misrepresentation. In addition, the Securities and Exchange Commission is conducting an investigation into possible violations of Federal securities laws. These issues are further discussed in Note 5 to the consolidated financial statements. Management cannot predict the ultimate impact of these actions on the consolidated financial statements. Accordingly, no provisions have been made in the consolidated financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia                                   Coopers & Lybrand L.L.P.
September 6, 1994

PAGE <26>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                       Year Ended December 31,
                                                       1992       1991       1990
                                                    (Restated) (Restated) (Restated)
                                                                          (Unaudited)
                                                (In Thousands, Except Per Share Data)
Revenues
Licensing............................................$ 73,007  $ 75,988  $ 70,376
Services............................................. 416,254   335,168   271,316
                                                      489,261   411,156   341,692
Costs and Expenses
Employee compensation and benefits..................  168,144   157,249   141,699
Computer and communications expenses................   39,656    30,717    27,189
Information services and data acquistion costs......   92,827    79,282    53,731
Other operating costs and expenses..................  109,663    80,249    67,866
                                                      410,290   347,497   290,485

Operating income....................................   78,971    63,659    51,207

Other Income and Expenses:
  Investment income.................................   12,073    11,715    11,047
  Gain on sale of marketable securities.............    1,046     1,456        19
  Interest expense and other charges................   (1,327)   (4,054)   (6,844)
                                                       11,792     9,117     4,222

Income before income taxes..........................   90,763    72,776    55,429

Income taxes........................................   29,241    25,180    18,263

Net income.......................................... $ 61,522  $ 47,596  $ 37,166

Net income per share................................ $   2.65  $   2.21  $   1.92

Fully diluted net income per share..................     -     $   2.14  $   1.80



See accompanying notes.


PAGE <27>


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                                 1992          1991
                                                             (As Restated) (As Restated)
                                                                            (Unaudited)
                                                         (In Thousands, Except Share Data)
Assets
Current assets:
  Cash and equivalents........................................$ 31,959       $ 39,609
  Marketable securities....................................... 206,562        157,805
  Receivables, net of provisions for uncollectible amounts
     of $1,630 ($1,198 at 1991)...............................  86,479         87,398
  Income taxes receivable.....................................   2,891          1,117
  Deferred income taxes.......................................   8,083          6,981
  Other.......................................................   7,939          6,840
     Total current assets..................................... 343,913        299,750

Property and equipment........................................ 131,696        117,908
Receivables...................................................  22,252         11,568
Note receivable...............................................     -            9,500
Intangibles................................................... 100,792        105,874
Capitalized software costs....................................  99,414         77,669
Deferred income taxes.........................................   2,580            -
Other.........................................................   6,295         10,423
        Total assets..........................................$706,942       $632,692

Liabilities

Current liabilities:
  Accounts payable and accrued expenses.......................$ 37,022       $ 51,523
  Accrued contract termination costs..........................   4,008          1,095
  Current portion of long-term debt...........................   3,670          3,689
  Unearned revenues...........................................  11,500          9,204
  Other.......................................................   1,026          1,994
     Total current liabilities................................  57,226         67,505

Long-term debt................................................   6,001          5,976
Deferred income taxes.........................................  56,112         50,897
Other.........................................................   8,527          8,435
     Total liabilities........................................ 127,866        132,813


Commitments and contingencies (Note 4)

Stockholders' Equity

Special stock, $.01 par value, 5,000,000 shares authorized....     -              -
Common stock, $.01 par value, 75,000,000 shares authorized,
  23,524,197 shares issued and outstanding (23,054,713
  at 1991)....................................................     235            231
Additional paid-in capital.................................... 307,906        289,314
Retained earnings............................................. 272,766        211,244
Foreign currency translation adjustment.......................  (1,831)           -
Unrealized loss on marketable equity securities...............    -              (910)
     Total stockholders' equity............................... 579,076        499,879

        Total liabilities and stockholders' equity............$706,942       $632,692


See accompanying notes.


PAGE <28>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Unrealized
                                          Addi-                  Foreign       Loss on
                                          tional                 Currency     Marketable
                                 Common   Paid-In    Retained   Translation    Equity
                                 Stock    Capital    Earnings   Adjustment    Securities    Total
                                                   (In Thousands)
Balance, December 31, 1989,
  as previously reported.......  $193    $161,275    $123,601    $    -       $    -      $285,069
Effect of restatement
  attributable to prior years..   -           -         2,880         -            -         2,880


Balance, December 31, 1989,
  as restated (unaudited)......   193     161,275     126,481         -            -       287,949
Net income.....................   -           -        37,167         -                     37,167
Stock options exercised........     1       3,651         -           -            -         3,652
New York Stock Exchange
  listing expenses.............   -          (200)        -           -            -          (200)
Unrealized loss on
  noncurrent marketable
  equity securities............   -           -           -           -         (1,160)     (1,160)
                                 ____    ________    ________    ________     ________     _______
Balance, December 31, 1990,
  as restated (unaudited)......   194     164,726     163,648         -         (1,160)    327,408
Net income.....................   -           -        47,596         -            -        47,596
Stock issued under incentive
  compensation plan............   -         1,522         -           -            -         1,522
Stock options exercised........     9      25,270         -           -            -        25,279
Conversion of convertible
  debentures...................    28      97,796         -           -            -        97,824
Decrease in unrealized loss on
  noncurrent marketable equity
  securities...................   -           -           -           -            250         250
                                 ____    ________    ________    ________     ________     _______
Balance, December 31, 1991,
  as restated (unaudited)......   231     289,314     211,244         -           (910)    499,879
Net income.....................   -           -        61,522         -            -        61,522
Stock options exercised........     4      18,592         -           -            -        18,596
Transfer of marketable
  equity securities to
  current portfolio............   -           -           -           -            910         910
Foreign currency translation
  adjustment...................   -           -           -        (1,831)          -       (1,831)

Balance,December 31, 1992,
  as restated..................  $235   $307,906    $272,766     $ (1,831)    $   -       $579,076


See accompanying notes.


PAGE <29>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended December 31,
                                                            1992        1991        1990
                                                         (Restated)  (Restated)  (Restated)
                                                                    (Unaudited) (Unaudited)
                                                                   (In Thousands)
Operating Activities
 Net income/(loss).....................................  $ 61,522     $47,596     $ 37,167
 Adjustments to reconcile net income/(loss) to net
  cash provided by operating activities:
    Depreciation and amortization......................    51,104      41,538       40,636
    Deferred income taxes..............................     2,178       6,154       10,138
    Gain on sale of marketable securities..............       -        (1,456)         (33)
    Provision for uncollectable accounts...............       712         -            -
  Changes in assets and liabilites
    Receivables........................................   (11,878)    (16,632)       6,342
    Income taxes receivable............................    (1,774)      3,961        1,056
    Accounts payable and accrued expenses..............    (1,108)      6,033       (2,297)
    Income taxes payable...............................       160         (17)         -
  Other, net...........................................     9,765      (3,550)      (7,406)
       Cash provided by operations.....................   107,831      83,627       85,603

Investing Activities
  Increase in marketable securities.....................  (48,382)    (32,722)     (12,852)
  Acquisition of property and equipment.................  (56,011)    (20,664)     (37,222)
  Capitalized internal software development costs.......  (24,344)    (28,713)     (27,795)
  Purchased software....................................   (5,702)       (623)      (1,461)
  Proceeds from disposal of property and equipment......    4,307       1,705          162
  Business acquisitions.................................   (2,194)     (9,215)      (7,111)
       Cash used for investing activities............... (127,427)    (85,598)     (86,279)

Financing Activities
  Payments on capital lease obligations.................     (467)     (1,887)      (1,532)
  Payments on long-term debt............................   (2,066)     (3,169)      (2,926)
  Issuance of common stock under stock
   option plans.........................................   14,692      18,725        3,652
  New York Stock Exchange listing expenses..............      -           -           (200)
       Cash provided (used) by financing activities.....   12,159      13,669       (1,006)

Effect of exchange rate changes on cash.................     (213)        -            -
Net increase (decrease) in cash and equivalents.........   (7,650)     11,698       (1,682)
Cash and equivalents at beginning of year...............   39,609      27,911       29,593
Cash and equivalents at end of year..................... $ 31,959    $ 39,609     $ 27,911

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisitions................ $  2,187    $  9,918     $  3,488
  Reduction in long-term debt resulting from
   conversion of convertible debentures into
   common stock.........................................       -      (99,983)         -

Supplemental Information
  Interest paid.........................................      958       5,431        6,109
  Income taxes paid.....................................   25,126      11,033        9,643


See accompanying notes.


PAGE <30>

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The consolidated balance sheet as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended have been audited and are restated herein. The consolidated balance sheet as of December 31, 1991 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1991 and 1990 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1991, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented.

Segment Information
     The Company operates in one business segment, the providing of computer software systems and related automation and administration support and information services to the insurance industry. No customer accounted for more than 10% of revenues in 1992, 1991 or 1990.

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

PAGE <31>

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

     The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services through the Company's nationwide telecommunications network using the Company's database products. Outsourcing services are typically provided under contracts having terms from three to ten years. Revenues from substantially all outsourcing and information services are recognized at the time the service is performed.

     The Company adopted the provisions of the Statement of Position for "Software Revenue Recognition" of the American Institute of Certified Public Accountants effective January 1, 1992. Application of these provisions resulted in revenues and earnings which approximated those of the Company under previous revenue recognition practices.

Marketable Securities
     Interest bearing marketable securities are stated at amortized cost, which approximates market value. Current marketable equity securities are stated at the aggregate of lower of cost or market and a valuation allowance is provided for the excess, if any, of cost over market. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments. Gains or losses on marketable securities are determined on the specific identification method. Marketable securities consist of the following:

PAGE <32>
                                                 December 31,
                                               1992      1991
                                                     (Unaudited)
                                                (In Thousands)
U.S. Government and Agency securities....   $  9,072   $10,021

Corporate notes..........................        -       1,000

Municipal bonds and notes................    197,115    46,784

Equity securities........................        375       -
    Total................................   $206,562  $157,805

     Investment securities with original maturities of three months or less at the time of acquisition are considered cash equivalents.

     Marketable equity securities held for long-term investment are included in other noncurrent assets at market value and a reserve for unrealized gains or losses thereon is included in stockholders' equity.

Property and Equipment
     Property and equipment, including certain equipment acquired under capital leases, are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Assets acquired under capital leases are amortized over the term of the related lease.

Computer Software
     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS 86), certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $13.3, $10.9 and $2.3 million for the years ended December 31, 1992, 1991, and 1990, respectively.

PAGE <33>

     As part of the Company's restatement of its prior years' retained earnings (see Note 2), additional software costs in the cumulative amount of $30.5 million ($18.9 million net of tax) were capitalized as of December 31, 1992 ($28.3 million as of December 31, 1991). A detailed study of all software-related expenditures dating back to December 15, 1988 indicated significant misallocation and overexpensing of development costs. This error relating to under-capitalization of software development costs was due to certain weaknesses in the Company's then existing cost accounting and accumulation system which did not capture all appropriately capitalizable costs as defined in FAS 86. The additional capitalized costs include both elements of direct and indirect costs as described above as required by FAS 86. All of the additional capitalized software costs are related to the Company's property and casualty business software systems. Additional development costs relating to the Company's internally developed Series III life systems were not capitalized because all the conditions of FAS 86 were not met. No significant software development costs were capitalized for the Company's health insurance business.

     For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an estimated useful life of four years. Amortization charged to expense was $20.3, $18.4 and $18.7 million for the years ended December 31, 1992, 1991 and 1990, respectively.

Capitalized software costs are as follows:
                                                 December 31,
                                              1992        1991
                                                      (Unaudited)
                                                (In Thousands)

Internally developed software.............  $ 99,628    $ 91,950
Purchased software........................    41,014      23,304
                                             140,642     115,254
Less:  Accumulated amortization...........   (41,228)    (37,585)
Capitalized software costs................  $ 99,414    $ 77,669

Income Taxes
     In 1992, the Company adopted the provisions of Statement No. 109, "Accounting for Income Taxes", ("Statement 109") of the Financial Accounting Standards Board. Under Statement 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets and certain software development costs and revenues. Although this change had no impact on the calculation of

PAGE <34>

the Company's total income tax provision or net deferred income taxes, the classification of certain deferred income tax liabilities and assets as either current or noncurrent changed and consolidated balance sheets for prior periods have been restated to reflect these changes.

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

     Fully diluted net income per share is based upon the weighted average number of common shares plus common stock equivalents outstanding and gives effect to the assumed conversion of all outstanding convertible debt until actually converted or redeemed in May 1991 (see Note 5). Had conversion or redemption occurred on January 1, 1991, net income per share would have approximated fully diluted net income per share for 1991.

     The weighted average number of shares used in computing income per share amounts is as follows:

                                               Year Ended December 31,
                                          1992           1991          1990
                                                     (Unaudited)   (Unaudited)
Net income per share.................  23,236,455     21,567,575    19,364,453
Fully diluted net income per share...      -          22,895,007    22,631,642

Foreign Currency Translation
     The local currencies of the Company's foreign subsidiaries have been determined to be the functional currencies. Assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates, resulting translation gains and losses are included as an adjustment to stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

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

PAGE <35>

accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report.

     The components, net of related tax effects, of the cumulative adjustment to retained earnings as of December 31, 1992, are as follows:
                                    Increase (Decrease) to
                                       Retained Earnings
                                        (In Thousands)
     Elimination of revenue related
       to a contingent contract that
       that was cancelled............... $  (820)
     Deferral of revenues due to
       changes in timing of revenue
       recognition......................  (8,408)
     Reduction of expenses due to
       capitalization of certain
       software costs (see Note 1)......  18,863
     Recognition of expenses due
       to changes in timing of
       expense accrual..................  (1,622)
     Reserve for losses on certain
       services contracts...............  (5,536)
     Reduction of current income tax
       liability due to previously
       unrecorded tax credits...........   2,580
     Cumulative retained earnings
       as of December 31, 1992.......... $ 5,057

     In February 1994, the Company engaged independent accountants to audit the Company's consolidated financial statements as of and for the twelve months ended December 31, 1993 and 1992.

     As a result of the 1992 audit, the Company determined the specific prior period or periods in 1992 affected by the above adjustments and also determined that retained earnings previously reported as of December 31, 1991 required adjustment.

     The components (net of related tax effects) of the adjustment to previously reported net income for the years ended December 31, 1992, 1991 and 1990 are as follows:

PAGE <36>

                                Increase (Decrease) to Net Income
                                   1992      1991        1990
                                          (Unaudited) (Unaudited)
                                          (In Thousands)
Elimination of revenue related
  to a contingent contract that
  that was cancelled.............$  (820)  $   -       $    -
Deferral of revenues due to
  changes in timing of revenue
  recognition....................  (2,331)   (1,088)    (2,653)
Reduction of expenses due to
  capitalization of certain
  software costs (see Note 1)....   1,557     4,668      3,594
Recognition of expenses due
  to changes in timing of
  expense accrual................   3,365      (364)      (833)
Reserve for losses on certain
  services contracts.............  (2,179)   (3,196)      (123)
Reduction of current income tax
  liability due to previously
  unrecorded tax credits.........   2,580       -          -
Net income adjustment............ $ 2,172   $    20    $   (15)

Adjustment per share............. $   .10   $   -      $   -

     The net income adjustment for the years ended December 31, 1991 and 1990 had no effect on net income per share as previously reported.

     The components, net of related tax effects, of the cumulative adjustment to retained earnings as of December 31, 1989, are as follows:
                                   (Unaudited)
                               Increase (Decrease)
                               to Retained Earnings
                                 (In Thousands)
Deferral of revenues due to
  changes in timing of revenue
  recognition...................... $(2,336)
Reduction of expenses due to
  capitalization of certain
  software costs (see Note 1)......   9,044
Recognition of expenses due
  to changes in timing of
  expense accrual..................  (3,791)
Reserve for losses on certain
  services contracts...............     (37)
Cumulative retained earnings
  as of December 31, 1989.......... $ 2,880

PAGE <37>

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


NOTE 3.  ACQUISITIONS

     Since January 1986, the Company has acquired twenty-nine businesses. These business acquisitions have assisted the Company in establishing itself as a leading provider of a full range of automation, administration support and information solutions to the entire insurance industry. The aggregate consideration for these acquisitions was $3,600,000 in 1992 ($5,900,000 in 1991 and
$9,100,000 in 1990) in cash and interest bearing promissory notes, plus contingent future cash payments for certain acquisitions.

     Effective March 31, 1992, the Company acquired the CAPSIL business and operations of Capsco-Pallm Systems, Inc. ("CAPSCO") of Indianapolis, Indiana, for an aggregate consideration of $3,600,000 in cash and an interest bearing promissory note. CAPSCO provides software applications designed for use by life and health insurance companies.

     These business acquisitions have been accounted for under the purchase method. Accordingly, the results of operations for each of these acquired businesses are included in the consolidated statements of income since the effective dates of the respective acquisitions.

     In addition to business acquisitions, the Company has on occasion acquired data processing facilities and equipment and related assets and paid a contract acquisition premium in consideration of customers entering into major, long-term outsourcing arrangements with the Company.

     Intangibles include the excess of the acquisition cost over the fair value of net assets acquired for acquisitions of $83,093,000 at December 31, 1992 ($80,322,000 at 1991), which is being amortized on a straight-line basis over 25 years. The remainder of intangibles consists of assets, primarily customer lists and contracts in force, relating to acquisitions of $48,247,000 at December 31, 1992 ($46,531,000 at 1991), which is being amortized on a straight-line basis over 2-25 years. Accumulated amortization related to intangibles was $29,651,000 at December 31, 1992 ($20,979,000 at 1991).

PAGE <38>

NOTE 4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                            Estimated          December 31,
                                           Useful Life       1992       1991
                                                                    (Unaudited)
                                             (Years)          (In Thousands)
Cost:
 Land and improvements.......................   -         $  2,557   $  2,557
 Buildings................................... 10-40         41,820     41,680
 Construction in progress....................   -           15,721      6,277
 Leasehold improvements......................  1-10          3,351      2,718
 Office furniture, fixtures and equipment....  5-15         30,370     27,612
 Data processing and communications
    equipment................................  2-5         116,135    108,321
 Other.......................................  3-5           5,472      5,095
                                                          ________   ________
                                                           215,426    194,260
Less: Accumulated depreciation
        and amortization.....................              (83,730)   (76,352)
                                                          ________   ________
Property and equipment.......................             $131,696   $117,908

     Land includes 145 acres on which the Company's Columbia, South Carolina, corporate headquarters are located. In mid-1991, the Company began construction of a 176,000 square foot addition to its corporate headquarters which was completed in early 1993 at a total cost of $16,200,000.

     Depreciation and amortization charged to expense was $24,109,000 in 1992 ($17,846,000 in 1991 and $15,534,000 in 1990).


NOTE 5.  COMMITMENTS AND CONTINGENCIES

Commitments
     The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $8,675,000 in 1992 ($7,533,000 in 1991 and $7,402,000 in 1990).

     The Company leases certain data processing and related equipment under both capital and operating leases expiring through 1995. Rent expense under operating leases for such equipment was $4,265,000 in 1992 ($965,000 in 1991 and $2,211,000 in 1990).
Future minimum lease obligations under noncancelable operating leases are as follows:

PAGE <39>
                                                 Data
                                              Processing
                                  Facilities  Equipment    Total
                                           (In Thousands)
Year Ending December 31,
  1993............................   $ 7,587     $ 61     $ 7,648
  1994............................     6,533       48       6,581
  1995............................     5,536       21       5,557
  1996............................     4,914      -         4,914
  1997............................     4,348      -         4,348
  Thereafter......................    20,879      -        20,879
                                     _______     ____     _______
Total.............................   $49,797     $130     $49,927

     Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of the lease. At
December 31, 1992, the net book value of property and equipment acquired under capital leases and related future minimum obligations were not material.

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

     In June 1993, the Securities and Exchange Commission (SEC) commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with the SEC in connection with this investigation.

PAGE <40>

NOTE 6.  LONG-TERM DEBT

     Long-term debt is as follows:
                                                  December 31,
                                               1992        1991
                                                                   (Unaudited)
                                                           (In Thousands)
Notes payable, due through October 1995,
  interest at 4.51% to 10.00%...............  $ 9,671     $ 9,665


Less:Current portion........................   (3,670)     (3,689)
                                              _______     _______
Long-term debt............................... $ 6,001     $ 5,976


     In May 1991, the Company called for the redemption of all its $100 million, 5.5% Convertible Subordinated Debentures, originally due February 1, 2012. The debentures were converted into 2,758,050 shares of common stock at a conversion price of $36.25 per share and $17,000 was redeemed in cash.


NOTE 7.  INCOME TAXES

     A reconciliation of the difference between the actual income tax provision and the expected provision, computed using the applicable statutory rate, is as follows:

                                                  Year Ended December 31,
                                                1992       1991        1990
                                             (Restated) (Restated)  (Restated)
                                                        (Unaudited) (Unaudited)
Statutory rate..............................    34%        34%         34%
                                                      (In Thousands)
Income tax provision computed at
  statutory rate............................ $30,859     $24,744     $18,847
Increase (decrease) in taxes due to:
  Research and experimentation credits......     -          (159)     (1,680)
  Nontaxable investment income..............  (3,336)     (2,823)     (2,541)
  State and local income taxes, net of
    federal tax benefit.....................     489       2,140       1,658
  Other.....................................   1,229       1,278       1,979
                                             _______     _______     _______
Actual income tax provision................. $29,241     $25,180     $18,263

Effective income tax rate...................   32.2%       34.6%       32.9%

PAGE <41>

           An analysis of the income tax provision is as follows:

                                                  Year Ended December 31,
                                                1992       1991        1990
                                             (Restated) (Restated)  (Restated)
                                                        (Unaudited) (Unaudited)
                                                        (In Thousands)
Current taxes................................ $27,063    $19,023     $ 8,123
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization of
    property, equipment and intangibles......  (1,907)      (345)      2,055
    Capitalized internal software development
      costs..................................   4,458      5,107       4,590
    Other....................................    (373)     1,395       3,495
                                                2,178      6,157      10,140

Total income tax provision................... $29,241    $25,180     $18,263

     An analysis of deferred income taxes is as follows:

                                                               December 31,
                                                            1992       1991
                                                                   (Unaudited)
                                                             (In Thousands)
Depreciation and amortization of property,
   equipment and intangibles.........................     $23,726    $22,122
Capitalized internal software development costs......      28,073     27,153
Software development revenues........................
Other................................................      (6,350)    (5,359)
                                                          _______    _______
Deferred income taxes................................     $45,449    $43,916

     In 1992, the Internal Revenue Service completed its normal examination of the Company's consolidated federal income tax returns for the years 1985 through 1988 and has proposed certain adjustments for those years. The Company believes that its judgement in the areas for which adjustments have been proposed has been appropriate and is contesting the proposed adjustments. Additionally, the Company believes that adequate amounts of federal income tax have been provided in its consolidated financial statements for these years.


NOTE 8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
     Eligible employees of the Company are covered under the Company's profit sharing retirement plan. The Company's contribution to the plan is determined by the Board of Directors of the Company. Employees make no contributions to this plan. The

PAGE <42>

Company made contributions of $800,000 in early 1993, $720,000 in early 1992, and $600,000 in early 1991 for the plan years 1992, 1991, and 1990, respectively.

Retirement Savings Plan
     The Company offers a 401(k) retirement savings plan for eligible employees. Participants can elect to have up to 6% of their salary withheld for investment in the program and the Company will make a matching contribution of $.50 for each $1.00 of employee participation. Participants may also make limited additional contributions which are not subject to matching contributions by the Company. Participants have several options as to how their contributions may be invested, but all matching Company contributions are invested in common stock of the Company. Except in certain instances, participant contributions are made from pre-tax wages. The Company's contribution on behalf of participating employees was $1,900,000 for 1992 ($1,739,000 for 1991 and $1,389,000 for 1990).

Stock Option Plans
     The Company has various plans under which options to purchase shares of the Company's common stock have been or may be granted to eligible employees and members of the Board of Directors ofthe Company. All options granted in 1992 are subject to approval by the Company's stockholders of an amendment to increase the number of shares available for grant under the 1989 stock option plan by 1,300,000 shares. If approval is obtained, options for a total of 996,939 shares of the Company's common stock will be available for future grant under these plans.

     Option activity is summarized as follows:

                                               Year Ended December 31,
                                          1992           1991         1990
                                                     (Unaudited)  (Unaudited)
Shares under option at beginning of
   year..............................  1,295,297      1,789,938    1,549,104
Granted..............................    396,300        390,200      404,100
Exercised............................   (469,483)      (823,665)    (132,415)
Forfeited............................    (19,258)       (61,176)     (30,851)
Shares under option at end of year...  1,202,856      1,295,297    1,789,938

Shares under option exercisable
   at end of year....................    443,297        569,759    1,020,338


     The option prices of options exercised during 1992, 1991 and 1990 were $15.13 to $49.63. The option prices of shares under option at December 31, 1992, 1991 and 1990 were $15.13 to $69.38.

PAGE <43>

     All options have been granted at 100% of market value at date of grant and are exercisable at the rate of 33 1/3% per year
(cumulative) beginning one year from date of grant.


NOTE 9.  CERTAIN TRANSACTIONS

     In August 1989, International Business Machines Corporation ("IBM") acquired directly from the Company a 19.8% interest in the Company's outstanding voting stock for $116,775,000. IBM is entitled to increase its ownership interest up to a maximum of 30% by purchasing the Company's common stock in the open market. IBM's ownership interest was 16.1% at December 31, 1992. IBM and the Company work closely together to develop and market automation solutions for the insurance industry.

     Certain officers of the Company, currently numbering eighteen, participated in the Company's long-term incentive plan for executives, which began January 1, 1987 and ended December 31, 1992. The plan provided for the payment of pre established bonuses, payable either in cash, common stock of the Company or a combination thereof, if certain earnings per share performance goals were reached by the Company during the six-year life of the plan. In 1991 and 1989, 36,678 and 73,073 shares of common stock, respectively, were issued in conjunction with bonuses paid under this plan, leaving a total of 265,249 shares available for distribution under this plan at December 31, 1992. Bonuses earned under the final two year period of the plan ended December 31, 1992, which will be paid in 1993, could result in the issuance of a maximum of 45,348 shares of common stock.


     For several years the Company had been party to several agreements with Agency Automation Partners Limited ("Partnership"), a privately placed research and development limited partnership formed for the purpose of developing and marketing an automated insurance agency sales and marketing system, Agency Workstation ("AWS"). In December 1992, the Company terminated its relationship with the Partnership and acquired all ownership rights to AWS for a cash payment of $1,500,000 and other consideration, including the release of the Partnership from its obligations under a loan payable to the Company in the principal amount of $9,500,000.

     Pursuant to a stock repurchase program approved by the Board of Directors in late 1990, the Company may purchase from time to time on the open market up to 5% (970,668 shares) of its issued and outstanding common stock. No shares have been repurchased under this program.

PAGE <44>


               QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
                              (Unaudited)


                                               First     Second      Third     Fourth
                                              Quarter    Quarter    Quarter    Quarter
                                               (In Thousands, Except Per Share Data)
1992 (Restated)
Revenues....................................  $117,448   $121,239   $124,086   $126,488
Operating income............................    17,713     20,222     20,849     20,187
Investment income, net of interest expense..     2,793      2,840      3,212      2,947
Income before income taxes..................    20,506     23,062     24,061     23,134
Net income..................................  $ 13,840   $ 15,485   $ 16,143   $ 16,054
Net income per share........................  $    .60   $    .67   $    .69   $    .69

1992 (As Previously Reported)

Revenues....................................  $116,078   $123,119   $126,371   $131,544
Operating income............................    18,324     19,326     20,147     21,744
Investment income, net of interest expense..     2,784      2,809      3,215      3,075
Income before income taxes..................    21,108     22,135     23,362     24,819
Net income..................................  $ 13,715   $ 14,395   $ 15,168   $ 16,072
Net income per share........................  $    .59   $    .62   $    .65   $    .69

1991 (Restated)

Revenues....................................  $ 98,566   $ 97,696   $102,427   $112,467
Operating income............................    16,283     13,326     16,036     18,014
Investment income, net of interest expense..     1,232      1,971      2,879      3,035
Income before income taxes..................    17,515     15,297     18,915     21,049
Net income.................................. $  11,448   $ 10,083   $ 12,343   $ 13,722
Net income per share........................ $     .59   $    .48   $    .54   $    .60
Fully diluted net income per share.......... $     .54   $    .46   $    .55   $    .58


1991 (As Previously Reported)

Revenues....................................  $ 96,375   $101,619   $105,425   $111,947
Operating income............................    14,683     15,588     16,242     17,317
Investment income, net of interest expense..     1,235      1,891      2,845      2,938
Income before income taxes..................    15,918     17,479     19,087     20,255
Net income.................................. $  10,460   $ 11,434   $ 12,450   $ 13,232
Net income per share........................ $     .54   $    .54   $    .55   $    .58
Fully diluted net income per share.......... $     .49   $    .52   $    .55   $    .58



     In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's balance sheet as of December 31, 1992 and its consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously


PAGE <45>

reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report. In February 1994, the Company engaged independent accountants to audit the Company's consolidated financial statements as of and for the twelve months ended December 31, 1993 and 1992. The Company has determined the specific prior periods affected by these adjustments and has restated its financial statements for such periods (see
Note 2 of Notes to Consolidated Financial Statements).

PAGE <46>

                                                                 SCHEDULE I

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                           MARKETABLE SECURITIES


                                               December 31, 1992

                                    Maturity   Amortized   Market      Book
Description                          Value       Cost      Value       Value
                                                 (In Thousands)

5.29% - 9.50% U.S. Government and
  Agency securities, maturing on
  various dates through October
  1994............................. $  9,000   $  9,072   $  9,116   $  9,072
2.94% - 11.0% Municipal bonds
  and notes, maturing on various
  dates through January 1998
  (all rated A or better)..........  188,385    197,115    198,843    197,115
200,000 shares, The Seibels Bruce
  Group, Inc. common stock,
  par value $1 per share...........      -          -          375        375

                                    $197,385   $206,187   $208,334   $206,562


PAGE <47>

                                                                 SCHEDULE V

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                          PROPERTY AND EQUIPMENT
                                (RESTATED)
                                (UNAUDITED)


                             Balance    Addi-
                                At      tions              Other    Balance
                            Beginning    At      Retire-   Changes   At End
                             Of Year    Cost      ments      (1)     Of Year
                                             (In Thousands)

Year ended
December 31, 1990:

Land and improvements...... $  2,557  $   -     $    -     $  -     $  2,557
Buildings .................   31,052      422       (231)   9,721     40,964
Construction in progress...      858    8,970        -     (9,718)       110
Leasehold improvements.....    1,846      404        -        421      2,671
Office furniture,
  fixtures and equipment...   19,241    5,361        (20)     816     25,398
Data processing and
  communications equipment
  and support software.....   66,319   21,007       (353)   1,280     88,253
Other......................    5,371      420       (180)    (234)     5,377
                            $127,244  $36,584   $   (784)  $2,286   $165,330


Year ended
December 31, 1991:

Land and improvements...... $  2,557  $   -     $    -     $  -     $  2,557
Buildings..................   40,964      720         (3)      (1)    41,680
Construction in progress...      110    6,167        -        -        6,277
Leasehold improvements.....    2,671       47        -        -        2,718
Office furniture,
  fixtures and equipment...   25,398    2,331        (97)     (20)    27,612
Data processing and
  communications equipment
  and support software.....   88,253   26,147    (10,143)   4,064    108,321
Other......................    5,377      153       (557)     122      5,095
                            $165,330  $35,565   $(10,800)  $4,165   $194,260


Note

(1)Includes assets acquired through business acquisitions, foreign currency translation adjustments, transfers and other adjustments.

PAGE <48>

                                                                 SCHEDULE V

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                          PROPERTY AND EQUIPMENT
                                (RESTATED)


                             Balance    Addi-
                                At      tions              Other   Balance
                            Beginning    At     Retire-   Changes  At End
                             of Year    Cost     ments      (1)    of Year
                                             (In Thousands)

Year ended
December 31, 1992:

Land and improvements...... $  2,557  $   -    $    -     $  -    $  2,557
Buildings..................   41,680      157       -        (17)   41,820
Construction in progress...    6,277    9,444       -        -      15,721
Leasehold improvements.....    2,718    1,012      (542)     163     3,351
Office furniture,
  fixtures and equipment...   27,612    2,451      (558)     865    30,370
Data processing and
  communications equipment
  and support software.....  108,321   27,146   (18,225)  (1,107)  116,135
Other......................    5,095    1,901    (1,513)     (11)    5,472
                            $194,260  $42,111  $(20,838)  $ (107) $215,426



Note

(1)Includes assets acquired through business acquisitions, foreign currency translation adjustments, transfers and other adjustments.


PAGE <49>
                                                      SCHEDULE VI

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                       ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY AND EQUIPMENT
                                (RESTATED)
                                (UNAUDITED)


                            Balance   Addi-
                               At     tions             Other   Balance
                           Beginning   To     Retire-  Changes  At End
                            Of Year  Expense   ments     (1)    Of Year
                                          (In Thousands)

Year ended
December 31, 1990:

Buildings.................. $ 4,545  $   914  $  (231)  $ -     $ 5,228
Leasehold improvements.....   1,043      311      -       -       1,354
Office furniture,
  fixtures and equipment...   9,072    2,033      (20)      2    11,087
Data processing and
  communications equipment
  and support software.....  34,390   11,606     (290)    232    45,938
Other......................   3,976      712     (114)   (276)    4,298
                            $53,026  $15,576  $  (655)  $ (42)  $67,905


Year ended
December 31, 1991:

Buildings.................. $ 5,228  $ 1,189  $    (3)  $ -     $ 6,414
Leasehold improvements.....   1,354      450      -        39     1,843
Office furniture,
  fixtures and equipment...  11,087    2,274      (10)   (249)   13,102
Data processing and
  communications equipment
  and support software.....  45,938   13,443   (8,657)     12    50,736
Other......................   4,298      491     (538)      6     4,257
                            $67,905  $17,847  $(9,208)  $(192)  $76,352


Note


(1)Includes foreign currency translation adjustments, transfers and other adjustments.

PAGE <50>

                                                      SCHEDULE VI

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                       ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY AND EQUIPMENT
                                (RESTATED)


                            Balance   Addi-
                               At     tions             Other   Balance
                           Beginning   To     Retire-  Changes  At End
                            of Year  Expense   ments     (1)    of Year
                                          (In Thousands)

Year ended
December 31, 1992:

Buildings.................. $ 6,414  $ 1,203  $   -     $ -     $ 7,617
Leasehold improvements.....   1,843      495     (506)     (8)    1,824
Office furniture,
  fixtures and equipment...  13,102    2,590     (528)    269    15,433
Data processing and
  communications equipment
  and support software.....  50,736   19,346  (14,270)   (396)   55,416
Other......................   4,257      475   (1,289)     (3)    3,440
                            $76,352  $24,109 $(16,593)  $(138)  $83,730


Note

(1)Includes foreign currency translation adjustments, transfers and other adjustments.

PAGE <51>

                                                      SCHEDULE X

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                               Year ended December 31,
                                               1992       1991        1990
                                                       (Restated)  (Restated)
                                            (Restated) (Unaudited) (Unaudited)
                                                    (In Thousands)
Amortization of intangible assets:
  Computer software.........................  $22,068    $19,225     $19,990
  Intangible assets from business
    acquisitions............................    8,527      7,137       5,448

Maintenance and repairs.....................    8,558      4,646       4,311
                                              $39,153    $31,008     $29,749


PAGE <52>

ITEM 9. CHANGES IN   AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 19, 1993, the Board of Directors, acting on the Audit Committee's recommendation, engaged the accounting firm of Arthur Andersen & Co. to audit the Company's financial statements for the year ended December 31, 1992, replacing the firm of Ernst
& Young, which was the principal independent auditor for the Company's two most recent years and subsequent interim period. Ernst & Young's report on the financial statements for the years ended December 31, 1990 and 1991 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. For the two years ended December 31, 1991 and in the subsequent interim period, there have been no disagreements between Ernst & Young and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in its report.

PAGE <53>

                                 PART III


ITEM 10.  DIRECTORS AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Election of Directors" in the Company's 1993 Proxy Statement and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

     The section of the Company's 1993 Proxy Statement titled
"Compensation Plans and Arrangements" is incorporated herein by reference.



ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS AND
          MANAGEMENT

     The sections of the Company's 1993 Proxy Statement titled
"Principal Stockholders" and "Election of Directors" are incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of the Company's 1993 Proxy Statement titled
"Certain Transactions" is incorporated herein by reference.

PAGE <54>

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT  SCHEDULES, AND REPORTS ON
          FORM 8-K

Financial Statements and Schedules

     See Index to Consolidated Financial Statements and
Supplementary Data on page 24.

Exhibits Filed

     Exhibits required to be filed with this Annual Report on Form 10-K or which have been incorporated herein by reference are listed in the following Exhibit Index. The 1992 Annual Report to stockholders and 1993 Proxy Statement shall be deemed to have been filed only to the extent portions thereof are expressly incorporated herein by reference.

     Pursuant to Rule 15d-21 promulgated under the Securities
Exchange Act of 1934, the following annual report for the Company's employee stock purchase plan will be furnished to the Commission when the information becomes available:

     Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1992 is incorporated herein by reference.

Form 8-K

     The Company did not file any reports on Form 8-K during the year ended December 31, 1992.

PAGE <55>
                     REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Policy Management Systems Corporation


Our report, which includes two emphasis paragraphs discussing errors in previously issued financial statements and litigation and a Securities and Exchange Commission investigation, on the consolidated financial statements of Policy Management Systems Corporation and subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related 1992 financial statement schedules on pages 46, 48, 50 and 51 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.




Atlanta, Georgia                                   Coopers & Lybrand L.L.P.
September 6, 1994

PAGE <56>

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)          /s/ Timothy V. Williams
                            Timothy V. Williams, Executive Vice
                            President, Chief Financial Officer
DATE                        November 16, 1994

BY (SIGNATURE)          /s/ Stan F. Stoudenmire
                            Stan F. Stoudenmire, Vice President
                            and Corporate Controller
DATE                        November 16, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)     /s/ G. Larry Wilson
(NAME AND TITLE)       G. Larry Wilson, Chairman of the Board of
                       Directors, President and Chief Executive
                       Officer
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ Roy L. Faulks
(NAME AND TITLE)       Roy L. Faulks, Vice Chairman of the
                       Board of Directors
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ John P. Seibels
(NAME AND TITLE)       John P. Seibels, Director
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ Frederick B. Karl
(NAME AND TITLE)       Frederick B. Karl, Director
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ Richard G. Trub
(NAME AND TITLE)       Richard G. Trub, Director
DATE                   November 16, 1994

PAGE <57>

                                SIGNATURES

BY (SIGNATURE)     /s/ Joseph D. Sargent
(NAME AND TITLE)       Joseph D. Sargent, Director
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ Dr. John M. Palms
(NAME AND TITLE)       Dr. John M. Palms, Director
DATE                   November 16, 1994

BY (SIGNATURE)         Did not sign.
(NAME AND TITLE)       Joseph M. Henson, Director
DATE                   November 16, 1994

BY (SIGNATURE)         Did not sign.
(NAME AND TITLE)       Steven A. Denning, Director
DATE                   November 16, 1994