Form 10-K/A
period 1993-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1994-11-23
CIK 356226

PAGE <1>

RESTATED - SEE "INTRODUCTORY NOTE".

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-K/A
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993     Commission file number 0-10175


                   POLICY MANAGEMENT SYSTEMS CORPORATION
          (Exact name of registrant as specified in its charter)


     South Carolina                                          57-0723125
(State or other jurisdiction of                            (IRS  Employer
incorporation or organization)                          Identification No.)


     One PMS Center (P.O. Box Ten)
   Blythewood, S.C. (Columbia, S.C.)                          29016 (29202)
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (803)735-4000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $797,531,112 at March 11, 1994 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

     The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 11, 1994 was 22,637,021.

                    DOCUMENTS INCORPORATED BY REFERENCE

Item 4 of Registrant's Report on Form 8-K, dated August 17, 1993, is incorporated by reference in Part II.


PAGE <2>

                             INTRODUCTORY NOTE

     THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN NOVEMBER 1994 TO REFLECT ADJUSTMENTS RESULTING FROM SPECIAL AUDITS OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1993.


                                  PART I

ITEM 1.  BUSINESS
                                THE COMPANY

ORGANIZATION AND GENERAL DEVELOPMENT

     Policy Management Systems Corporation ("Company"), a leading provider of standardized insurance software systems and automation, administration and information services to the insurance industry, is a South Carolina corporation incorporated in 1980. At December 31, 1993, the Company had 4,350 full-time employees and 4,786 total employees located in offices in North America, Europe and Australia.

     Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to property and casualty insurance companies. Since that time the Company has broadened its software product and services offerings through the introduction of new internally developed products and services and business and software product acquisitions.

     During 1985, the Company initiated an expansion into the property and casualty information services business to assist underwriters and claims professionals in the property and casualty insurance marketplace. The Company began to acquire regional providers of information services to provide the capability of gathering and electronically communicating information from all states and regions. By the end of 1986, the Company had completed acquisitions, which provided for national coverage for Motor Vehicle Reports and Personal Lines inspections. By November 1988, the Company had completed acquisitions, which provided for national coverage for Premium Audits and Commercial Line Inspections.

     Through its nationwide information gathering network, the Company provides the property and casualty insurance industry with the information to assist insurers in making more informed decisions on risk selection, pricing and claims adjusting. Most of these services are provided on an automated basis to allow the consistent application of underwriting standards and rules.

PAGE <3>

     From 1990 through 1993, the Company acquired businesses which provide information services related to hospital medical records, attending physician statements and personal history interviews primarily for the life and health insurance industry. Since then, the Company has expanded its operations and information services offerings to the point that it now offers a wide range of information services and related data base products to the property and casualty, life and health insurance markets.

     Between 1986 and 1989, the Company, through business acquisitions, took its initial steps toward becoming a major supplier of automation solutions for the life and health insurance markets. Since then, the Company has continued to expand its products and services offerings and in August 1993, acquired CYBERTEK Corporation ("CYBERTEK") of Dallas, Texas. CYBERTEK is a leading provider of information management systems and processing solutions designed to meet the needs of the life insurance and financial services industries. The Company is currently enhancing and integrating the business functions of CYBERTEK products with certain of the Company's Series III industry applications and its Integrated Application Platform architecture. The Company expects this effort to continue through 1996 with the anticipated initial release of the integrated applications being made generally available in late 1994 or early 1995 with subsequent releases to follow. CYBERTEK has a customer base of over 100 companies.

     In 1987, the Company began to place more emphasis on the processing services market for both the private and public sectors, and today provides a full range of outsourcing services. These services can range from processing a single line of business to assuming responsibility for complete systems maintenance, facilities management and processing and administration support of an insurance company's business. The Company provides outsourcing services from data centers located in North America, Europe and Australia.

     During the early stages of the Company's development, a major portion of the Company's revenues were derived from systems licensing activities (43.7% in 1985). As the Company has continued to enhance its position as a provider of a full range of business solutions, based upon automation, administration support and information, to the insurance industry, the portion of the Company's revenues derived from systems licensing activities has steadily declined, representing 16.5% of total revenues in 1993. The remainder of the Company's revenues are derived primarily from automation, administration and information services activities.

     The Company's strategy is to build a larger base of recurring systems licensing and services revenues. As a result of this emphasis, initial license charges, that portion of license charges from systems licensing activities which is generally recognized as


PAGE <4>
revenue upon execution of a license obligation and delivery of the product, have continually declined, representing 5.8% of total revenues in 1993, compared to 16.4% in 1985.

RECENT DEVELOPMENTS

     In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's consolidated balance sheet as of December 31, 1992 and its consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report.
In February 1994, the Company engaged independent accountants to audit the Company's consolidated financial statements as of and for the twelve months ended December 31, 1993 and 1992.

     As a result of the 1992 audit, the Company determined the specific prior period or periods in 1992 affected by the above adjustments and also determined that retained earnings previously reported as of December 31, 1991 required adjustment (see Note 2 of Notes to Consolidated Financial Statements). The Company has restated its financial statements for such periods and has filed amended annual and quarterly reports on Forms 10-K and 10-Q for the years 1993 and 1992.

SEGMENT INFORMATION

     The Company operates in one business segment, the providing of computer software systems and automation and administration support and information services to the insurance industry.

     The majority of the Company's revenues are generated from products and services provided in the United States and no one customer accounted for more than 10% of revenues during the year ended December 31, 1993. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United States and foreign countries.

                                    Percent of Revenue
                                  Year ended December 31,
                               1993       1992       1991
                                       (Restated) (Restated)
          United States........87.1%     84.5%       88.3%
          Canada............... 4.3%      3.5%        3.6%
          Europe............... 5.5%      8.3%        5.7%
          Asia................. 3.1%      3.7%        2.4%

PAGE <5>

                          PRODUCTS AND SERVICES

     The Company offers over 135 business solutions, which include more than 90 application software systems and a wide range of outsourcing, professional and information services, designed to meet the needs of the property and casualty, life and health insurance markets.

     The Company's primary software systems currently run on mid-range and large scale IBM computers or IBM compatible equipment utilizing most IBM operating systems. In addition, a number of systems run on intelligent workstations.

     Most customers licensing the Company's software systems also use the Company's professional services, which are normally provided under separate agreements. Customers using the Company's information services do not necessarily license the Company's software products. Over 100 customers currently utilize the Company's various outsourcing services, which are provided under contracts having terms up to fifteen years.

     The Company obtains from third parties licenses for a wide range of software products and services which are used in varying degrees in developing and enhancing the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces. Although such products licensed from third parties are important to the products and services offered by the Company, there is generally no single product licensed from a third party without which the Company's development of its products and performing of its services could not continue.

SOFTWARE PRODUCTS

     The Company's software products automate most insurance processing functions, including various underwriting, claims accounting, financial and regulatory reporting and cash management functions. The systems have been designed with the intent to permit ease of use and provide flexibility in adapting them to a particular customer's requirements and modifying them as business conditions change. The systems are modular in structure and facilitate the application of updates and enhancements and interfacing and integration of the different systems. Most of the systems will operate on either a stand-alone basis or in conjunction with each other.

     Series III technologies serve as a platform for the Company's systems for the property and casualty, life and health insurance markets. A primary objective of Series III is the full integration of the information and data gathering, processing,

PAGE <6>

underwriting, claims handling and reporting processes for providers of insurance to create a cooperative processing environment where insurance professionals, using advanced intelligent workstations, can process multiple tasks concurrently with minimal clerical support and data entry. The foundation of Series III is the Company's Integrated Application Platform ("IAP"), more fully described below. Series III uses advanced and emerging technologies such as relational data bases, graphical user interfaces and imaging. Series III technologies allow system upgrades, additions and interfaces to be implemented much quicker and at reduced costs, with a minimum of disruption to ongoing operations. Using relational data bases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III is intended to provide a seamless flow of information between insurance agents, branch offices and the home office of insurance companies.

     The Company relies upon contract, intellectual property, copyright and other bodies of law to protect its products as trade secrets and confidential proprietary information. The Company's agreements with its customers and prospective customers prohibit disclosure of the Company's trade secret and proprietary information to third parties without the consent of the Company and generally restrict their use of the Company's products to only their operations. The Company also informs its employees of the proprietary nature of its products and obtains from them an agreement not to disclose proprietary information. Notwithstanding those restrictions, it may be possible for competitors of the Company to obtain unauthorized access to the Company's proprietary information. The Company also has registered service marks or pending applications for registration for many of its software products.

     The following is a detailed description of current principal software products:

     POLICY MANAGEMENT SYSTEM ("PMS") - PMS, the Company's most comprehensive and widely used mainframe system, performs the functions essential to all phases of the management of property and casualty insurance policies. This system, which supports business written by property and casualty insurance companies, is designed to reduce paper work dependency, facilitate rapid access to information and improve service. Principal automated functions performed by PMS are policy rating and premium calculation, policy printing, renewal and endorsement generation and certain reinsurance processing.

     POINT - An integrated midrange property and casualty processing system designed to run on IBM's AS/400 computer, providing the basic system functions (including policy, claims, financial and reinsurance management and reporting) used by

PAGE <7>

property and casualty insurance companies with annual direct written premiums of up to approximately $150 million.

     BILLING AND COLLECTION MANAGEMENT SYSTEM ("BCMS") - An on-line system that automates management of property and casualty insurance billing and collections for single, consolidated, third party, agency, and account current disciplines. Personal and commercial lines are supported and may be collected and paid through on-line cash entry, lockbox, optical character readers
(OCR), or electronic funds transfer (EFT) methods. The system features user defined pay plans, finance and service charges and delinquency plans and supports payroll deduction plans.

     BILLING AND COLLECTION WORKSTATION ("BCWS") - Client/server solution that automates the management of billing and collections for property and casualty, individual life and health, and group life and health lines of business. Multiple billing disciplines (including single policy, account bill, third party, agency, and account current) and collection methods (including cash entry, lockbox, OCR, EFT, and credit card) are designed to offer enhanced flexibility to the user.

     INSURANCE MANAGEMENT INFORMATION SYSTEM ("IMIS") - A management information and reporting system that provides premium, loss experience, reinsurance and actuarial reporting to satisfy insurance company management and statutory reporting requirements for property and casualty insurance companies.

     MANAGEMENT INFORMATION SYSTEMS ("MIS") - A client/server system that provides data generation and manipulation capabilities to fulfill the management, annual statement, actuarial, bureau, and other reporting requirements of a broad range of insurance companies.

     MANAGEMENT WORKSTATION ("MWS") - An intelligent workstation based system designed for use in conjunction with MIS to capture and display management information.

     MANAGEMENT DECISION SUPPORT ("MDS") - Workstation tool that provides insurance professionals with the capability to design and run queries against information contained in relational databases and allows on-line access to current and historical versions of various standard reports.

     MICRO MAINFRAME SYSTEM ("MMS") - An intelligent workstation based system designed to meet the policy processing and rating needs of property and casualty insurance companies. MMS emulates mainframe functions on a workstation allowing the maintenance of software rating applications that run in either a mainframe or workstation environment.

PAGE <8>

     UNDERWRITING WORKSTATION ("UWS") - Client/server solution that stores and manages policy information in a central location to improve the accuracy and consistency of underwriting decisions. Automates rate, quote, and policy issuance, eliminating the need for manual intervention.

     UNDERWRITING MANAGEMENT SYSTEM ("UMS") - An integrated system providing the capability to store and manage policy information in a central location to facilitate the accuracy and consistency of underwriting decisions.

     CLAIMS HANDLING SYSTEM ("CHS") - An intelligent workstation based system which automates most claims handling related functions of property and casualty insurance companies, including claims payments, and facilitates the uploading and downloading of claims information between host and remote computers.

     CLAIMS WORKSTATION ("CWS") - Client/server system that automates the claims handling processes, as well as providing access to the various claims functions and information in a distributed environment.

     PRODUCT DEVELOPMENT SUPPORT SYSTEM ("PDSS") - Client/server system which facilitates and expedites the development of new and modification of existing life and health insurance products by centralizing product rules and information into a building block format for easy, timely access and manipulation. Once product rules and information are input, they can be used for a number of different products.

     HEALTH ENTERPRISE SOLUTION ("HES") - A comprehensive series of systems designed for the administration and management of most indemnity and managed care health products. Functions supported include point of service, capitation and a full array of other managed care requirements. HES includes the ADMIN, and CAPS as sub-systems.

     CLAIMS ADMINISTRATION AND PAYMENT SYSTEM ("CAPS") - A claims administration and payment system with advanced capabilities supporting the cost management and extensive data collection needs of most health insurers. CAPS is utilized primarily by large health insurance companies and Blue Cross and Blue Shield organizations.

     CLAIMS ADMINISTRATION SYSTEM ("CAS II") - An on-line immediate update claims system that supports cost management programs, such as Preferred Provider Organizations, precertifications and second surgical opinions for medium-sized insurance companies or self-administered clients.

PAGE <9>

     GROUP ADMINISTRATION AND BILLING SYSTEM ("ADMIN") - A group health insurance billing and administration system which automates and integrates membership, premium calculation, billing and collection, receivables, arrears and information management. This product is used primarily by large health insurance companies and Blue Cross and Blue Shield organizations.

     PROVIDER INFORMATION SYSTEMS ("PIMS") - A relational database provider information solution that retains information on demographics and pricing solutions in order to administer HMO and managed care business requirements.

     PMSO AUBEN-UND INNENDIENST WORKSTATION ("AIWS") - A single use interface which allows users to support the sale of life, health, accident, and property insurance in Europe. AIWS is an all lines quote, offer and application system and provides agents with a client system for acquisition data and detailed policy information. Based on OS/2, AIWS can operate in stand-alone or local area network environments and can communicate with administration systems.

     AGENCY WORKSTATION-THE BUNDLE ("AWS") - A micro-based agency system that provides personal and commercial lines rating, flood rating, marketing functions and access to Motor Vehicle Reports.

     ADVANCED COMMUNICATIONS ACCESS ("ACA") - A Series II genesis bridge between application systems that interfaces IBM mainframe-based company systems with mini- and micro-based systems. ACA provides communications, data translation, and routing capabilities, and supports ACORD and SCIO standards for several lines of business.

     PRIVATE LIFE INSURANCE SYSTEM ("PLIS") - European automatic user-controlled computer system for processing of individual life insurance policies which covers all functions in the production of Individual Life Insurance and Pension Plans including: signing of new policies, policy endorsements, reimbursements, premium payments, simulation and statistics and case processing.

     AUTOMATED INFORMATION SYSTEM ("AIS") - An integrated information order, delivery, evaluation, and management platform featuring a mainframe database that can be accessed by terminals or intelligent workstations via cooperative processing. AIS allows users to access information designed to facilitate the insurance underwriting and claims settlement process from multiple vendors.

     CLIENT INFORMATION SYSTEM ("CIS") - DB/2-based mainframe system which serves as a common repository of information relating to an insurance company's clients and provides an index to other corporate data. CIS bridges computer systems, regardless of the

PAGE <10>

software product and vendor, and displays various business relationships that exist between the client and the insurance company.

     CLIENT INFORMATION WORKSTATION ("CIWS") - Client/server solution that automates the management of information about a person, company, prospect or provider who has a relationship with an insurance company.

     WORK IN PROCESS ("WIP") - WIP facilitates the management, including tracking, assigning, reassigning and controlling, of various tasks generated in an insurance company environment.

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

     INTEGRATED APPLICATION PLATFORM ("IAP") - A technical platform which, using cooperative processing technologies, provides the capability to develop applications and link software systems, whether they be those of the Company or another party. Includes data models, process models and other Series III architecture foundations.

     CK4/VS - An advanced administration system that provides real-time processing for advanced or traditional life, annuity and health insurance products. CK4/VS' exclusive Product Line
Architecture allows the user to define unique, competitive products without costly modifications. CK4/VS offers fast product introduction, increased productivity and strong agent and policyholder service because of its real-time processing and communication structure.

     CK4 WORKSTATION ADVISOR - Allows the Personal Computer (PC) to be utilized to provide an intelligent administrative workstation for mainframe and client/server based applications. CK4 Workstation Advisor acts as a PC-based "front-end" to mainframe-based applications with pre-programmed transactions, on-line user documentation and function help at the data element level. A

PAGE <11>

scripting facility allows business processes to be re-engineered to improve productivity and enhance customer service.

     CK4 PLAN ADVISOR - A PC-based system which utilizes expert system technology to provide an efficient method of designing, developing and introducing new products. CK4 Plan Advisor creates reference files and related user table entries required to support a new plan or to convert an existing plan to CK4/VS. CK4 Plan Advisor eliminates the need for extensive insurance systems knowledge normally required to establish the files and tables by asking a series of easy to understand questions, leading the user through a selection process of the required plan specifics, table updates and premium rates.

     SALESPRO - An integrated sales illustration system used by agents, which produces advanced sales illustrations for products like universal life, variable universal life, interest sensitive life, whole life and annuities. Options for split dollar, comparisons, executive bonus plans, and deferred compensation are also available.

     ELECTRONIC POLICY ISSUE - Takes data compiled in the SalesPro proposal and transmits it to the home office. This system provides the customer with the option of handling the entire issuing process, including printing the application and policy form, or, simply transmitting the policy to the home office mainframe for review and approval.

     FIELD LINK - Provides communications and data linkage to connect their remote sales force with home office databases. Field Link expedites policy issue and delivery by making up-to-the-minute information available to both the agent and the home office via the agent's PC. Policy data may be held solely at the mainframe, or may be down-loaded to a database at the PC that contains selected policy data. Queries may then be directed to either the PC database or the mainframe, as needed.

     CK4 DOCUMENT MANAGER - Is designed to utilize PCs with a Local Area Network (LAN) within a company to provide efficient document management software for incoming and outgoing faxes and scanned documents within a company. Instead of information arriving on a fax machine, a PC-based fax server accepts incoming faxes electronically and routes or distributes the documents to users both internally or externally. Additionally, CK4 Document Manager accommodates the integration of electronic mail and scanned documents to provide a comprehensive document management system.

     CYBERSCRIBE V - An automated correspondence system for the PC that can draw policy or client information from databases. The clients' existing word processing package is then used to create

PAGE <12>

letter text which CYBERSCRIBE V merges with the database information.

     MICRO TO MAINFRAME COMMUNICATION ARCHITECTURE (MMCA) -
Provides the telecommunications framework that allows connectivity from PCs to host mainframe computers, with no changes to applications programs, in a variety of environments. MMCA is a connectivity tool that gives a system the flexibility to adapt to new data communications hardware and software.

     NEW BUSINESS EXPEDITOR - Integrates several existing systems to automate the processing of a new policy application, including the initial sales proposal, policy submission, underwriting, information gathering, and final policy issuance. New Business Expeditor integrates with CK4/VS and other individual life insurance administrative systems.

     CK4 UNDERWRITING ADVISOR - Uses the COGENSYS Judgment
Processor combined with Auto/Issue and an application entry component to automate the underwriting process. The Judgment
Processor uses case-based reasoning to make decisions according to the parameters taught to the system by an experienced life insurance underwriter.

     CK4 INFORMATION EXPEDITOR - Uses electronic data interchange to manage the information coming into the home office from third party information providers. Reports from information providers such as blood test results and inspection reports are receipted and matched with the application file electronically.


     COGENSYS SOFTWARE:

     THE JUDGMENT PROCESSOR - A software system designed to emulate the decision-making logic of an effective human expert within a specific area of intellectual activity. The Judgment Processor "learns" the logic of its mentor by observing real examples of the mentor's decision making process as the mentor continues to work at day-to-day tasks.

     THE INFORMATION MANAGER - A front-end system with the ability to create and manipulate electronic versions of forms which are used in conjunction with the Judgment Processor. It lets the expert (mentor) define data entry forms, calculations, report generation functions and data communications with minimal assistance from a programmer. It includes a flexible text analysis and evaluation system that allows the translation of free-form textual data into a computer-recognizable, pre-defined format. The system is flexible and

PAGE <13>

     multilingual. It provides an automatic interface between spreadsheets and existing microcomputer and mainframe databases within a customer's institution.

     THE APPLICATION MANAGER - A scheduling and tracking system that manages the activities of the Judgment Processor and Information Manager. It integrates the entire COGENSYS Judgment Software line of products and provides query and management reports of the entire process.


SERVICES

     The following is a description of the Company's principal services offerings:

     OUTSOURCING SERVICES - The Company offers comprehensive outsourcing services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for unique, highly regulated lines of business such as Massachusetts automobile, Texas personal lines and automobile assigned risk plans; to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis; to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support.

     INFORMATION SERVICES - The Company offers a wide range of information services which are packaged to facilitate efficient review and use and may be ordered and received on an automated basis through the Company's nationwide telecommunications network using the Company's database products. These information services, which are designed to assist insurance professionals in making better decisions about risk selection, pricing and claims settlement, currently include motor vehicle reports (driving record), undisclosed driver information, driver mileage verification, claims histories, credit reports and histories, property inspection and valuation reports, property claims estimating, premium audits, physician reports and medical histories.

     PROFESSIONAL SERVICES - In addition to the services described above, the Company offers a full range of professional services to assist customers in attaining the most effective use of their systems. These services include systems implementation and integration assistance, consulting, education and project planning.

PAGE <14>

                         MARKETING AND CUSTOMERS

     The Company markets its products and services to several thousand property and casualty insurance companies, life insurance companies and health insurance organizations and independent agents and adjusters. In addition, the Company offers its software products and automation and administration support services in 24 foreign countries. At December 31, 1993, the Company was providing its information services to more than 9,000 insurance companies, agents and adjusters and had a total of over 3,000 software systems licenses in force.

     The Company markets its products and services through a staff of approximately 200 employees, including salesmen and marketing support personnel, most of whom are specialists in the insurance industry and data processing. The Company's marketing force works extensively with each prospective customer, analyzing its specific requirements. Consequently, this process may extend over several months for a prospective customer looking for a major automation, administration support or information solution.

     In addition to its own software products, the Company markets certain software products of other parties to its customers. Typically, these products are designed to perform noninsurance functions or to improve the control and productivity of computer resources.

PAGE <15>
                                 LICENSING

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

PAGE <16>

                           COMPETITION

     The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of comprehensive insurance software systems and automation and administration support and information services to the insurance industry. Insurers which internally develop systems similar to those of the Company, along with their affiliates, are not likely to become major customers of the Company for software. There are also a number of independent companies who offer software systems which perform certain, but not all of the functions performed by the Company's systems.

     There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. There are also a number of companies that provide information services similar to those provided by the Company to the insurance industry. These companies, especially the larger ones, present a significant competitive challenge to the Company's information services business.

     The Company competes on the basis of its service, price, system functionality and technological advances. However, the Company believes that the most important considerations for potential consumers of its products and services are product capability, ease of installation and use, reliability and quality of technical support, documentation and training, integration of the products and services capabilities and the experience and financial resources of the Company.

PAGE <17>

                            PRODUCT DEVELOPMENT

     The history of the computer software and services industry has seen rapid changes in hardware and software technology. These changes require the Company periodically to modify and enhance its product offerings in an effort to accommodate changes to, and to insure compatibility with, the latest hardware and software used by its customers. The Company continues to upgrade its products and add new features to meet the changing needs of its customers.

     An example of the Company's continuing product development efforts to ensure that it is in a position to meet the growing automation needs of the insurance industry is the Company's new generation of systems, Series III (see Products and Services, Software Products). The Company's efforts on Series III development have been further enhanced by IBM, pursuant to the Development and Marketing Agreement between the Company and IBM, providing the Company with certain machines, programs and services to assist in the continuance of the Company's conversion of its major insurance industry applications software to client/server/host architecture and the development of other insurance industry applications software.

     Although development efforts for the full release of Series
III for the property and casualty insurance industry will continue, major components of Series III have been delivered since development began in 1987.

     While the Company intends to continue to develop applications for IBM architecture platforms, it also intends to support open systems. The first agreement to support open systems development is with NCR Corporation ("NCR"), an AT&T subsidiary. NCR, now known as AT&T Global Information Solutions ("AT&T Global") and the Company will jointly market the Company's Series III systems worldwide to insurance companies implementing AT&T's UNIX-based solutions. AT&T Global has provided a full range of scalable platforms to the Company. In addition, AT&T Global has made a commitment to support the marketing of the Series III software and to participate in the funding of the conversion of the Series III host-associated software to AT&T Global's UNIX-based platforms. AT&T has played a major role in the communications segment of the insurance industry and has a long-standing relationship with the Company. AT&T's acquisition of NCR, a leader in open systems computing, allows the Company to respond to these trends and meet the broader needs of the insurance industry. The agreement is initially focused on the property and casualty sector of the insurance industry.

     In an effort to maintain and strengthen its competitive position, the Company expends substantial amounts on internal product development. Expenditures for internal product development,

PAGE <18>

which were capitalized, were $24.7, $24.3 and $28.7 million in 1993, 1992 and 1991, respectively, representing 5.5%, 5.0% and 7.0%, respectively, of total revenues. In addition to its continuing development efforts, the Company has, in the past several years, expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace. The Company acquired software products with a cost basis of $25.1, $17.7 and $1.6 million in 1993, 1992 and 1991, respectively, representing 5.5%, 3.6% and .4%, respectively, of total revenues. The Company intends to continue to expand its product and services offerings through internal development and acquisitions.


ITEM 2.  PROPERTIES

     The Company owns its Columbia, South Carolina, headquarters complex and 145 acres of land on which the facility is located. In early 1993, the Company completed construction of a 176,000 square foot addition to its corporate headquarters costing $16,200,000. The Company leases space for its regional and branch offices under various leases.

     The Company, through its data centers located in North America, Europe and Australia, utilizes 12 mainframe computers. All computers are owned or held under long-term leases. In total, these computers have 5,232 megabytes of memory and are capable of processing approximately 621.6 million instructions per second.
The  Company is currently utilizing 75% to 80% of this capacity.


ITEM 3.   LEGAL PROCEEDINGS

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

PAGE <19>

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PAGE <20>

                   EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age    Position

G. Larry Wilson       47    Chairman of the Board, President and
                            Chief Executive Officer
David T. Bailey       47    Executive Vice President
Charles E. Callahan   45    Executive Vice President
Donald A. Coggiola    54    Executive Vice President
Robert L. Gresham     51    Executive Vice President
Stephen G. Morrison   44    Executive Vice President, Secretary
                            and General Counsel
Timothy V. Williams   44    Executive Vice President and Chief
                            Financial Officer
Jeffrey S. Bragg      45    Senior Vice President
James P. Brown        47    Senior Vice President

     G. Larry Wilson - Chairman of the Board (since 1985),
President and Chief Executive Officer of the Company (since 1980) and his current term as Director will expire in 1995; Director of LEGENT Corporation, Vienna, Virginia. Employed by the Company since its inception.

     David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Insurance
Group.  Employed by the Company since 1981.

     Charles E. Callahan - Executive Vice President of the Company since 1989. Responsible for the Life, Health and Information
Services Group.  Employed by the Company since 1983.

     Donald A. Coggiola - Executive Vice President of the Company since 1986. Responsible for the Industry Markets Group. Employed by the Company since 1979.

     Robert L. Gresham - Executive Vice President of the Company since 1986. Responsible for the Corporate Services Group. Employed by the Company since 1978.

     Stephen G. Morrison - Executive Vice President, Secretary and General Counsel of the Company since January 1994. Responsible for the administration of the legal affairs of the Company. Employed by the Company since January 1994. Prior to joining the Company, Mr. Morrison was engaged full time in the practice of law as Senior Partner with Nelson, Mullins, Riley & Scarborough in Columbia, South Carolina. In that capacity, Mr. Morrison served as the Company's chief outside litigation counsel for matters other than those described in Note 8 to the Financial Statements. Mr. Morrison will continue his affiliation with Nelson, Mullins, Riley & Scarborough and continue to perform certain services in that capacity on a declining basis.

PAGE <21>

     Timothy V. Williams - Executive Vice President and Chief Financial Officer of the Company since February 1994. Responsible for the Financial Services Group. Employed by the Company since February 1994. Prior thereto, Mr. Williams served in senior management capacities with Holiday Inn Worldwide, based in Atlanta, Georgia, most recently as Executive Vice President of Corporate Services and Chief Financial Officer.

     Jeffrey S. Bragg - Senior Vice President of the Company since 1993. Responsible for the Health and Information Services Group.
Employed by the Company since 1987.

     James P. Brown - Senior Vice President of the Company since
1992.  Responsible for the Total Policy Management Group since
February 1994.  Employed by the Company since 1982.

PAGE <22>

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

                                                     1993
                                                 High       Low
     First Quarter.............................  $87 1/4    $74 1/2
     Second Quarter............................   86 1/4     32
     Third Quarter.............................   36         21
     Fourth Quarter............................   31         22 1/4

                                                     1992
                                                 High       Low
     First Quarter.............................  $73        $63
     Second Quarter............................   70         59
     Third Quarter.............................   76 1/2     62
     Fourth Quarter............................   83 1/2     71 1/2

Title of Class
Common Stock, $.01 par value


Number of Record Holders as of March 11, 1994
1,584

PAGE <23>

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                      (Unaudited) (Unaudited) (Unaudited)
                                            (Restated) (Restated) (Restated)  (Restated)
Results of Operations                1993      1992       1991       1990        1989
                                           (In Thousands, Except Per Share Data)
Revenues...........................$453,099   $489,261   $411,156   $341,692   $262,271
Operating income (loss)............ (77,053)    78,971     63,659     51,207     43,046
Other income and expenses, net.....  10,656     11,792      9,117      4,222      2,257
Income (loss) before income
  taxes (benefit).................. (66,397)    90,763     72,776     55,429     45,303
Net income (loss)..................$(56,134)  $ 61,522   $ 47,596     37,166     29,741

Net income (loss) per share........$  (2.46)  $   2.65   $   2.21   $   1.92   $   1.77
Fully diluted net income per
  share............................    -          -      $   2.14   $   1.80   $   1.66




Financial Condition
Cash and equivalents and
  marketable securities............$156,772   $238,521   $197,414   $152,994   $143,834
Working capital.................... 206,756    286,687    232,245    200,098    193,808
Total assets....................... 659,803    706,942    632,692    529,249    476,580
Long-term debt (excludes
  current portion).................   5,655      6,001      5,976    102,633    103,151
Total liabilities.................. 182,831    127,866    132,813    201,841    188,631
Stockholders' equity............... 476,972    579,076    499,879    327,408    287,949


The above data should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K.


PAGE <24>

ITEM 7.   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The consolidated balance sheet as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended have been audited and are restated herein. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1991 have been restated by the Company, without audit to conform to the adjustments to the Company's retained earnings as of December 31, 1991, as discussed in Note 2 of Notes to Consolidated Financial Statements. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.

                           Results of Operations

Revenues
     Total licensing revenues were $74.7, $73.0 and $76.0 million in 1993, 1992 and 1991, respectively, representing 16.5%, 14.9% and 18.5% of total revenues. Total licensing revenues for 1993 increased $1.7 million (2.3%) compared to 1992, due primarily to increased revenues from continuing monthly license charges for maintenance, system enhancements and services availability ("MESA") and for continuing right-to-use licenses of $2.7 million (6.0%) compared to 1992. This increase was partially offset by a reduction in initial license revenues related primarily to a decrease in both the life and health insurance systems businesses. However, the Company's property and casualty systems business experienced an increase in 1993 licensing revenues, compared to 1992. Total licensing revenues for 1992 decreased $3.0 million (3.9%) compared to 1991, due primarily to a reduction in initial license charges ($6.4 million) related primarily to a decrease in the property and casualty insurance systems business. This decrease was partially offset by an increase in MESA revenue and for continuing right-to-use licenses of $3.4 million.

     Total services revenues were $378.4, $416.3 and $335.2 million in 1993, 1992 and 1991, respectively, representing 83.5%, 85.1% and 81.5% of total revenues. Changes in the total services revenue decrease were affected by activities in professional, outsourcing and information services, as described more fully below.

     Revenues from professional services were $66.7 million for 1993, a decrease of $23.9 million (26.4%) compared to 1992. The decrease was primarily attributable to a decrease in services related to the Company's health insurance systems business.

     The Company originally forecasted 1993 health insurance systems annual revenues of approximately $78 million. However,

PAGE <25>

near the end of the second quarter of 1993, the Company projected that its annual health insurance systems business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $33 million for all of 1993. The Company believes this decline was directly related to the significant restructuring proposals to the country's health care system and the unwillingness of insurers to make commitments for any significant new systems until the uncertainty regarding the ultimate outcome of reform was resolved. For a more detailed discussion of the effects of health care reform, see Costs and Expenses below.

     Revenues from outsourcing services were $116.9 million for 1993, a decrease of $49.4 million (29.7%) compared to 1992. The decrease was primarily attributable to the wind down of the New Jersey Market Transition Facility (MTF) project. Prior to the wind down of the MTF, annual MTF revenues in 1992 were approximately $68.4 million. Revenues decreased $48.7 million to $19.7 million for 1993 as the project came to an end. As a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company will start to replace revenues, lost from the MTF, during the first half of 1994. The Company, in December 1993, signed one of the largest outsourcing agreements in its history. The Company contracted to provide data processing services for Vital Forsikring A.S., a life insurance company in Bergen, Norway; this contract, together with other outsourcing contract opportunities in Scandinavia, could generate revenues of up to approximately $150 million over the seven-year term of the agreement based on expected services utilization.

     Total revenues from professional and outsourcing services for 1992 were $256.9 million as compared with $185.9 million for 1991 (services were not segregated between professional and outsourcing prior to 1992). This $71.0 million increase is primarily attributable to policy management and processing services to the New Jersey Market Transition Facility (MTF) project, facilities management and outsourcing contracts in Europe and Australia, and several new outsourcing contracts in the United States.

     Revenues from information services were $191.7, $154.8 and $147.3 million for 1993, 1992 and 1991, respectively. The increase between these years is primarily attributable to the acquisition of PMS, Inc. (PMSI) of Waco, Texas, effective November 1, 1990 and to an increase in new business associated with automobile property and casualty information services and life information services. PMSI provides information services, particularly attending physician statements and personal medical history interviews primarily to life insurers throughout the United States. Increases related to this acquired business were $8.1 and $7.2 million for 1993 and 1992, respectively. These increases, however, were partially

PAGE <26>

offset by a reduction in property and casualty information services revenue associated with risk services.

Costs and Expenses
     Although employee compensation and benefits remained relatively unchanged from 1992 to 1993, the Company did experience a reduction in compensation and other benefits resulting from a downsizing in the Company's health insurance systems staff.

     The Company, as part of its restructuring charges, decided to downsize its health staff from 437 at June 30, 1993 to approximately 388 at the end of 1993, with additional reductions in staff scheduled to take place during 1994 (see Note 13 of Notes to Consolidated Financial Statements). This decrease was partially offset by an increase in costs associated with the acquisition of CYBERTEK Corporation in August 1993, and the acquisition of a data center, including its workforce, in Bergen, Norway, in December 1993.

     Employee compensation and benefits expense increased $10.9 million for 1992 compared to 1991, primarily as a result of increased costs associated with European and Australian facilities management and outsourcing contracts.

     Computer and communications expenses increased $2.2 million to $41.9 million for 1993 compared to $39.7 million for 1992. This increase results primarily from increased costs associated with the acquisition of CYBERTEK Corporation and the acquisition of a data center in Bergen, Norway. Computer and communications expenses increased $8.9 million for 1992 compared to 1991. This increase was primarily related to increased costs associated with policy management and processing services, principally the MTF project, and to European and Australian facilities management and outsourcing contracts.

     Information services and data acquisition costs increased $37.5 million to $130.3 million for 1993 compared to $92.8 million for 1992; 1992 reflects an increase of $13.5 million compared to $79.3 million for 1991. These increases are due primarily to an increase in the volume of state fees for motor vehicle reports, related to new business, which is part of the Company's property and casualty information services business.

     Other operating costs and expenses for 1993 remained relatively unchanged from 1992. The Company did, however, in June 1993, record certain one-time charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices, amounting to $16.4 million. Partially offsetting these charges, other operating costs and expenses declined in 1993 as a result of a reduction in costs

PAGE <27>

associated with the wind down of the New Jersey MTF project and an increase in amounts capitalized principally related to the internal development of the Company's property and casualty and life software systems.

     The Company undertook an assessment of the potential impact on its health insurance systems business of proposed health care legislation, the rapidly evolving and significant changes in the relationship between health care providers and insurers, and the resultant changes in health insurers' software and service needs. As a result of its evaluation, the Company determined that there would be no market demand for many of its health insurance systems and automation support services, principally those designed for and suited to traditional health indemnity insurance plans. Near the end of the second quarter of 1993, it was clear that significant restructuring of the country's health care system would occur, whether by government action or economic circumstances, and consequently, insurers would be unwilling to make commitments for any significant new systems until the uncertainty regarding the ultimate outcome of reform was resolved. Furthermore, it seemed most likely that traditional indemnity plans would not meet the future needs of most employers and their insurers after such changes.

     After meetings in the second quarter and early third quarter of 1993 with its financial advisors, health care professionals and customers, the Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry and that many of the Company's existing health insurance products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses in its health insurance systems business led the Company to the conclusion that the current carrying value of certain assets of the health insurance systems business unit, principally intangibles associated with traditional health indemnity insurance plan services, was not fully recoverable through sale or continuing operations.

     As a consequence of these factors, the Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million) (see Note 13 of Notes to Consolidated Financial Statements). As part of these non-cash impairment charges, acquired software amounting to $9.2 million was written-off. Principal products that supported traditional health indemnity insurance plans that were written-off included: (1) a claims administration and payment system; (2) an administrative system for membership, billing, collections and

PAGE <28>

receivables; and (3) a provider administration and reimbursement system. The reduction in annual amortization related to these software systems is approximately $2.6 million. Other non-cash impairment charges to write-off the carrying value of certain other identifiable intangibles ($6.3 million) and goodwill ($39.4 million) will result in future amortization reductions of approximately $3.8 million on an annual basis.

     Other operating costs and expenses for 1992 increased $29.4 million compared to 1991. This increase results primarily from increased costs associated with providing total policy management outsourcing services, principally the New Jersey MTF, and to European and Australian facilities management and outsourcing contracts.

Operating Income
     Operating income was $79.0 and $63.7 million for 1992 and 1991, respectively, compared with an operating loss of $77.1 million for 1993. The operating loss for 1993 was after giving effect to special charges of $98.8 million relating to impairment and restructuring charges ($80.7 million) and charges principally arising from the Company's previously disclosed internal investigation of its accounting practices ($18.1 million).

     The Company completed its acquisition of CYBERTEK Corporation on August 24, 1993. CYBERTEK's revenues and net income for the last full year prior to acquisition were $30.7 million and $3.1 million, respectively. For 1993, the Company recognized revenues of $84.8 million and an operating loss of $12.9 million from its life insurance software, professional and information services business, which included the results of CYBERTEK since August 24, 1993. Of the loss, $1.7 million was attributable to amortization of intangible assets arising from the CYBERTEK acquisition. Also, the Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications, had the effect of significantly reducing revenues and increasing the operating loss from the life insurance services business in the short term.

     The information services business produced lower than expected operating profits for 1993, 1992 and 1991. The Company is attempting to direct more of its information services business into data base products and life information services, where margins are generally higher. The Company typically realizes a lower gross margin from information services than from software products and related services.

     The property and casualty insurance software and services business achieved increased levels of revenue and operating income, primarily from licensing activities in 1993. This operating income more than offset the losses in the health and life insurance services businesses during this period. Outsourcing services for

PAGE <29>

property and casualty insurers did not meet expectations in 1993 due to several contracts not closing or ramping up as fast as anticipated. The Company believes that this and the slowdown in second half licensing was largely due to the Company's delay in releasing the results of its special audit and having available audited financial statements.

     The Company recorded charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices. These charges totaled $18,100,000 (after tax $11,200,000).

     Effective January 1, 1993, the Company revised its estimate of the period of future benefit for goodwill and certain other acquired intangible assets. The effect of this change in accounting estimate was to increase amortization expense by $2.6 million during the twelve months ended December 31, 1993. Commencing January 1, 1993, the Company revised the period over which it will amortize its internally developed software. The effect of this change in estimated life was to decrease amortization expense by $1.8 million during the twelve months ended December 31, 1993 (see Note 1 of Notes to Consolidated Financial Statements).

     Investment income decreased $2.2 million for 1993 compared to 1992, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK Corporation ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), and to a decrease in interest income related to long-term accounts receivable.

     Interest expense and other charges increased $1.3 million for 1993 compared to 1992, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance systems business (see Note 13 of Notes to Consolidated Financial Statements).

     Interest expense decreased $2.7 million for 1992 compared to 1991 as a result of the redemption of the Company's $100 million, 5.5% Convertible Subordinated Debentures in May 1991. Interest expense relating to this debt was $2.2 million in 1991.

     The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was (15.5%), 32.2% and 34.6% for the years ended December 31, 1993, 1992 and 1991,

PAGE <30>

respectively. The effective income tax benefit rate for 1993 includes the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. The effective tax benefit rate in 1993 is significantly lower than the statutory rate due to the nontaxable write-off of goodwill ($39.4 million) related to the impairment of the Company's health insurance systems business (see
Note 13 of Notes to Consolidated Financial Statements). The decrease in the effective rate between 1992 and 1991 was due primarily to an increase in nontaxable investment income.

PAGE <31>
                      Liquidity and Capital Resources

                                                  December 31,
                                                 1993     1992
                                                  (In Millions)
Cash and equivalents and marketable
  securities..................................  $156.8   $238.5
Current assets................................   287.7    343.9
Current liabilities...........................    81.0     57.2
Working capital...............................   206.7    286.7
Cash provided by operations...................    80.8    107.8
Cash used for investing activities............   (38.9)  (127.4)
Cash provided (used) by financing activities..   (49.8)    12.2

     The Company's financial condition remained strong at December 31, 1993. Working capital was $206.7 million, including cash, cash equivalents and marketable securities of $156.8 million as compared to $238.5 million at December 31, 1992, a net decrease of $81.7 million. The principal factors affecting such net decrease were the acquisition of CYBERTEK Corporation in August 1993 for a total consideration of $59.7 million and the repurchase in April 1993 of 970,668 shares of the Company's common stock for total consideration of $48.7 million. Other significant expenditures during the period included: acquisition of data processing and communications equipment, support software and office furniture and equipment ($35.8 million); software product acquisitions and debt and contingency payments relating to past business acquisitions ($13.6 million); and completion of construction of additional office and dining facilities at the Company's corporate headquarters ($2.1 million). The Company completed the 1993 expenditures, including the repurchase of its shares and the acquisition for cash of CYBERTEK Corporation, without incurring any indebtedness.

     In August 1993, the Company completed its previously announced acquisition of CYBERTEK Corporation for total cash consideration of $59.7 million. As a result of acquiring CYBERTEK's broad based life insurance software systems, the Company changed certain development plans and, accordingly, $1.4 million of related deferred life insurance systems' costs were written-off for the year ended December 31, 1993. The Company is currently enhancing and integrating the business functions of CYBERTEK products with the Company's Series III life insurance applications and its Integrated Application Platform architecture. The Company expects this effort to continue through 1996 with the anticipated initial release of the integrated applications being made generally available in late 1994 or early 1995 with subsequent releases to follow. Total expenditures related to this effort are expected to approximate $34 million, of which $1.3 million was expended in 1993 and $8.5 million is anticipated for all of 1994. The Company

PAGE <32>

expects to generate savings through the closing of CYBERTEK's data center operations and other cost reductions.

     As described more fully above, the Company decided to restructure its health insurance systems business and take a restructuring charge of $25.2 million at June 30, 1993. Cash outlays with respect to the restructuring charges approximated $1.5 million during the year ended December 31, 1993 and approximately $15.2 million and $7.5 million are anticipated in 1994 and 1995, respectively.

     Significant expenditures anticipated for 1994, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software and office furniture, fixtures and equipment ($13.4 million); costs relating to the internal development of software systems ($35.8 million); and payments relating to past business acquisitions ($4.6 million).

     The Company has historically used the cash generated from operations for the following: development and acquisition of new products; acquisition of businesses; and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations will be able to meet presently anticipated needs; however, the Company may also consider incurring debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.

     In May 1994, the Company expended $56.3 million for the repurchase of 2,278,537 of the 3,797,561 shares of common stock held by IBM and as of September 2, 1994, expended $22.2 million for the repurchase, on the open market, of 652,200 shares of its issued and outstanding common stock, pursuant to a stock repurchase program (see Note 16 of Notes to Consolidate Financial Statements).

PAGE <33>
                  Factors That May Affect Future Results

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

     A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities based upon the timing of the licensing of new systems.

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

PAGE <34>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Index to Consolidated Financial
                     Statements and Supplementary Data


                                                             Page

Report of Independent Accountants........................     35

Consolidated Financial Statements and Notes:

  Consolidated Statements of Operations for the years
     ended December 31, 1993, 1992 and 1991..............     36

  Consolidated Balance Sheets as of
     December 31, 1993 and 1992..........................     37

  Consolidated Statements of Changes in
     Stockholders' Equity for the years ended
     December 31, 1993, 1992 and 1991....................     38

  Consolidated Statements of Cash Flows for the
     years ended December 31, 1993, 1992 and 1991........     39

  Notes to Consolidated Financial Statements.............     40

Quarterly Consolidated Results of
  Operations.............................................     60


Supplemental Schedules:

  Schedule I - Marketable Securities.....................     62

  Schedule V - Property and Equipment....................     63

  Schedule VI - Accumulated Depreciation and
     Amortization of Property and Equipment..............     65

  Schedule VIII - Valuation and Qualifying Accounts......     67

  Schedule X - Supplementary Income
     Statement Information...............................     68

     Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

PAGE <35>

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Policy Management Systems Corporation

     We have audited the accompanying consolidated balance sheets of Policy Management Systems Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As further discussed in Note 2 to the consolidated financial statements, management discovered certain errors in the Company's previously issued financial statements. Accordingly, the balance sheet as of December 31, 1992 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1992 have been restated to reflect the correction of these errors.

     In 1993 lawsuits were filed against the Company and certain of its present and former officers and directors alleging violation of securities laws as well as negligent misrepresentation. In addition, the Securities and Exchange Commission is conducting an investigation into possible violations of Federal securities laws. These issues are further discussed in Note 8 to the consolidated financial statements. Management cannot predict the ultimate impact of these actions on the consolidated financial statements. Accordingly, no provisions have been made in the consolidated financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.



Atlanta, Georgia                                   Coopers & Lybrand L.L.P.
September 6, 1994


PAGE <36>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended December 31,
                                                1993       1992        1991
                                                        (Restated)  (Restated)
                                                                    (Unaudited)
                                             (In Thousands, Except Per Share Data)
Revenues:
  Licensing.................................. $ 74,664   $ 73,007    $ 75,988
  Services...................................  378,435    416,254     335,168
                                               453,099    489,261     411,156

Costs and Expenses:
  Employee compensation and benefits.........  167,678    168,144     157,249
  Computer and communications expenses.......   41,856     39,656      30,717
  Information services and data
    acquisition costs........................  130,267     92,827      79,282
  Other operating costs and expenses.........  109,618    109,663      80,249
  Impairment and restructuring charges.......   80,733        -           -
                                               530,152    410,290     347,497

Operating income (loss)......................  (77,053)    78,971      63,659

Other Income and Expenses:
  Investment income..........................    9,898     12,073      11,715
  Gain on sale of marketable securities......    3,388      1,046       1,456
  Interest expense and other charges.........   (2,630)    (1,327)     (4,054)
                                                10,656     11,792       9,117

Income (loss) before income taxes (benefit)..  (66,397)    90,763      72,776

Income taxes (benefit).......................  (10,263)    29,241      25,180

Net income (loss)............................ $(56,134)  $ 61,522    $ 47,596


Net income (loss) per share.................. $(  2.46)  $   2.65    $   2.21


Weighted average number of shares............   22,858     23,236      21,568


See accompanying notes.


PAGE <37>


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                                     1993        1992
                                                                            (As Restated)
                                                                       (In Thousands,
                                                                      Except Share Data)
Assets
Current assets:
  Cash and equivalents............................................. $ 24,122  $  31,959
  Marketable securities............................................  132,650    206,562
  Receivables, net of allowance for uncollectible amounts
     of $1,817 ($1,630 at 1992)....................................   92,975     86,479
  Income tax receivable............................................   18,764      2,891
  Deferred income taxes............................................    9,491      8,083
  Other............................................................    9,735      7,939
     Total current assets..........................................  287,737    343,913

Property and equipment.............................................  139,029    131,696
Receivables........................................................    4,716     22,252
Goodwill and other intangible assets...............................   85,969    100,792
Capitalized software costs.........................................  117,513     99,414
Deferred income taxes..............................................   21,585      2,580
Other..............................................................    3,254      6,295
     Total assets.................................................. $659,803   $706,942

Liabilities
Current liabilities:
  Accounts payable and accrued expenses............................ $ 42,256   $ 37,022
  Accrued restructuring charges....................................    9,521        -
  Accrued contract termination costs...............................    2,714      4,008
  Current portion of long-term debt................................    6,986      3,670
  Unearned revenues................................................   19,121     11,500
  Other............................................................      383      1,026
     Total current liabilities.....................................   80,981     57,226

Long-term debt.....................................................    5,655      6,001
Deferred income taxes..............................................   74,151     56,112
Accrued restructuring charges......................................   19,735       -
Other..............................................................    2,309      8,527
     Total liabilities.............................................  182,831    127,866

Commitments and contingencies (Note 8)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized.........      -         -
Common stock, $.01 par value, 75,000,000 shares authorized,
   22,637,021 shares issued and outstanding (23,524,197 at 1992)...      226        235
Additional paid-in capital.........................................  262,167    307,906
Retained earnings..................................................  216,632    272,766
Foreign currency translation adjustment............................   (2,053)    (1,831)

     Total stockholders' equity....................................  476,972    579,076

        Total liabilities and stockholders' equity................. $659,803   $706,942


See accompanying notes.


PAGE <38>


                      POLICY MANAGEMENT SYSTEMS CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          Unrealized
                                                      Addi-                  Foreign      Loss on
                                                      tional                 Currency     Marketable
                                              Common  Paid-In    Retained    Translation  Equity
                                              Stock   Capital    Earnings    Adjustment   Securities   Total
                                                                     (In Thousands)
Balance, December 31, 1990,
   as previously reported.................... $194    $164,726   $160,783    $    -       $ (1,160)   $324,543
Effect of restatement
  attributable to prior years................   -         -         2,865         -            -         2,865
Balance, December 31, 1990,
  as restated (unaudited)....................  194     164,726    163,648         -         (1,160)    327,408

Net income...................................   -         -        47,596         -            -        47,596
Stock issued under incentive
  compensation plan..........................   -        1,522        -           -            -         1,522
Stock options exercised......................    9      25,270        -           -            -        25,279
Conversion of convertible debentures.........   28      97,796        -           -            -        97,824
Increase in carrying value of noncurrent
  marketable equity securities...............   -         -           -           -            250         250
Balance, December 31, 1991,
  as restated (unaudited)....................  231     289,314    211,244         -           (910)    499,879

Net income...................................   -         -        61,522         -            -        61,522
Stock options exercised (469,483 shares).....    4      18,592        -           -            -        18,596
Transfer of marketable equity securities
  to current portfolio.......................   -         -           -           -            910         910
Foreign currency translation adjustment......   -         -           -        (1,831)         -        (1,831)

Balance, December 31, 1992,
  as restated................................  235     307,906    272,766      (1,831)         -       579,076

Net loss.....................................   -         -       (56,134)        -            -       (56,134)
Stock options exercised (21,777 shares)......   -        1,062       -            -            -         1,062
Repurchase of 970,668 shares of common stock.  (10)    (48,650)      -            -            -       (48,660)
Issuance of stock to employee benefit
  plan (61,715 shares).......................    1       1,849       -             -           -         1,850
Foreign currency translation adjustment......   -         -          -            (222)        -          (222)

Balance, December 31, 1993................... $226    $262,167   $216,632     $ (2,053)   $    -      $476,972


See accompanying notes.


PAGE <39>


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year Ended December 31,
                                                        1993        1992       1991
                                                                 (Restated) (Restated)
                                                                            (Unaudited)
                                                               (In Thousands)
Operating Activities
  Net income/(loss)...................................$(56,134)  $ 61,522   $ 47,596
  Adjustments to reconcile net income/(loss) to
   net cash provided by operating activities:
    Depreciation and amortization.....................  63,157     51,104     41,538
    Deferred income taxes.............................  (2,997)     2,178      6,154
    Gain on sale of marketable securities.............  (3,388)    (2,760)    (1,456)
    Provision for uncollectible accounts..............   1,768        712        -
    Impairment charges................................  54,890        -          -
  Changes in assets and liabilities:
    Accrued restructuring and lease termination costs.  25,843        -          -
    Receivables.......................................  19,748    (11,878)   (16,632)
    Income tax receivable............................. (15,873)    (1,774)     3,961
    Accounts payable and accrued expenses.............  (1,460)    (1,108)     6,033
    Income taxes payable..............................   1,327        160        (17)
  Other, net..........................................  (6,058)     9,675     (3,550)
       Cash provided by operations....................  80,823    107,831     83,627

Investing Activities
  Proceeds from sales/maturities of marketable
   securities......................................... 382,973    208,563    118,052
  Purchases of marketable securities..................(296,344)  (252,046)  (146,140)
  Acquisition of property and equipment............... (39,272)   (56,011)   (20,664)
  Capitalized internal software development costs..... (24,698)   (24,344)   (28,713)
  Purchased software..................................  (4,336)    (5,702)      (623)
  Proceeds from disposal of property and equipment....   9,062      4,307      1,705
  Business acquisitions............................... (66,261)    (2,194)     9,215
       Cash used for investing activities............. (38,876)  (127,427)   (85,598)

Financing Activities
  Payments on long-term debt..........................  (3,681)    (2,066)    (3,169)
  Payments on capital lease obligations...............     -         (467)    (1,887)
  Issuance of common stock under stock option plans...     690     14,692     18,725
  Issuance of common stock to employee benefit plan...   1,850        -          -
  Repurchase of outstanding common stock.............. (48,660)       -          -
       Cash provided (used) for financing
          activities.................................. (49,801)    12,159     13,669

Effect of exchange rate changes on cash...............      17       (213)       -
Net increase (decrease) in cash and equivalents.......  (7,837)    (7,650)    11,698
Cash and equivalents at beginning of period...........  31,959     39,609     27,911
Cash and equivalents at end of period.................$ 24,122   $ 31,959   $ 39,609

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition...............$  6,580   $ 2,187    $  9,918
  Reduction in long-term debt resulting from
   conversion of convertible debentures into
   common stock.......................................     -         -       (99,983)

Supplemental Information
  Interest paid.......................................   1,579       958       5,431
  Income taxes paid...................................  13,431    25,126      11,033


See accompanying notes.


PAGE <40>

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

     The consolidated balance sheet as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended have been audited and are restated herein. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1991, as discussed in Note 2. These adjustments include all adjustments which are, in the opinion of management, necessary to state fairly the results for the period presented.

Revenue Recognition
     The Company's revenues are generated primarily by licensing to customers standardized insurance software systems and providing automation and administrative support and information services to the insurance industry.

     Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation. The monthly license charge provides access to Maintenance, Enhancements and Services Availability (MESA). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide any additions or modifications to the licensed systems, which the Company may deliver from time to time to licensees of those systems if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the MESA provision of the license agreement. Services availability allows customers access to professional services, other than maintenance

PAGE <41>

and enhancements, which are provided under separate arrangements during the MESA term.

     The Company provides professional support services, including systems implementation and integration assistance and consulting and educational services, which are available under services agreements and charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of service provided using the cost-to-cost method. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

     The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services through the Company's nationwide telecommunications network using the Company's data base products. Outsourcing services are typically provided under contracts having terms from three to ten years. Revenues from substantially all outsourcing and information services are recognized at the time the service is performed.

Marketable Securities
     Interest-bearing marketable securities are stated at amortized cost, which approximates market value. Current marketable equity securities are stated at the aggregate of lower of cost or market and a valuation allowance is provided for the excess, if any, of cost over market. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments. Gains or losses on marketable securities are determined on the specific identification method.

     Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), was issued in May 1993. FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. FAS 115 is effective for fiscal years beginning after December 15, 1993; accordingly, the Company adopted provisions of FAS 115 on January 1, 1994. Adoption of FAS 115 is not anticipated to have a material impact on the financial statements taken as a whole.

PAGE <42>

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

Goodwill and Other Acquired Intangible Assets
     Since 1983, the Company has completed 34 business acquisitions, all of which have been recorded using the purchase method of accounting. As a result of purchase accounting, specifically identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to constant change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, the Company evaluates the continued appropriateness of these lives based upon the latest available economic factors and circumstances. Additionally, the Company evaluates the full recoverability of all long-lived assets including specific intangible assets and goodwill based upon a comparison of discounted estimated future cash flows from the related operations with the then corresponding carrying values of those assets. A rate considered to be commensurate with the risk involved is used to discount the cash flows.

     For all years through December 31, 1992, the Company had amortized goodwill over an estimated useful life of 25 years. As a result of its most recent evaluation, the Company has revised its estimates of the period of future benefit for goodwill. Consequently, effective January 1, 1993, the Company began to amortize goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these new lives more appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives. The effect of this change in accounting estimate was to increase amortization expense by $2.6 million during the year ended December 31, 1993. Also as part of this evaluation, the net book value of intangible assets related to the Company's health insurance services business of $45.7 million, most of which was goodwill, was written off during the twelve months ended December 31, 1993 (see Note 13).

PAGE <43>

     Other identifiable purchased intangible assets are being amortized on a straight-line basis over their estimated period of benefit ranging from 5 to 10 years.

Computer Software
     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS 86), certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $2.7, $13.3 and $10.9 million for the years ended December 31, 1993, 1992, and 1991, respectively.

     As part of the Company's restatement of its prior years' retained earnings (see Note 2), additional software costs in the cumulative amount of $30.5 million ($18.9 million net of tax) were capitalized as of December 31, 1992 ($28.3 million as of December 31, 1991). A detailed study of all software-related expenditures dating back to December 15, 1988 indicated significant misallocation and overexpensing of development costs. This error relating to under-capitalization of software development costs was due to certain weaknesses in the Company's then existing cost accounting and accumulation system which did not capture all appropriately capitalizable costs as defined in FAS 86. The additional capitalized costs include both elements of direct and indirect costs as described above as required by FAS 86. All of the additional capitalized software costs are related to the Company's property and casualty business software systems. Additional development costs relating to the Company's internally developed Series III life systems were not capitalized because all the conditions of FAS 86 were not met. No significant software development costs were capitalized for the Company's health insurance business since any such costs would have been written off as part of the impairment and restructuring charges (see Note 13). The additional capitalized software costs are reflected in the restated balances (see Note 7).

PAGE <44>

     For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an estimated useful life of four years. The Company's recent experience indicates that an estimated useful life of five years would more appropriately reflect the actual useful life of such software. Accordingly, commencing January 1, 1993, the Company began to amortize such software on a straight-line basis over five years. Amortization charged to expense was $22.4, $20.3 and $18.4 million for the years ended December 31, 1993, 1992 and 1991, respectively; as a result of the change in estimated life described above, amortization expense was $1.8 million less than it would have been for 1993 using the previous four-year life.

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

PAGE <45>

NOTE 2.  RESTATEMENT OF PRIOR YEARS' RESULTS OF OPERATIONS

     In August 1993, the Company engaged independent accountants to conduct a special audit of the Company's consolidated financial statements as of and for the six months ended June 30, 1993. As a result of this audit, the Company determined that retained earnings previously reported as of December 31, 1992, required adjustment. These adjustments were due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report.

     The components, net of related tax effects, of the cumulative adjustment to retained earnings as of December 31, 1992, are as follows:

                                       Increase (Decrease) to
                                          Retained Earnings
                                           (In Thousands)
     Elimination of revenue related
       to a contingent contract
       that was cancelled................... $  (820)
     Deferral of revenues due to
       changes in timing of revenue
       recognition..........................  (8,408)
     Reduction of expenses due to
       capitalization of certain
       software costs (see Note 1)..........  18,863
     Recognition of expenses due
       to changes in timing of
       expense accrual......................  (1,622)
     Reserve for losses on certain
       services contracts...................  (5,536)
     Reduction of current income tax
       liability due to previously
       unrecorded tax credits...............   2,580
     Cumulative retained earnings
       adjustment as of December 31, 1992... $ 5,057

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

PAGE <46>

     The components (net of related tax effects) of the adjustment to previously reported net income for the year ended December 31,
1992, are as follows:
                               Increase (Decrease)
                                 to Net Income
                                  (In Thousands)
Elimination of revenue related
  to a contingent contract
  that was cancelled............... $  (820)
Deferral of revenues due to
  changes in timing of revenue
  recognition......................  (2,331)
Reduction of expenses due to
  capitalization of certain
  software costs (see Note 1)......   1,557
Recognition of expenses due
  to changes in timing of
  expense accrual..................   3,365
Reserve for losses on certain
  services contracts...............  (2,179)
Reduction of current income tax
  liability due to previously
  unrecorded tax credits...........   2,580
Net income adjustment for the
  year ended December 31, 1992..... $ 2,172

Adjustment per share............... $   .10


     The components, net of related tax effects, of the cumulative adjustment to retained earnings as of December 31, 1991, are as follows:
                                      (Unaudited)
                                  Increase (Decrease)
                                  to Retained Earnings
                                     (In Thousands)
Deferral of revenues due to
  changes in timing of revenue
  recognition.......................... $(6,077)
Reduction of expenses due to
  capitalization of certain
  software costs (see Note 1)..........  17,306
Recognition of expenses due
  to changes in timing of
  expense accrual......................  (4,987)
Reserve for losses on certain
  services contracts...................  (3,357)
Cumulative retained earnings
  adjustment as of December 31, 1991... $ 2,885


PAGE <47>

     The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1991 have been restated by the Company, without audit, to conform to the adjustments to the Company's retained earnings as of December 31, 1991, as discussed above. These adjustments include all adjustments which are, in the opinion of management, necessary to state farily the results for the period presented.

     The components (net of related tax effects) of the adjustment to previously reported net income for the year ended December 31,
1991, are as follows:
                                       Increase (Decrease)
                                          to Net Income
                                          (In Thousands)
Deferral of revenues due to changes in
  timing of revenue recognition.........    $(1,088)
Reduction of expenses due to
  capitalization of certain software
  costs (see Note 1)....................      4,668
Recognition of expenses due to changes
  in timing of expense accrual..........       (364)
Reserve for losses on certain services
  contracts.............................     (3,196)
Net income adjustment for the year
  ended December 31, 1991...............    $    20

     The net income adjustment for the year ended December 31, 1991 had no effect on net income per share as previously reported.

     Deferral of revenues due to changes in timing of revenue recognition includes situations where: (i) there were errors in accounting for contracts under the percentage of completion method;
(ii) there were delays in receiving signed contracts beyond December 31, 1992 and 1991; (iii) customers prepaid or were billed for services performed in subsequent periods or where refunds or provisions for credit were contractually required; and (iv) the Company had future delivery obligations under certain contracts.


NOTE 3.  ACQUISITION

     On August 24, 1993, the Company consummated the acquisition of all of the outstanding stock of CYBERTEK Corporation (CYBERTEK) for an aggregate consideration of $59.7 million in cash. CYBERTEK has over 20 years of experience in serving the data processing needs of the life insurance industry by designing and delivering a combination of data processing services, consulting services and software to enable its customers to manage their business.

PAGE <48>

     The acquisition has been recorded using the purchase method of accounting. Accordingly, the consolidated statements of operations of the Company for the year ended December 31, 1993 include the results of operations of CYBERTEK only from the date of acquisition through period end. The impact of the acquisition on the consolidated results of operations for the year ended December 31, 1993 was not significant. The cost of acquisition was determined, and assigned to assets acquired, as follows:

                                           (In Thousands)
     Total consideration paid...............  $58,152
     Direct costs of acquisition............    1,575
     Total cost to be assigned to net
       assets acquired......................   59,727
     Add - Liabilities assumed..............   13,876
     Less - Cost assigned to tangible and
       identifiable intangible assets
       acquired (including $10,623
       purchased software cost).............   47,338
     Cost assigned to goodwill..............  $26,265


NOTE 4.   MARKETABLE SECURITIES

Marketable securities consist of the following:

                                              December 31,
                                            1993       1992
                                             (In Thousands)

Municipal bonds and notes..............   $127,505   $197,115
U.S. Government and Agency securities..      4,795      9,072
Equity securities......................        350        375
    Total..............................   $132,650   $206,562

Market value...........................   $134,983   $208,334


PAGE <49>

NOTE 5.  PROPERTY AND EQUIPMENT


     A summary of property and equipment is as follows:


                                              Estimated            December 31,
                                              Useful Life         1993      1992
                                                (Years)           (In Thousands)
Cost:
 Land......................................       -            $  2,557   $  2,557
 Buildings and improvements................     10-40            59,618     41,820
 Construction in progress..................       -                 -       15,721
 Leasehold improvements....................      1-10             3,293      3,351
 Office furniture, fixtures and equipment..      5-15            37,630     30,370
 Data processing and communications
   equipment and support software.........       2-5            134,552    116,135

 Other.....................................      3-5              4,002      5,472

                                                                241,652    215,426
Less: Accumulated depreciation
   and amortization........................                    (102,623)   (83,730)

Property and equipment.....................                    $139,029   $131,696



     In mid-1991, the Company began construction of a 176,000 square foot addition to its corporate headquarters which was completed in early 1993 at a total cost of $16.2 million. Depreciation and amortization charged to expense was $27.2, $24.1 and $17.8 million for the years ended December 31, 1993, 1992 and 1991, respectively.


NOTE 6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     A summary of goodwill and other intangible assets is as
follows:
                                      December 31,
                                    1993       1992
                                     (In Thousands)

Goodwill.........................$ 76,500    $ 90,468
Customer lists...................  27,010      25,905
Covenants not to compete.........   4,956       4,486
Other............................   3,653       9,268
                                  112,119     130,127

Less:  Accumulated amortization.. (26,150)    (29,335)
                                 $ 85,969    $100,792

PAGE <50>

     Amortization charged to expense was $9.3, $8.4 and $7.1 million for the years ended December 31, 1993, 1992 and 1991, respectively. See Note 13 for a discussion of the write-off of certain impaired goodwill and other intangible assets.

NOTE 7.   CAPITALIZED SOFTWARE COSTS

     A summary of capitalized software costs is as follows:

                                        December 31,
                                       1993      1992
                                       (In Thousands)

Internally developed software..... $124,326   $ 99,628
Purchased software................   47,655     41,014
                                    171,981    140,642

Less:  Accumulated amortization...  (54,468)   (41,228)
Capitalized software costs........ $117,513   $ 99,414

     Purchased software in the amount of $9.2 million (which was net of $9.2 million of related amortization) was written off as part of the Company's impairment and restructuring charges relating to its health business (see Note 13). Also, $1.4 million relating to the nonrecoverability of certain deferred life insurance systems development costs was written off for the year ended December 31, 1993; this amount is also included in other operating costs and expenses in the accompanying consolidated statements of operations.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Commitments
     The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $7.7, $8.7 and $7.5 million for the years ended December 31, 1993, 1992 and 1991, respectively. Amounts of $7.8 million for lease termination costs and $12.2 million for lease abandonment charges are included in the impairment and restructuring charges in the accompanying statement of operations for the year ended December 31, 1993 (see Note 13).

     The Company leases certain data processing and related equipment primarily under operating leases expiring through 1995. Rent expense under operating leases for such equipment was $4.3, $4.3 and $1.0 million for the years ended December 31, 1993, 1992 and 1991, respectively. Future minimum lease obligations under noncancelable operating leases are stated below and include a lease termination payment in 1994 amounting to $7.8 million and payments over 10 years aggregating $17.6 million related to a leasehold planned for future abandonment (see Note 13):

PAGE <51>

                                           Facilities
Year Ending December 31,                 (In Thousands)
  1994............................           $14,789
  1995............................             4,957
  1996............................             4,472
  1997............................             3,724
  1998............................             6,900
  Thereafter......................            11,672
Total.............................           $46,514

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

NOTE 9.  LONG-TERM DEBT

     Long-term debt is as follows:
                                       December 31,
                                     1993       1992
                                      (In Thousands)
Notes payable, due through
  February 2015, interest at
  3.69% to 9.00%.................  $12,641    $ 9,671

Less: Current portion............   (6,986)    (3,670)

Long-term debt...................  $ 5,655    $ 6,001

PAGE <52>

NOTE 10.  INCOME TAXES

    A reconciliation of the difference between the actual income tax provision (benefit) and the expected provision (benefit), computed using the applicable statutory rate is as follows:

                                       Year ended December 31,
                                     1993      1992       1991
                                            (Restated) (Restated)
                                                      (Unaudited)
Statutory Rate                         35%       34%       34%
                                            (In Thousands)
Income tax provision (benefit)
  computed at statutory rate.......$(23,239)  $ 30,859  $ 24,744
Increase (decrease) in taxes due to:
  Goodwill.........................  15,205      1,094     1,119
  Nontaxable investment income.....  (2,391)    (3,336)   (2,823)
  State and local income taxes,
    net of federal tax effect......    (913)       489     2,140
  Increase in statutory rate.......   1,080        -         -
  Other............................      (5)       135        50

Actual income tax
  provision (benefit)..............$(10,263)  $ 29,241  $ 25,180

Effective income tax provision
  (benefit) rate...................   (15.5)%     32.2%     34.6%


    An analysis of the income tax provision (benefit) is as
follows:
                                      Year ended December 31,
                                    1993       1992       1991
                                            (Restated) (Restated)
                                                       (Unaudited)
                                          (In Thousands)
Current taxes.....................$ (7,266)   $27,063   $ 19,023
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization
    of property, equipment and
    intangibles...................   3,834     (1,907)      (345)
    Capitalized internal software
      development costs...........   4,914      4,458      5,107
    Restructuring of operations... (12,855)       -          -
    Other.........................   1,110       (373)     1,395
                                    (2,997)     2,178      6,157
    Total income tax
      provision (benefit).........$(10,263)   $29,241    $25,180

PAGE <53>

   An analysis of the net deferred income tax liability is as follows:
                                             December 31,
                                           1993     1992
                                            (In Thousands)
Current deferred assets:
  Net operating loss carryforward.......  $4,315   $   157
  Other.................................   5,176     7,926
    Current deferred assets.............   9,491     8,083

Long-term deferred assets:
  Restructuring of operations..........   12,855      -
  State tax credits....................    4,987     2,580
  Other................................    3,743      -
  Long-term deferred assets............   21,585     2,580
    Total deferred assets..............  $31,076   $10,663

Long-term deferred liabilities:
  Depreciation and amortization of
    property, equipment
    and intangibles....................  $28,272   $23,726
  Capitalized internal software
    development costs..................   32,971    28,073
  Other................................   12,908     4,313
    Total deferred liabilities.........  $74,151   $56,112

     The Company generated a $10.9 million net operating loss for the year ended December 31, 1993 for tax purposes. This loss, which is anticipated to be carried forward, will expire in 2008. Additionally, the Company has loss carryforwards of $1.5 million at December 31, 1993 related to a business acquisition in 1991. The acquired loss carryforwards are subject to a $.4 million annual limitation and will expire in 2002. The entire benefit related to the Company's loss carryforwards has been recognized in the consolidated financial statements.

     On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 was signed into law. This Act increased the highest marginal federal income tax rate from 34 percent to 35 percent. Under the provisions of FAS 109, deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates. Furthermore, the effect is included in the income tax provision for the reporting period that includes the enactment date. As such, the net loss for the period ended December 31, 1993 was increased by $1.1 million to reflect the increase in tax rates.

     In 1992, the Internal Revenue Service completed an examination of the Company's consolidated federal income tax returns for the years 1985 through 1988 and has proposed certain adjustments to income and credits that result in proposed tax deficiencies in the amount of $17.8 million for those years. The Company believes that

PAGE <54>

its judgment in the areas for which adjustments have been proposed has been appropriate and is contesting the proposed adjustments.
The Company believes that adequate amounts of federal income taxes are provided in the consolidated financial statements.


NOTE 11.  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
     Eligible employees of the Company are covered under the Company's profit sharing retirement plan. The Company's contribution to the plan is determined by the Board of Directors of the Company. Employees make no contributions to this plan. The Company made contributions of $.8 million in early 1993 and $.7 million in early 1992 for the plan years 1992 and 1991, respectively. No contribution was made for 1993.

Retirement Savings Plan
     The Company offers a 401(k) retirement savings plan for eligible employees. Participants can elect to have up to 6% of their salary withheld for investment in the program and the Company will make a matching contribution of $.50 for each $1.00 of employee participation. Participants may also make limited additional contributions which are not subject to matching contributions by the Company. Participants have several options as to how their contributions may be invested, but through October 1993, all matching contributions had been invested in common stock of the Company. Company contributions made after October 1993 were, and continue to be, invested in a government money market fund, except as participants may otherwise redirect such Company contributions previously made. Except in certain instances, participant contributions are made from pre-tax wages. The Company's contribution on behalf of participating employees was $1.9, $1.9 and $1.7 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Stock Option Plans
     The Company has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company. In 1992, options were granted under the 1989 Stock Option Plan to eligible employees and members of the Board of Directors, subject to approval by the Company's stockholders of an amendment to increase the number of shares available for grant under that plan. In January 1993, options were also granted under the Company's 1993 Long-Term Incentive Plan for eligible executives, subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders in April 1993, the amendment to the 1989 Stock Option Plan and the 1993 Long-Term Incentive Plan for Executives were approved.

PAGE <55>

     Option activity under all of the stock option plans is
summarized as follows:
                                      Year Ended December 31,
                                    1993       1992       1991
                                                      (Unaudited)
Shares under option at beginning
   of year.......................1,202,856  1,295,297  1,789,938
Granted..........................  592,500    396,300    390,200
Exercised........................  (21,777)  (469,483)  (823,665)
Forfeited........................  (48,460)   (19,258)   (61,176)
Shares under option at
  end of year....................1,725,119  1,202,856  1,295,297


Shares under option exercisable
  at end of period...............  766,805    443,297    569,759

Shares available for
  future grant...................1,175,916    996,939     74,565


     The exercise price of options exercised under plans other than under the 1993 Long-Term Incentive Plan for Executives during the years ended December 31, 1993, 1992 and 1991, were $15.13 to $49.63 and the exercise prices of shares under option at December 31, 1993, 1992 and 1991, other than under the 1993 Long-Term Incentive Plan for Executives, were $15.13 to $69.38.

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

PAGE <56>

NOTE 12.  CERTAIN TRANSACTIONS

     In August 1989, International Business Machines Corporation ("IBM") acquired directly from the Company a 19.8% interest in the Company's outstanding voting stock for $116.8 million representing 3,797,561 shares. IBM was entitled to increase its ownership interest up to a maximum of 30% by purchasing the Company's common stock in the open market. IBM's ownership interest was 16.8% at December 31, 1993, representing the original 3,797,561 shares acquired (see Note 16).

     Certain officers of the Company participated in the Company's Long-Term Incentive Plan for executives, which began January 1, 1987 and ended December 31, 1992. The plan provided for the payment of pre-established bonuses, payable either in cash, common stock of the Company or a combination thereof, if certain earnings per share performance goals were reached by the Company during the six-year life of the plan. Bonuses earned under this plan for the final two-year period ended December 31, 1992, were paid in 1993, in a combination of $5.4 million in cash and 45,348 shares of common stock.

     On April 7 and 8, 1993, the Company repurchased, on the open market, all of the 970,668 shares of the Company's common stock authorized under a previously approved stock repurchase program for a total consideration of $48.7 million.


NOTE 13.  IMPAIRMENT AND RESTRUCTURING CHARGES

     During the first half of 1993, the Company experienced markedly decreased revenues from its health insurance services business unit. Near the end of the second quarter of 1993, the Company projected that its annual health insurance services business revenues would drop by approximately 50% from the revenue recorded in 1992 to approximately $33 million for all of 1993, and that trend of decline would continue into 1994. To better understand both the cause and the anticipated duration of this decline, the Company then undertook an assessment of the potential impact on its health insurance systems business of proposed health care legislation, rapidly evolving and significant changes in the relationship of health care providers and insurers, and the resultant changes in health insurers' software and service needs.

     After meetings with its financial advisors, health care professionals and customers, the Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry and that many of the Company's existing health insurance services products, primarily those acquired in business acquisitions, would require

PAGE <57>

substantial modification or complete reformation. This determination and the continuing adverse impact of operating losses in its health insurance systems business led the Company to the conclusion that the current carrying value of certain assets of the health insurance systems business unit, principally intangibles associated with traditional indemnity insurance plan services, was not fully recoverable through sale or continuing operations. Accordingly, the Company recorded an impairment charge of $54.9 million at June 30, 1993 to reduce the carrying value of certain long-lived identifiable intangible assets ($6.3 million - customer lists, covenants not to compete and assembled workforce), acquired software ($9.2 million) and goodwill ($39.4 million) related to its health business.

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

     Additionally, as a result of the impairment of its health business, the Company decided to restructure this business and recorded a restructuring charge of $25.2 million at June 30, 1993. Costs to restructure the health insurance services business are composed of $5.2 million associated with employee severance and outplacement, and $20.0 million related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities. The Company also recorded other pre-tax restructuring charges of $.6 million. It is anticipated that these restructurings will be completed during 1994.


NOTE 14.  SEGMENT INFORMATION

     The Company operates in one business segment, providing computer software systems and related automation and administrative support and information services to the insurance industry. Approximately 90% of the Company's revenues are generated from products and services provided in the United States and no one customer accounted for more than 10% of revenues during the year ended December 31, 1993.

PAGE <58>

NOTE 15.  CONCENTRATION OF CREDIT RISK

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


NOTE 16.  SUBSEQUENT EVENTS

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

     Pursuant to a stock repurchase program approved by the Board of Directors in July 1994, the Company may purchase from time to time up to 2.5 million shares of its issued and outstanding common stock. This program is flexible as to the timing and method of acquisition of these shares. As of September 2, 1994, the Company had repurchased, on the open market, 652,200 shares of its common stock for a total of $22.2 million.

PAGE <59>

     In addition to the litigation described in Note 8, the Company is presently involved in litigation and a contract dispute arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. There are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters. While the resolution of these matters could affect the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position or results of operations. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.

PAGE <60>

               QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
                                (Unaudited)

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                       (In Thousands, Except Per Share Data)
1993 (Restated First Quarter Only):

Revenues............................ $119,215   $116,708   $108,885   $108,291
Operating income (loss).............   15,317    (97,465)       752      4,343
Other income and expenses, net......    5,926      2,015      1,333      1,382
Income (loss) before income
  taxes (benefit)...................   21,243    (95,450)     2,085      5,725
Net income (loss)................... $ 13,625   $(74,048)  $    346   $  3,943
Net income (loss) per share......... $    .58   $  (3.27)  $    .02   $    .17

1992 (Restated):

Revenues............................ $117,448   $121,239   $124,086   $126,488
Operating income....................   17,713     20,222     20,849     20,187
Other income and expenses, net......    2,793      2,840      3,212      2,947
Income before income taxes..........   20,506     23,062     24,061     23,134
Net income.......................... $ 13,840   $ 15,485   $ 16,143   $ 16,054
Net income per share................ $    .60   $    .67   $    .69   $    .69

1992 (As Previously Reported):

Revenues............................ $116,078   $123,119   $126,371   $131,544
Operating income....................   18,324     19,326     20,147     21,744
Other income and expenses, net......    2,784      2,809      3,215      3,075
Income before income taxes..........   21,108     22,135     23,362     24,819
Net income.......................... $ 13,715   $ 14,395   $ 15,168   $ 16,072
Net income per share................ $    .59   $    .62   $    .65   $    .69


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

PAGE <61>

     The results of operations for the three months ended June 30, 1993 reflect special impairment and restructuring charges of $80.7 million (after taxes, $65.0 million, or $2.87 per share). See Note 13 of Notes to Consolidated Financial Statements. Additionally, the Company recorded charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, costs overruns on certain projects and other charges arising from the Company's previously disclosed internal investigation of its accounting practices of approximately $.5 million (after taxes $.3 million, or $.01 per share) and approximately $17.6 million (after taxes $10.9 million, or $.48 per share), for the three months ended March 31, and June 30, 1993, respectively.

PAGE <62>

                                                                 SCHEDULE I

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                           MARKETABLE SECURITIES


                                               December 31, 1993

                                    Maturity   Amortized   Market     Book
Description                          Value       Cost       Value     Value
                                                 (In Thousands)

3.24% - 11.0% Municipal bonds
  and notes, maturing on various
  dates through December 1998
  (all rated AA- or better)........ $122,189   $127,505   $129,702   $127,505
5.29% - 9.50% U.S. Government and
  Agency securities, maturing on
  various dates through November
  1994.............................    4,698      4,795      4,931      4,795
200,000 shares, The Seibels Bruce
  Group, Inc. common stock,
  par value $1 per share...........     -          -           350        350

                                    $126,887   $132,300   $134,983   $132,650



PAGE <63>

                                                      SCHEDULE V

              POLICY MANAGEMENT SYSTEMS CORPORATION

                     PROPERTY AND EQUIPMENT


                             Balance    Addi-
                                At      tions              Other   Balance
                            Beginning    At     Retire-   Changes  At End
                             of Year    Cost     ments      (1)    of Year
                                             (In Thousands)

Year ended
December 31, 1993:

Land and improvements...... $  2,557  $   -    $    -     $  -     $  2,557
Buildings..................   41,820    1,347       -      16,451    59,618
Construction in progress...   15,721      730       -     (16,451)      -
Leasehold improvements.....    3,351      269      (682)      355     3,293
Office furniture,
  fixtures and equipment...   30,370    5,987      (201)    1,474    37,630
Data processing and
  communications equipment
  and support software.....  116,135   29,983   (14,689)    3,123   134,552
Other......................    5,472      956    (2,206)     (220)    4,002
                            $215,426  $39,272  $(17,778)  $ 4,732  $241,652

Year ended
December 31, 1992:

Land and improvements...... $  2,557  $   -    $    -     $   -    $  2,557
Buildings..................   41,680      157       -         (17)   41,820
Construction in progress...    6,277    9,444       -         -      15,721
Leasehold improvements.....    2,718    1,012      (542)      163     3,351
Office furniture,
  fixtures and equipment...   27,612    2,451      (558)      865    30,370
Data processing and
  communications equipment.  108,321   27,146   (18,225)   (1,107)  116,135
Other......................    5,095    1,901    (1,513)      (11)    5,472
                            $194,260  $42,111  $(20,838)  $  (107) $215,426


Note

(1) Includes assets acquired through business acquisitions, foreign currency translation adjustments, transfers and other adjustments.

PAGE <64>

                     POLICY MANAGEMENT SYSTEMS CORPORATION

                            PROPERTY AND EQUIPMENT
                                  (RESTATED)
                                 (UNAUDITED)


                             Balance    Addi-
                                At      tions              Other    Balance
                            Beginning    At     Retire-   Changes   At End
                             of Year    Cost     ments      (1)     of Year
                                             (In Thousands)
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


Note

(1) Includes assets acquired through business acquisitions, foreign currency translation adjustments, transfers and other adjustments.

PAGE <65>

                                                        SCHEDULE VI

              POLICY MANAGEMENT SYSTEMS CORPORATION

                  ACCUMULATED DEPRECIATION AND
             AMORTIZATION OF PROPERTY AND EQUIPMENT


                            Balance   Addi-
                               At     tions              Other    Balance
                           Beginning   To     Retire-   Changes   At End
                            of Year  Expense   ments      (1)     of Year
                                          (In Thousands)
Year ended
December 31, 1993:

Buildings.................. $ 7,618  $ 1,699  $     -    $   -   $  9,317
Leasehold improvements.....   1,838      349      (349)      -      1,838
Office furniture,
  fixtures and equipment...  15,418    2,832      (175)      8     18,083
Data processing and
  communications equipment
  and support software.....  55,417   21,719    (7,189)    167     70,114
Other......................   3,439      585      (493)   (260)     3,271
                            $83,730  $27,184  $ (8,206)  $ (85)  $102,623


Year ended
December 31, 1992:

Buildings.................. $ 6,414  $ 1,203  $    -     $  -    $  7,617
Leasehold improvements.....   1,843      495      (506)     (8)     1,824
Office furniture,
  fixtures and equipment...  13,102    2,590      (528)    269     15,433
Data processing and
  communications equipment
  and support software.....  50,736   19,346   (14,270)   (396)    55,416
Other......................   4,257      475    (1,289)     (3)     3,440
                            $76,352  $24,109  $(16,593)  $(138)  $ 83,730

Note

(1) Includes foreign currency translation adjustments, transfers and other adjustments.

PAGE <66>

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                    ACCUMULATED DEPRECIATION AND
               AMORTIZATION OF PROPERTY AND EQUIPMENT
                              (RESTATED)
                             (UNAUDITED)


                            Balance   Addi-
                               At     tions              Other    Balance
                           Beginning   To     Retire-   Changes   At End
                            of Year  Expense   ments      (1)     of Year
                                          (In Thousands)
Year ended
December 31, 1991:

Buildings.................. $ 5,228  $ 1,189  $     (3)  $  -    $  6,414
Leasehold improvements.....   1,354      450       -        39      1,843
Office furniture,
  fixtures and equipment...  11,087    2,274       (10)   (249)    13,102
Data processing and
  communications equipment
  and support software.....  45,938   13,443    (8,657)     12     50,736
Other......................   4,298      491      (538)      6      4,257
                            $67,905  $17,847  $ (9,208)  $(192)  $ 76,352

Note

(1) Includes foreign currency translation adjustments, transfers and other adjustments.

PAGE <67>

                                                              SCHEDULE VIII

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS


                                    Additions
                     Balance    Charged
                       at          to                            Balance
                    Beginning   Costs &     (1)                   at End
   Description      of Period   Expenses   Other   Deductions   of Period
                                        (In Thousands)

Allowance for
uncollectible
amounts
Year ended
December 31, 1993     $1,630      1,768     601     (2,182)     $ 1,817

Accrued restruct
- -uring and lease
termination cost
Year ended
December 31, 1993     $    0     29,696       0       (440)     $29,256


Note
   (1) Acquired through business acquisition.

PAGE <68>

                                                                 SCHEDULE X

              POLICY MANAGEMENT SYSTEMS CORPORATION

           SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                      Year ended December 31,
                                     1993     1992       1991
                                           (Restated) (Restated)
                                                      (Unaudited)
                                           (In Thousands)

Amortization of intangible assets:
  Computer software................$24,844  $22,068    $19,225
  Intangible assets from business
    acquisitions...................  9,274    8,527      7,137

Maintenance and repairs............  8,118    8,558      4,646
                                   $42,236  $39,153    $31,008

PAGE <69>

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     Item 4 of the Company's Report on Form 8-K, dated August 17,
1993, is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Election of Directors" in the Company's 1994 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The section of the Company's 1994 Proxy Statement titled
"Compensation Plans and Arrangements" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The sections of the Company's 1994 Proxy Statement titled
"Principal Stockholders" and "Election of Directors" are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of the Company's 1994 Proxy Statement titled
"Certain transactions" is incorporated herein by reference.

PAGE <70>

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT  SCHEDULES, AND REPORTS
           ON FORM 8-K

Financial Statements and Schedules

   See Index to Consolidated Financial Statements and
Supplementary Data on page 34.

Exhibits Filed

   Exhibits required to be filed with this Annual Report on Form
10-K are listed in the following Exhibit Index.

   Pursuant to Rule 15d-21 promulgated under the Securities
Exchange Act of 1934, the following annual report for the Company's employee stock purchase plan will be furnished to the Commission when the information becomes available:

   Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1993 is incorporated herein by reference.

Form 8-K

   The Company filed a report on Form 8-K, dated December 8, 1993 under Item 5. Other events, relating to a letter issued to the Company's stockholders, customers and employees, advising them of recent developments in connection with the Company's audit and its business.


PAGE <71>


                     REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Policy Management Systems Corporation


Our report, which includes two emphasis paragraphs discussing errors in previously issued financial statements and litigation and a Securities and Exchange Commission investigation, on the consolidated financial statements of Policy Management Systems Corporation and subsidiaries is included on page 35 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related 1993 and 1992 financial statement schedules listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.




Atlanta, Georgia                                   Coopers & Lybrand L.L.P.
September 6, 1994

PAGE <72>

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

PAGE <73>

                                SIGNATURES

BY (SIGNATURE)     /s/ Joseph D. Sargent
(NAME AND TITLE)       Joseph D. Sargent, Director
DATE                   November 16, 1994

BY (SIGNATURE)     /s/ Dr. John M. Palms
(NAME AND TITLE)       Dr. John M. Palms, Director
DATE                   November 16, 1994

BY (SIGNATURE)         Did not sign.
(NAME AND TITLE)       Joseph M., Director
DATE                   November 16, 1994

BY (SIGNATURE)         Did not sign.
(NAME AND TITLE)       Steven A. Denning, Director
DATE                   November 16, 1994