Form 10-K/A
period 1990-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-01-09
CIK 356226

RESTATED - SEE "INTRODUCTORY NOTE".

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1990     Commission file number 0-10175

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $914,934,797 at March 21, 1991 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

  The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 21, 1991 was 19,571,770.

                    DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the registrant's 1991 Proxy Statement in  connection with its 1991 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                             INTRODUCTORY NOTE

     Certain of the information in the Company's financial statements as of and for the year ended December 31, 1990 has been restated to reflect subsequent special audits of the Company's financial statements. For information regarding such special audits and the impact thereof on the Company's financial statements as of and for the year ended December 31, 1990, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 1992.

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