Form 10-K/A
period 1991-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-01-09
CIK 356226

RESTATED - SEE "INTRODUCTORY NOTE".

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1991     Commission file number 0-10175

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,636,333,083 at February 21, 1992 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

  The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at February 21, 1992 was 23,145,741.

                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified sections of the registrant's 1991 Annual Report to stockholders are incorporated by reference in Part II hereof.

(2) Specified sections of the registrant's 1992 Proxy Statement in connection with its 1992 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                             INTRODUCTORY NOTE


     Certain of the information in the Company's financial statements as of and for the year ended December 31, 1991 has been restated to reflect subsequent special audits of the Company's financial statements. For information regarding such special audits and the impact thereof on the Company's financial statements as of and for the year ended December 31, 1991, see the Company's Annual Reports on Form 10-K/A for the years ended December 31, 1992 and 1993 and the Company's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, June 30 and September 30, 1992.

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