Form 10-K/A
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-03-30
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT


               Filed pursuant to Section  12, 13 or 15(d) of

                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1992

                   POLICY MANAGEMENT SYSTEMS CORPORATION
          (Exact name of registrant as specified in its charter)

                              AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the fiscal year ended December 31, 1992 as set forth in the pages attached hereto:


List all such items, financial statements, exhibits or other portions amended.
(1)  Item 14
(2)  Form 11-K (401(k) Retirement Plan)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                          POLICY MANAGEMENT SYSTEMS CORPORATION
                                      (Registrant)


Date: March 30, 1995          By: Timothy V. Williams
                                  Executive Vice President, Chief
                                  Financial Officer

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Documents filed as a part of this report

Financial Statements and Schedules

     See Index to Consolidated Financial Statements and
Supplementary Data on Page 24.

Exhibits Filed

     Exhibits required to be filed with this Annual Report on Form 10-K or which have been incorporated herein by reference are listed in the following Exhibit Index. The 1993 Proxy Statement shall be deemed to have been filed only to the extent portions thereof are expressly incorporated herein by reference.

     Pursuant to Rule 15d-21 promulgated under the Securities
Exchange Act of 1934, the following annual report for the Company's employee stock purchase plan is filed herewith:

     Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1992.

Form 8-K

     The Company did not file any reports on Form 8-K during the year ended December 31, 1992.

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 11-K

                               ANNUAL REPORT

                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934


                For the Fiscal Year Ended December 31, 1992





                   POLICY MANAGEMENT SYSTEMS CORPORATION

                          401(k) RETIREMENT PLAN





             Issuer of securities held pursuant to the Plan is

               POLICY MANAGEMENT SYSTEMS CORPORATION
             One PMS Center, Blythewood, South Carolina 29016

                 Financial Statements and Exhibits

                                                                    Sequentially
                                                                     Numbered
                                                                      Pages


Financial Statements of the Plan together with Notes and
Independent Public Accountants' Report for the years ended
December 31, 1992 and 1991.......................................     8-18

Schedule I - Assets Held for Investment..........................       20

Schedule II - Transactions or Series of Transactions In Excess of
5% Of The Current Value Of Plan Assets...........................       21

Consent of Independent Public Accountants dated March 15, 1995,
annexed hereto...................................................       22

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Policy Management Systems Corporation 401(k) Retirement Plan Committee has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                           POLICY MANAGEMENT SYSTEMS CORPORATION
                           401(k) Retirement Plan




Date: March 30, 1995         By:  Timothy V. Williams
                                  Executive Vice President, Chief
                                  Financial Officer