Form 10-K/A
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-03-30
CIK 356226

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

                              AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:


List all such items, financial statements, exhibits or other portions amended.
(1)  Item 14
(2)  Form 11-K (401(k) Retirement Savings Plan)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                          POLICY MANAGEMENT SYSTEMS CORPORATION
                                      (Registrant)


Date: March 29, 1995         By:  Timothy V. Williams
                                  Executive Vice President, Chief
                                  Financial Officer

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

     Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1993.

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

                                 FORM 11-K

                               ANNUAL REPORT

                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934


                For the Fiscal Year Ended December 31, 1993


                   POLICY MANAGEMENT SYSTEMS CORPORATION

                      401(k) RETIREMENT SAVINGS PLAN


             Issuer of securities held pursuant to the Plan is

               POLICY MANAGEMENT SYSTEMS CORPORATION
             One PMS Center, Blythewood, South Carolina 29016

                 Financial Statements and Exhibits

                                                                    Sequentially
                                                                      Numbered
                                                                       Pages

Financial Statements of the Plan together with Notes and
Independent Public Accountants' Report for the years ended
December 31, 1993 and 1992.......................................      8-18

Schedule I - Assets Held for Investment..........................        20

Schedule II - Transactions or Series of Transactions In Excess of
5% Of The Current Value Of Plan Assets...........................        21

Consent of Independent Public Accountants dated March 15, 1995,
annexed hereto...................................................        22

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Policy Management Systems Corporation 401(k) Retirement Savings Plan Committee has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                           POLICY MANAGEMENT SYSTEMS CORPORATION
                           401(k) Retirement Savings Plan




Date: March 30, 1995         By:  Timothy V. Williams
                                  Executive Vice President, Chief
                                  Financial Officer