Form 10-K
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-03-31
CIK 356226

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                                ANNUAL REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1994     Commission file number 0-10175

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $784,457,736 at March 10, 1995 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 10, 1995 was 19,362,984.

             DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the registrants 1995 Proxy Statement in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Item 4 of Registrant's Report on Form 8-K, dated August 17, 1993, is incorporated by reference in Part III hereof.

PART I

Item 1.  Business

The Company

Organization and General Development
Policy Management Systems Corporation ("Company"), a leading provider of standardized insurance software systems and automation, administration and information services to the worldwide insurance industry, is a South Carolina corporation incorporated in 1980.

Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States. Since that time the Company has expanded geographically into Canada, Europe and Australia, as well as into the life and health insurance markets and the information services market. The Company has also further expanded its software product and services offerings through client/server computing, strategic alliances, outsourcing and acquisitions, thereby strengthening the Company's ability to serve the global insurance marketplace.

Geographic Expansion
The Company initially realized that developing international customers and marketplaces was essential in becoming a leading provider of insurance solutions and systems to the worldwide insurance industry. The Company opened its Canadian office in 1977, and since that time has expanded operations to include several European countries and the Pacific region. The Company currently has international customers in 29 different countries around the world (see Segment Information).
The Company's acquisition of Vital Data, located in Bergen, Norway, in 1993 expanded its international growth in the Nordic countries. This acquisition provides the Company with an important outsourcing center as well as a development center for the Company's European life systems (see Acquisitions).
The Company further strengthened its position in Europe and other foreign markets, with the acquisition of Creative Holdings
Group, Limited ("Creative") in December 1994 (see Acquisitions). Creative provides software solutions and professional services to medium-sized general insurance companies, and is headquartered in the United Kingdom with offices in England, Australia and Southeast Asia.

Client/Server Technology
Prior to 1989 the Company offered insurance software systems to the property and casualty insurance industry, designed to run on traditional mainframe, midrange and personal computers. In 1987, the Company began development of an integrated relational database client/server solution for the insurance industry known as Series III. Using relational databases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III provides a seamless flow of information between insurance agents, branch offices and the home office of insurance companies. With the completion of Release 7 in 1994, Series III, with the exception of workers' compensation insurance, is a comprehensive solution for all facets of the property and casualty insurance industry worldwide, and will also serve as the platform for certain life and health insurance industry solutions.
The Company also continues to provide solutions to the insurance industry through its Series II products, an earlier generation of solutions which are traditional mainframe or personal computer products, and the POINT system, which is a midrange platform typically marketed to small-to medium-sized insurers.
The Company's acquisition of CYBERTEK in August, 1993 (see Acquisitions) provided the Company with the CK/4 Enterprise Solution, a totally integrated solution for the life insurance industry. The Company is also currently integrating the CYBERTEK functionality into the development of an integrated client/server solution for the life insurance industry, known as CYBERLife.

Strategic Alliances
To expand its software product and services offerings, the Company has formed certain strategic alliances. For example, the Company's efforts on Series III development continue to be enhanced by a Development and Marketing Agreement between the Company and International Business Machines Corporation ("IBM"). The Company also entered into a Value-Added Reseller agreement with IBM for the AS/400 business computer system in conjunction with the Company's mid-range POINT system.

The Company also supports an open systems strategy, which allows the host-based components of Series III to be portable across other technology platforms. The Company's recently formed strategic alliance with AT&T Global Information Solutions ("AT&T Global") in 1994 resulted in the general availability of Series III technology for the full range of scalable UNIX-based platforms provided by AT&T Global (see Product Development).

As part of the open systems initiative, the Company joined Oracle's Business Alliance Program and Sybase's Open Solutions Partners Program. As Value-Added Resellers for both Oracle and Sybase, the Company positioned itself for developing its solutions to the insurance industry based on customer demand.

Outsourcing
In 1987, the Company began to place more emphasis on outsourcing and facilities management services market for both the private and public sectors, and today provides a full range of outsourcing services. These services range from providing processing for highly regulated lines of business to furnishing complete processing capabilities for all of an insurer's business. The Company has also added complete systems management, systems maintenance, facilities management and processing. An important sector of the Company's outsourcing business is Total Policy Management ("TPM"). Unlike traditional outsourcing that focuses on information systems, TPM combines automation, information and policy processing to provide the highest level of outsourcing to insurance companies.

The Company provides outsourcing services from data centers located in North America, Europe and Australia.

Acquisitions
During 1985, the Company initiated an expansion into the property and casualty information services business, to assist insurers in risk selection, pricing and claims adjusting. By 1988, through acquisitions of regional providers of these information services, the Company had developed a nationwide network to provide the full range of information services. These services were further expanded from 1990 through 1994, with the acquisition of companies that provide information services primarily related to the life and health insurance industries.

Between 1986 and 1989, the Company, through business acquisitions, took initial steps towards becoming a major supplier of automation solutions for the life and health insurance markets. Since then, the Company has continued to expand its product and services offerings and in August 1993, acquired CYBERTEK Corporation ("CYBERTEK") of Dallas, Texas. CYBERTEK is a leading provider of information management systems and processing solutions designed to meet the needs of the life insurance and financial services industries. The Company is currently enhancing and integrating the business functions of CYBERTEK products with certain of the Company's Series III industry applications.

In 1993 the Company acquired Vital Data in Bergen, Norway to expand the Company's international growth into the Scandinavian countries of Norway, Finland, Sweden, and Denmark. In 1994, the Company, through its subsidiary PMS Norden, began developing systems for individual life and group and life pensions, and began researching the integration of these systems with Series III, for the European market.

To further strengthen its position in Europe and other foreign markets, the Company acquired Creative Holdings Group, Limited ("Creative") in December 1994. Creative, headquartered in the United Kingdom with offices in England, Australia, and Southeast Asia, provides services and products to medium-sized general insurance companies.

This acquisition positions the Company to capitalize on business opportunities throughout Europe, the Pacific Rim, and Australia.

Business Strategy
The Company's business strategy is to offer value to customers by structuring long-term relationships and agreements that provide its customers with continuously updated solutions, while providing a high degree of recurring revenues to the Company. During the early stages of the Company's development, a major portion of the Company's revenues was derived from systems licensing activities (43.7% in 1985). As the Company has continued to enhance its position as a provider of a full range of business solutions to the worldwide insurance industry, the portion of the Company's revenues derived from systems licensing activities has declined, representing 18.1% of total revenues in 1994. The remainder of the Company's revenues are derived primarily from outsourcing, professional services and information services activities.

As a result of this strategy, initial license charges, that portion of license charges from systems licensing activities which is generally recognized as revenue upon execution of a license obligation and delivery of the product, have declined, representing 7.7% of total revenues in 1994, compared to 16.4% in 1985.

Segment Information
The Company operates in one business segment, the providing of computer software systems and automation and administration support and information services to the worldwide insurance industry.

The majority of the Company's revenues are generated from products and services provided in the United States, although the Company does have customers in a total of 29 foreign countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United States and foreign countries.

                          Percent of Revenue
                        Year ended December 31,
                         1994   1993   1992
     United States       84.8%  87.1%  84.5%
     Canada               4.1%   4.3%   3.5%
     Europe               6.7%   5.5%   8.3%
     Asia                 4.4%   3.1%   3.7%

Software Products
The Company offers over 137 business solutions, which include more than 90 application software systems, designed to meet the needs of the property and casualty, life and health insurance markets.

The Company's primary software systems currently run on mid-range and large scale IBM computers or IBM compatible equipment utilizing most IBM operating systems. In addition, a number of systems run on intelligent workstations. The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain Unix platforms, allowing customers the capability of adding cost-effective increments of processing power (see Product Development).

The Company's software products automate most insurance processing functions, including various underwriting, claims, accounting, financial and regulatory reporting and cash management functions. The systems have been designed to permit ease of use, providing flexibility in adapting them to a particular customer's requirements and modifying them as business conditions change. The systems are modular in structure and facilitate the application of updates and enhancements, as well as the interfacing and integration to different systems. Most of the systems will operate on either a stand-alone basis or in conjunction with each other.

Series III client/server technologies serve as a platform for the Company's systems for the property and casualty, life and health insurance markets. A primary objective of Series III is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for providers of insurance, creating a cooperative processing environment. In this cooperative processing environment, insurance professionals, using advanced intelligent workstations, can process multiple tasks concurrently with minimal clerical support and data entry. The foundation of Series III is the Company's Integrated Application Platform ("IAP"), more fully described below. Series III uses advanced and emerging technologies such as relational databases, graphical user interfaces and imaging. Series III technologies provide for system upgrades, additions and interfaces to be implemented more quickly and at reduced costs, with minimum disruption to ongoing operations.

The Company obtains from third parties licenses for a wide range of software products and services which are used in varying degrees to develop and enhance the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces. Although such products licensed from third parties are important to the products and services offered by the Company, there is generally no single product licensed from a third party that, if discontinued, would significantly impact the Company's development of its products and performance of its services. Insurance Industry Software Products

Billing and Collection
BILLING AND COLLECTION MANAGEMENT SYSTEM ("BCMS") - An on- line system that automates management of billing and collections for single, consolidated, third party, agency, and account current disciplines. Personal and commercial lines are supported and may be collected and paid through on-line cash entry, lockbox, optical character readers ("OCR"), or electronic funds transfer ("EFT") methods. The system features user defined pay plans, finance and service charges and delinquency plans and supports payroll deduction plans.

BILLING AND COLLECTION WORKSTATION ("BCWS") - Client/server solution that automates the management of billing and collections for property and casualty, individual life and health, and group life and health lines of business. Multiple billing disciplines (including single policy, account bill, third party, agency) and collection methods (including cash entry, lockbox, OCR, EFT, and credit card) are designed to offer enhanced flexibility to the user.

Client
CLIENT INFORMATION SYSTEM ("CIS") - DB/2-based mainframe system with a CICS front-end which serves as a common repository of information relating to an insurance company's clients and provides an index to other corporate data. CIS bridges computer systems, regardless of the software product and vendor, and displays various business relationships that exist between the client and the insurance company.

CLIENT INFORMATION WORKSTATION ("CIWS") - Client/server solution that automates the management of information about a person, company, prospect or provider who has a relationship with an insurance company.

Financial
FINANCIAL WORKSTATION ("FWS") - Client/server solution that provides financial balancing and summarization for general ledger interaction.

FINANCIAL MANAGEMENT SYSTEM ("FMS") - VSAM-based on- line, real time integrated general ledger solution that allows for the allocation of expenses, budgeting, reporting, transaction balancing, and file updating.

Management Information
MANAGEMENT DECISION SUPPORT ("MDS") - Workstation tool that provides insurance professionals with the capability to design and run queries against information contained in relational databases and allows on-line access to current and historical versions of various standard reports.

Reinsurance
REINSURANCE MANAGEMENT SYSTEM ("RMS") - Client/server solution that provides data capture of reinsurance rules that are used to generate and manage cessions and retrocessions to provide an accurate analysis of reinsurance placement for premiums and losses.

General Office
WORK IN PROCESS ("WIP") - Client/server solution that facilitates the management, including tracking, assigning, reassigning and controlling, of various tasks generated in an insurance company environment.

Architecture
INTEGRATED APPLICATION PLATFORM ("IAP") - A technical platform which, using client/server technology, provides the capability to develop applications and link software systems, whether they are those of the Company or another party. Includes data models, process models and other Series III architecture foundations.

Property & Casualty Software Products
Underwriting And Policy Administration
POLICY MANAGEMENT SYSTEM ("PMS") - PMS, the Company's most comprehensive and widely used mainframe system, performs the functions essential to all phases of the management of property and casualty insurance policies. This system is designed to reduce paper work dependency, facilitate rapid access to information and improve service. Principal automated functions performed by PMS are policy rating and premium calculation, policy printing, renewal and endorsement generation and certain reinsurance processing.

UNDERWRITING WORKSTATION ("UWS") - Client/server solution that stores and manages policy information in a central location to improve the accuracy and consistency of underwriting decisions. Automates rate, quote, and policy issuance, eliminating the need for manual intervention. "Rating Processor- and "Underwriting Decision Support- ("UDS") are subcomponents of Underwriting Workstation that may be licensed separately.

MICRO MAINFRAME SYSTEM ("MMS") - An intelligent workstation based system designed to meet the policy processing and rating needs of property and casualty insurance companies. MMS emulates mainframe functions on a workstation allowing the maintenance of software rating applications that run in either a mainframe or workstation environment.

Claims
CLAIMS HANDLING SYSTEM ("CHS") - An intelligent workstation based system which automates most claims handling related functions of property and casualty insurance companies, including claims payments, and facilitates the uploading and downloading of claims information between host and remote computers.

CLAIMS WORKSTATION ("CWS") - Client/server solution that automates the claims handling processes, as well as providing access to the various claims functions and information in a distributed environment.

Management Information And Reinsurance
INSURANCE MANAGEMENT INFORMATION SYSTEM ("IMIS") - A management information and reporting system that provides premium, loss experience, reinsurance and actuarial reporting to satisfy insurance company management and statutory reporting requirements for property and casualty insurance companies.

MANAGEMENT INFORMATION SYSTEMS ("MIS") - Client/server system that provides data generation and manipulation capabilities to fulfill the management, annual statement, actuarial, bureau, and other reporting requirements of a broad range of insurance companies.

Midrange Platform
POINT - An integrated midrange property and casualty processing system designed to run on IBM's AS/400 computer. Provides policy, claims, financial and reinsurance management, coupled with a relational database for general insurance companies based in the Americas.

ALL LINES RATING - A midrange solution that automates rate, quote, premium generation and policy issuance for personal and commercial lines for POINT. Supports new business, endorsements and renewals.

INSURE/90 - A fully integrated, on-line system designed to run on IBM's AS/400 platform. Provides comprehensive functions for the back office administration and management needs for European, Canadian and Pacific Rim general insurance companies of all sizes.

Sales And Marketing
ADVANCED COMMUNICATIONS ACCESS ("ACA") - A bridge between application systems that interfaces IBM mainframe- based company systems with mini- and micro-based systems. ACA provides communications, data translation, and routing capabilities, and supports ACORD and SCIO standards for several lines of business.

Life Software Products
CK4/VS - An advanced administration system that provides real-time processing for advanced or traditional life, annuity and health insurance products. CK4/VS' exclusive Product Line Architecture allows the user to define unique, competitive products without costly modifications. CK4/VS offers fast product introduction, increased productivity and strong agent and policyholder service because of its real-time processing and communication structure.

CK4 WORKSTATION ADVISOR - Allows the Personal Computer to be utilized to provide an intelligent administrative workstation for mainframe and client/server based applications. A scripting facility allows business processes to be re-engineered to improve productivity and enhance customer service.

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

COGENSYS JUDGMENT PROCESSOR - A software system designed to emulate the decision-making logic of an effective human expert in a variety of business application areas, including life insurance and property and casualty underwriting.

COGENSYS INFORMATION MANAGER - A front-end system with the ability to create and manipulate electronic versions of forms which are used in conjunction with Judgment Processor. The system is flexible and multilingual and provides an automatic interface between spreadsheets and existing microcomputer and mainframe databases within a customer's company.

COGENSYS APPLICATION MANAGER - A scheduling and tracking system that manages the activities of the COGENSYS Judgment Processor and Information Manager. It integrates the entire COGENSYS Judgment software line of products and provides query and management reports of the entire process.

PRIVATE LIFE INSURANCE SYSTEM ("PLIS") - European automatic user-controlled computer system for processing of individual life insurance policies which covers all functions in the production of individual life insurance and pension plans including:
signing of new policies, policy endorsements, reimbursements, premium payments, simulation and statistics and case processing. BELIV - European application for administration of life and pension insurance. Beliv provides all functionality from quoting, administration of contract and employee information, disbursements and termination of the contract. The Beliv application is modular and integrates with other Series III systems, as well as non-Series III systems.

Health Software Products
HEALTH ENTERPRISE SOLUTION ("HES") - A comprehensive series of systems designed for the administration and management of most indemnity and managed care health products. Functions supported include point of service, capitation and a full array of other managed care requirements. HES includes ADMIN and CAPS (as described below) as sub-systems.

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

PROVIDER INFORMATION MANAGEMENT SYSTEM ("PIMS") - A relational database provider information solution that retains information on demographics and pricing solutions in order to administer HMO and managed care business requirements.

Product Support and Services
Most customers licensing the Company's software systems pay a monthly license fee which entitles the customer to MESA (Maintenance, Enhancements and Services Availability). Under the maintenance provisions of MESA the Company provides telephone support and error correction to current base versions of licensed systems. The enhancement provisions of MESA provide any additions or modifications to the licensed systems, if and when they become generally available as a result of the Company's continuing research and development efforts. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

The Company offers professional services, which include systems implementation, systems migration and integration assistance, consulting and educational services. These services are available under services agreements and are charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements. Additionally, the Company offers outsourcing and information services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers to automated information services through the Company's North America telecommunications network using the Company's database products. Outsourcing services are typically provided under contracts having terms from three to ten years. Professional Services

BUSINESS NEEDS ANALYSIS - Maps a customer's strategic plan in conjunction with the rollout of future Series III releases and defines the sequence, time frame, and effort of tactical projects necessary to meet that strategy.

CONSULTING SERVICES - Experienced personnel are available for consultation in the areas of insurance and data processing.
Consulting services can range from project management to programming.

EDUCATION SERVICES - Offers a comprehensive selection of hands-on classes to familiarize customers with the use of systems. Classes can be taught at the customer's site or at the Company's home office. Education Services also provides a Resource, Evaluation, and Planning Service to help customers identify their training needs, as well as Series III University enrollment and curriculum.

IMPLEMENTATION SUPPORT - The Company's project teams provide the customer their expertise in planning, customization, modification, installation and testing. Packages are available for all of the Company's systems.

Outsourcing Services
The Company offers comprehensive outsourcing services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business such as Massachusetts automobile and automobile assigned risk plans to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis; to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support.

Information Services
The Company offers a wide range of information services which are packaged to facilitate efficient review of underwriting risks and may be ordered and received on an automated basis through the Company's nationwide telecommunications network. These information services, which are designed to assist insurance professionals in making better decisions about risk selection, pricing and claims settlement, currently include motor vehicle reports (driving record), credit reports and histories, property inspection and valuation reports, property claims estimating, premium audits, physician reports and medical histories, as well as undisclosed driver information, driver mileage verification and claims histories provided through the Company's database services.

Product Development
Historically, the computer software and services industry has experienced rapid technological changes in hardware and software. Additionally, the insurance industry is constantly subject to regulatory changes and new requirements. This combination of change requires the Company to develop new products and enhance its existing products to constantly meet the automation needs of the worldwide insurance industry.

An example of the Company's continuing product development effort is the Company's new generation of systems; Series III for property and casualty and CYBERLife for the financial services industry (see Software Products above).

Although development efforts for the full release of Series III for the property and casualty insurance industry will continue, major components of Series III have been delivered since development began in 1987. With the completion of Release 7 in 1994, Series III, with the exception of worker's compensation insurance, offers a comprehensive solution to the property and casualty industry worldwide.

CYBERLife represents a significant investment to rearchitect the existing suite of CYBERTEK enterprise solutions into a true client/server environment. CYBERLife will offer a completely integrated solution to the financial services industry with releases beginning in 1995.

While the Company intends to continue to develop applications for IBM architecture platforms, it also supports open systems. This open systems approach, which allows the host-based components to be converted to various platforms, will allow separate software products to be integrated with one another, as well as with the customer's existing and future systems, whether provided by the Company or other vendors.

The first agreement to support open systems development is with NCR Corporation, an AT&T subsidiary, now known as AT&T Global Information Solutions ("AT&T Global"). The Company and AT&T Global are jointly marketing the Company's Series III systems worldwide to insurance companies implementing AT&T Global's UNIX-based solutions. AT&T Global has provided a full range of scalable platforms to the Company and in 1994 the Company successfully ported the Series III host-based components to run on AT&T's 3555, a symmetric multiprocessor system. In addition, AT&T Global has made a commitment to support the marketing of the Series III software and to participate in the funding of the conversion of the Series III host-based software to AT&T Global's UNIX-based platforms.

The Company is also in the process of re-engineering its POINT system, a midrange solution designed for use by mid-sized property and casualty insurance companies, to make it portable across different hardware platforms. The POINT Open system, with this open systems direction, will offer insurance companies increased flexibility in adding functionality and processing power.

In an effort to maintain and strengthen its competitive position, the Company expends substantial amounts on internal product development. Expenditures for internal product development, which were capitalized, were $30.7, $24.7, and $24.3 million in 1994, 1993, and 1992, respectively, representing 6.2%, 5.5%, and 5.0%, respectively, of total revenues. In addition to its continuing development efforts, the Company, in the past several years, has expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace. The Company acquired software products with a cost basis of $2.0, $25.1, and $17.7 million in 1994, 1993, and 1992, respectively, representing .4%, 5.5%, and 3.6%, respectively, of total revenues.
The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

Marketing and Customers
The Company markets its products and services to several thousand property and casualty insurance companies, life insurance companies, health insurance organizations and independent agents and adjusters. In addition, the Company offers its software products and automation and administration support services in 37 foreign countries. At December 31, 1994, the Company was providing its products and services to more than 8,700 insurance companies, agents and adjusters. No one customer accounted for more than 10% of revenues during the year ended December 31, 1994.

The Company markets its products and services through a staff of approximately 200 employees, including salesmen and marketing support personnel, most of whom are specialists in the insurance industry and data processing. The Company's marketing force works extensively with each prospective customer, analyzing its specific requirements. Consequently, the marketing process may extend over several months for a prospective customer seeking a major automation or information solution.
In addition to its own software products, the Company markets certain third party software products to its customers. Typically, these products are designed to perform noninsurance functions or to improve the control and productivity of computer resources.

Licenses and Product Protection
The Company's revenues are generated primarily by licensing to customers standardized insurance software systems and providing outsourcing, professional services and information services to the worldwide insurance industry.

Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge grants a right to use the software system available at the time the license is signed. The monthly license charge, which covers the right to use during the term of the agreement, also provides access to Maintenance, Enhancements and Services Availability ("MESA") (See description under Product Support and Services).

The Company relies upon contract, intellectual property, copyright and other bodies of law to protect its products as trade secrets and confidential proprietary information. The Company's agreements with its customers and prospective customers prohibit disclosure of the Company's trade secret and proprietary information to third parties without the consent of the Company and generally restrict their use of the Company's products to only their operations. The Company also informs its employees of the proprietary nature of its products and obtains from them an agreement not to disclose trade secrets and proprietary information. Notwithstanding those restrictions, it may be possible for competitors of the Company to obtain unauthorized access to the Company's trade secrets and proprietary information. The Company also has registered service marks or pending applications for registration for many of its software products.

Competition
The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of comprehensive insurance software systems and related outsourcing, professional services and information services to the worldwide insurance industry. Very large insurers, which internally develop systems similar to those of the Company, along with their affiliates, may not become major customers of the Company for software. There are also a number of independent companies who offer software systems which perform certain, but not all of the functions performed by the Company's systems.

There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than the Company and the technological abili ty to develop software products similar to those offered by the Company. There are also a number of companies that provide information services similar to those provided by the Company to the insurance industry. These companies present a significant competitive challenge to the Company's information services business.

The Company competes on the basis of its service, price, system functionality and technological advances. However, the Company believes the most important considerations for potential consumers of its products and services are product capability, ease of installation and use, reliability and quality of technical support, documentation and training, integration of the products and services capabilities and the experience and financial resources of the Company.

Employees
At December 31, 1994, the Company had 4,340 full-time employees and 4,678 total employees located in offices worldwide.

Item 2.  Properties
The Company owns its 700,000 square foot headquarters complex located on 145 acres in Columbia, South Carolina. The Company leases space at 37 various locations domestically for its regional and branch offices throughout the United States. Internationally, the Company has 14 locations in 7 countries throughout Canada, Europe and the Pacific Rim.

The Company, through its data centers located in North America, Europe and Australia, utilizes 16 mid-range and mainframe computers. All computers are owned or held under long-term leases. In total, these computers have 7,464 megabytes of memory and are capable of processing approximately 772.2 million instructions per second. The Company is currently utilizing 70% to 90% of this capacity.

Item 3.  Legal Proceedings
As previously disclosed, the Company did not meet its earnings plan for the first quarter of 1993, due principally to the deterioration in the Company's health insurance systems business. Following this announcement, the Company's stock price dropped by over 40% and, within 24 hours, litigation was commenced in the United States District Court for the District of South Carolina against the Company and certain of its present and former officers and directors in the form of a class action on behalf of purchasers of the Company's common stock between March 18, 1992, and ultimately, July 8, 1993. The lawsuit alleged that, among other things, the Company had failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information in violation of federal securities laws.

Partly in response to these allegations, the Company conducted its own internal review of its accounting practices and financial statements for the years 1990 through 1993. The Company engaged new independent accountants to review its internal controls and to conduct a special audit of the Company's financial statements covering the year 1992 and the first six months of 1993. The special audit and detailed internal review required several adjustments to the Company's previously reported financial statements. These adjustments are reported in Item 6 of Part II and Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, and resulted in an increase in earnings per share for the year 1992 of 10 cents per share and a $5.1 million increase in retained earnings as of December 31, 1992, as compared to prior publicly reported results. There was no change in annual earnings per share for 1990 or 1991. The Company implemented new control procedures recommended as part of the controls review and expanded its management team.

In December 1994, the Company reached an agreement, subject to court approval, to settle the shareholder class action. The settlement of $31 million will be paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) which has been recognized as an expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company.

In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in
connection with their investigation.   The United States Attorney
for the District of South Carolina also is conducting an investigation into certain of these matters. The Company is cooperating with these investigations.

In addition to the litigation described above, the Company is presently involved in litigation arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK and an early version of its Series III software. There are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters. While the resolution of these matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.

Item 4.  Submission of Matters to a Vote of Security Holders
At the Company's Annual Meeting of Stockholders, held October 13, 1994, the Company's stockholders approved the election of three Directors, Roy L. Faulks (17,477,827 votes for and 172,435 abstentions), Frederick B. Karl (17,474,328 votes for and 175,934 abstentions) and Richard G. Trub (17,470,026 votes for and 180,236 abstentions), to serve a term of three years and one Director, Steven A. Denning, to serve a term of two years (17,476,983 votes for and 173,279 abstentions), approved the ratification of the selection of independent auditors (17,555,619 votes for, 28,558 against and 66,085 abstentions) and approved a proposal to amend the Company's Articles of Incorporation to remove the mandatory retirement age for members of the Board of Directors (16,359,664 votes for, 307,261 votes against and 983,337 abstentions). On the matters presented for shareholder vote, there were no broker non-votes.

Executive Officers of the Registrant

   Name               Age                 Position
G. Larry Wilson       48   Chairman of the Board, President and
                           Chief Executive Officer
David T. Bailey       48   Executive Vice President
Charles E. Callahan   46   Executive Vice President
Donald A. Coggiola    55   Executive Vice President
Robert L. Gresham     52   Executive Vice President and Treasurer
Stephen G. Morrison   45   Executive Vice President, Secretary
                           and General Counsel
Timothy V. Williams   45   Executive Vice President and Chief
                           Financial Officer
James P. Brown        48   Senior Vice President

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

Stephen G. Morrison - Executive Vice President, Secretary and General Counsel of the Company since January 1994. Responsible for the administration of the legal affairs of the Company. Employed by the Company since January 1994. Prior to joining the Company, Mr. Morrison was engaged full time in the practice of law as Senior Partner with Nelson, Mullins, Riley & Scarborough in Columbia, South Carolina. In that capacity, Mr. Morrison served as the Company's chief outside litigation counsel for matters other than those described in Note 8 to the Financial Statements. Mr. Morrison will continue his affiliation with Nelson, Mullins, Riley & Scarborough and continues to perform certain services in that capacity on a declining basis.

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

                               1994
                           High      Low
     First Quarter...... $39 3/4   $28 3/4
     Second Quarter.....  35 1/8    25 3/4
     Third Quarter......  41 1/2    32 1/4
     Fourth Quarter.....  47 3/4    37 1/4

                               1993
                           High      Low
     First Quarter...... $87 1/4   $74 1/2
     Second Quarter.....  86 1/4    32 7/8
     Third Quarter......  36 3/4    21 5/8
     Fourth Quarter.....  31 3/8    22 1/4


Title of Class
Common Stock, $.01 par value

Number of Record Holders as of March 10, 1995
1,619

Item 6.  Selected Consolidated Financial Data


                                                                 (Unaudited) (Unaudited)
Results of Operations               1994       1993       1992       1991       1990
                                          (In Thousands, Except Per Share Data)
Revenues......................... $492,706   $453,099   $489,261   $411,156   $341,692
Operating income (loss)..........  (19,745)   (77,053)    78,971     63,659     51,207
Other income and expenses, net...    1,256     10,656     11,792      9,117      4,222
Income (loss) before income
  taxes (benefit)................  (18,489)   (66,397)    90,763     72,776     55,429
Net income (loss)................ $ (9,658)  $(56,134)  $ 61,522   $ 42,596  $  37,166
Net income (loss) per share...... $   (.46)  $  (2.46)  $   2.65   $   2.21  $    1.92
Fully diluted net
  income per share...............      -          -         -      $   2.14  $    1.80

Financial Condition
Cash and equivalents, marketable
  securities and investments..... $ 34,304   $156,772   $238,521   $197,414   $152,994
Current assets...................  167,725    287,737    343,913    299,750    246,461
Current liabilities..............   76,856     80,981     57,226     67,505     46,363
Working capital..................   90,869    206,756    286,687    232,245    200,098
Total assets.....................  524,031    659,803    706,942    632,692    529,249
Long-term debt (excludes
  current portion)...............    4,162     5,655       6,001      5,976    102,633
Total liabilities................  147,109   182,831     127,866    132,813    201,841
Stockholders' equity.............  376,922   476,972     579,076    499,879    327,408



The above should be read in conjunction with the Consolidated Financial Statements, Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Annual Report. The results of operations in 1994 and 1993 reflect special charges of $71.9 million (after taxes $44.2 million, or $2.27 per share) and $98.8 million (after taxes $76.2 million, or $3.29 per share), respectively. Earnings per share, before special charges, were $1.65 and $.83 for 1994 and 1993, respectively. See Quarterly Consolidated Results of Operations on page 45 and Note 12 of Notes to Consolidated Financial Statements on page 42.


Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                               Percent
                                                         Increase  (Decrease)
                               Percentage of Revenue        1994     1993
                               Year Ended December 31,       vs       vs
                                1994    1993     1992       1993     1992

Revenues:
  Licensing...................  18.1%   16.5%    14.9%      19.3%    2.3%
  Services....................  81.9    83.5     85.1        6.7    (9.1)
                               100.0   100.0    100.0        8.7    (7.4)

Costs and Expenses:
  Employee compensation
    and benefits..............  35.5    37.0     34.4        4.3     (.3)
  Computer and communications
    expenses..................   5.2     4.9      4.3       13.3      6.1
  Information services and
    data acquisition costs....  26.9    28.8     19.0        1.7     40.3
  Impairment and restructuring
    charges, net..............   6.3    17.8      -        (61.9)     -
  Purchased research and
    development...............    .5     -        -          -        -
  Litigation settlement and
    expense, net..............   6.9     -        -          -        -
  Depreciation and amortization
    of property, equipment and
    intangibles...............  11.6    13.1     10.8       (3.3)    12.0
  Other operating costs and
    expenses..................  11.1    15.4     15.4      (21.3)    (7.3)
                               104.0   117.0     83.9       (3.3)    29.2

Operating income (loss).......  (4.0)  (17.0)    16.1       74.4   (197.6)

Other income and
  expenses, net...............    .2     2.3      2.4      (88.2)    (9.6)

Income (loss) before income
  taxes (benefit)............. (3.8)   (14.7)    18.5       72.2   (173.2)

Income taxes (benefit)........ (1.8)    (2.3)     6.0      (14.0)   135.1

Net income (loss)............. (2.0)%  (12.4)%   12.5%      82.8   (191.2)



The Company's revenues are generated principally by licensing to customers standardized insurance software systems and providing automation and administrative support and information services to the worldwide insurance industry. Licensing revenues are provided for under the terms of nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. Services revenues are derived from professional support services, which include implementation and integration assistance, consulting and education services, information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administration support and automated information services through the Company's nationwide telecommuni-cations network using the Company's database products.

Revenues

  Licensing           1994    Change    1993    Change     1992
                                 (Dollars In Millions)
Initial charges....  $38.1    43.8%    $26.5    (3.6)%    $27.5
Monthly charges....   51.0     5.8%     48.2     5.9 %     45.5
                     $89.1    19.3%    $74.7     2.3 %    $73.0

Percentage of
  revenues.........   18.1%             16.5%              14.9%

Initial license revenues for 1994 increased $11.6 million (43.8%) compared to 1993. The increase is principally related to new systems licensed by life insurers ($10.4 million) and to an expanded license agreement with a large Blue Cross Blue Shield organization and other licensing activities in the health insurance systems business ($6.5 million). Increased system licensing in the life insurance market reflects growing customer interest in the Company's CK/4 Enterprise and impending release of CYBERLife software system solutions. These system solutions incorporate and capitalize on the capabilities of software products acquired in the acquisition of CYBERTEK Corporation in August 1993 and components of the Company's Series III technology. The Company does not expect to see recurring transactions such as the large Blue Cross Blue Shield license expansion ($5.9 million) in the near term as health insurers, for the most part, are still reluctant to make major systems decisions. The increase in initial license revenues, experienced by the life and health insurance systems businesses, was partially offset by a reduction in system licensing revenues from property and casualty insurers. Although down $5.3 million (20.1%) for the year, property and casualty initial licensing revenues increased $7.4 million (135.3%) for the combined third and fourth quarters of 1994, compared to the corresponding period in 1993. This increase reflects growing customer acceptance of the Company's integrated client/server technology available in Series III and the Company's POINT system, which is typically marketed to small- to medium-sized insurers. Larger insurers also licensed POINT for their specialized niche markets and subsidiary companies.

Initial license revenues for 1993 decreased $1.0 million (3.6%) compared to 1992. This decrease was due principally to a decrease in both the life ($5.3 million) and health ($5.0 million) insurance systems businesses. The decrease in licensing revenues attributable to the life business arose from the Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software rather than to continue licensing the Company's existing life products. The Company's development work on new releases began in September 1993 and the Company began making new releases of its CK/4 Enterprise systems generally available in the second quarter of 1994. The Company believes the decline in licensing revenues attributable to the health business was directly related to the uncertainty created by the national debate over proposals to restructure the country's healthcare system and the unwillingness of insurers to make commitments for any significant new enterprise-wide systems, while the move from indemnity to managed care products is rapidly evolving. These decreases were partially offset by an increase in initial license revenues related to the property and casualty insurance business of $9.3 million. A significant portion of property and casualty licensing activity occurred during the first half of 1993. Subsequent to April 1993, the Company believes the property and casualty licensing activity was negatively affected by the Company's special audit and related activities, which were not concluded until February 1994. Subsequent to April 1994, when the Company announced its third and fourth quarter and annual 1993 operating results, property and casualty licensing revenues began to reflect a more traditional level of activity.

Monthly license revenues for 1994 increased $2.8 million (5.8%) compared to 1993. This increase is principally related to an increase attributable to licenses acquired as part of the acquisition of CYBERTEK Corporation in August 1993 and to other new licensing activities in both the domestic and international life insurance markets. This increase was partially offset by a $1.6 million decline in other licensing activity, principally in the health insurance systems business.

Monthly license revenues for 1993 increased $2.7 million (5.9%) compared to 1992. This increase is principally related to an increase of $2.1 million attributable to licenses acquired as part of the acquisition of CYBERTEK Corporation and to $.6 million related to the health insurance systems business. Monthly license revenues related to property and casualty business remained relatively unchanged due principally to the decline in licensing activity during the second half of 1993, as stated above.

  Services            1994    Change    1993    Change     1992
                                 (Dollars In Millions)
Professional and
  outsourcing...... $208.6    13.7 %  $183.5   (28.6)%   $256.9
Information........  193.0      .7 %   191.7    23.8 %    154.8
Other..............    2.0   (37.5)%     3.2   (30.4)%      4.6
                    $403.6    19.3 %  $378.4    (9.1)%   $416.3

Percentage of
  revenues.........   81.9%             83.5%              85.1%

Professional and outsourcing services revenues for 1994 increased $25.1 million (13.7%) compared to 1993. This increase was principally related to additional services from existing and new contracts with property and casualty insurance companies and residual markets of $25.9 million for total policy management outsourcing services, an increase of $10.2 million in services arising out of the acquisition of CYBERTEK Corporation in August 1993 and $13.8 million of additional services from the Company's European life insurance business, principally related to new customers and the acquisition of a data center, including its workforce, in Bergen, Norway, in December 1993. These increases were partially offset by the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty business decreased from $19.7 million in 1993 to $3.4 million in 1994 and to a decrease of $6.7 million in the Company's health insurance systems business. As a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company started to replace revenues lost from the MTF, during 1994. The increase in new outsourcing services in Europe is principally the result of signing one of the largest outsourcing agreements in the Company's history in December 1993.

Professional and outsourcing services revenues for 1993 decreased $73.4 million (28.6%) compared to 1992. The decrease was principally related to a decline in services provided by the Company's health insurance systems business and to the wind-down of the MTF project. Prior to the wind-down of the MTF, annual MTF revenues in 1992 were $68.4 million. The Company believes the decline in health revenues was directly related to the significant restructuring proposals discussed above. For a more detailed discussion of the effects of healthcare reform, see Costs and Expenses below.

Information services revenues for 1994 increased $1.3 million (.7%) compared to 1993. This increase is principally related to $2.5 million of life information services (principally attending physician statements and personal medical history interviews), which was partially offset by a reduction in revenues associated with the Company's property and casualty risk information services business.

Information services revenues for 1993 increased $36.9 million (23.8%) compared to 1992. This increase is principally related to $35.6 million of new services provided to the independent agency market and new customers, and to $8.2 million of life information services (principally attending physician statements and personal medical history interviews). These increases were partially offset by a $6.9 million reduction in revenues associated with the Company's domestic property and casualty risk information services business.

The Company believes that decreases associated with the Company's domestic property and casualty automobile and risk information services business, described above, relate principally to significant changes in the property and casualty insurance industry. As a result of the catastrophic losses arising from several natural disasters in 1992 and 1993, insurers have experienced significant underwriting margin erosion. In some cases, insurance companies were forced to discontinue writing business in certain high-risk areas and in general have reduced new business activity. Consequently, the demand for information services has declined, intensifying competition among information providers and placing downward pressure on price. Although faced with lower volumes and reductions in its price structure, the Company was able to compete, through its national information gathering network, by delivering information electronically and integrating the information into its policy and claims administration systems. During the first quarter of 1994 there was a major earthquake in California and, by the second quarter, several insurance companies that used the Company's information services had stopped writing business in that state. With the loss of key customers and the prospect of a further decline in sales resulting from this changing industry environment, the Company undertook a detailed assessment to determine future expectations for this business. For a more detailed discussion of the effects of this assessment, see Costs and Expenses below.

Costs and Expenses
Employee compensation and benefits increased $7.1 million (4.3%) for 1994 compared with 1993, and is principally related to an increase of $16.1 million in costs associated with the acquisition of CYBERTEK Corporation in August 1993, the acquisition of a data center, including its workforce, in Bergen, Norway, in December 1993, and the increased use of temporary labor throughout the year. The increase in costs associated with these acquisitions was partially offset by a reduction in compensation and other benefits of $7.8 million resulting from a downsizing in the Company's health insurance services staff from 388 at the end of 1993 to 220 at the end of 1994. These staff reductions are part of the Company's restructuring of its health business (see Note 12 of Notes to Consolidated Financial Statements).

Although employee compensation and benefits remained relatively unchanged from 1992 to 1993, the Company did experience a reduction in compensation and other benefits resulting from the downsizing in the Company's health insurance systems staff, which was partially offset by costs associated with the acquisition of CYBERTEK Corporation in August 1993.

Computer and communications expenses increased $3.0 million (13.3%) to $25.4 million for 1994 compared to $22.4 million for 1993. This increase results primarily from increased costs associated with business acquisitions. The increase of $1.3 million (6.1%) for 1993 compared to 1992 is primarily related to costs associated with the CYBERTEK acquisition.

Information services and data acquisition costs increased $2.2 million (1.7%) for 1994 compared with the corresponding period in 1993, due primarily to an increase in the volume of state fees for motor vehicle reports, which is part of the Company's property and casualty automobile information services business, and an increase in the volume of fees for medical reports provided by the Company's life information services business. Information services and data acquisition costs increased $37.5 million (40.3%) to $130.3 million for 1993 compared to $92.8 million for 1992. This increase is principally related to services provided to the independent agency market and new customers, and to a lessor degree, life information services (principally attending physician statements and personal medical history interviews).

The Company recorded certain impairment and restructuring charges/credits amounting to $30.7 and $80.7 million for 1994 and 1993, respectively. The amount recorded in October 1994 includes a $21.6 million charge related to the impairment of identifiable intangible assets and goodwill associated with acquired businesses, principally the property and casualty automobile and risk information services business, an $11.5 million charge related to the impairment of acquired software products, which were discontinued, a $4.4 million credit related to a change in the Company's estimates associated with certain restructuring reserves established in June 1993 and a $2.0 million charge related to established liabilities for the costs of terminating certain lease obligations in the United Kingdom and related costs of consolidating the Company's existing operations with those of an acquired business in the United Kingdom. Impairment charges were recorded in June 1993 to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million). The Company also recorded other restructuring charges of $.6 million at June 30, 1993 (see Note 12 of Notes to Consolidated Financial Statements).

The Company, as a result of significant changes in the property and casualty insurance industry (see Revenues above), experienced a $5.1 million operating loss (before interest and income taxes) in its property and casualty domestic automobile and risk information services business in 1994. Revenues associated with this business amounted to $128.9 and $133.0 million for 1994 and 1993, respectively. Although the Company took actions during 1994 to improve the overall performance of this business, such as implementing management changes, realignment and consolidation of field offices, and refining and enhancing current product offerings, this business continued to reflect declining sales and earnings, with the loss of business from key customers. (For a further discussion see Revenues above.)

As a result of a detailed business assessment, revised forecast of discounted expected future cash flows and the application of the Company's accounting policy to evaluate recoverability, the Company determined that the carrying value of certain intangible assets of this business was not fully recoverable. The Company recorded impairment charges of $19.1 million to write-off the carrying value of certain identifiable intangible assets ($6.4 million) and goodwill ($12.7 million) related to its property and casualty automobile and risk information services business.
The acquisition of CYBERTEK provided the Company with the opportunity to develop new releases of certain of its life software systems based on the business functions of CYBERTEK software, and to assess strategic changes in direction related to the Company's development of its future life software systems. As a result, the Company determined in the fourth quarter of 1994 that certain business operations and software systems acquired in Austria would not be compatible with the Company's future
direction.   The Company decided that it would cease operations
related to this business and would no longer market or license the acquired software system. Consequently, the Company recorded impairment charges to write-off the carrying value of certain identifiable intangible assets, goodwill and acquired software, of $2.2 million related to this prior business acquisition.
These non-cash impairment charges include acquired software of $1.5 million and identifiable intangible assets and goodwill of $.7 million.

The Company decided that it would cease to do business in certain markets with respect to the CAPSIL business and operations acquired from Capsco Pallm Systems, Inc. The Company determined that the functionality and technical platform represented by acquired software systems would be replaced by software that is being and has been developed in conjunction with its future strategic direction. As a result of its evaluation, the Company determined that no write-down of the software is necessary. The Company did, however, record impairment charges of $1.8 million to reduce the carrying value of certain identifiable intangible assets ($.7 million) and goodwill ($1.1 million), relating to the acquired business in the United States.

Due to a decision by one of the Company's property and casualty insurance customers not to license software acquired by the Company for integration into its property and casualty software systems and the Company's decision not to market or license such software, the Company recorded impairment charges of $1.9 million to write-off the carrying value of such software. During the fourth quarter of 1994, the Company also decided it would no longer market or license its Agency Workstation System ("AWS"), an automated insurance agency sales and marketing software system, acquired from Agency Automation Partners Limited. As more of the Company's customers have become operational on Series III and plan the full implementation of Series III functions, the Company changed its strategy for integrated system solutions between the insurance company and its agents (or independent agents) or direct marketers. As a result, the Company will change its dependency on AWS and integrate new agency software system tools with its Series III functions. Consequently, the Company recorded impairment charges of $8.1 million to write-off the carrying value of AWS.

During 1994, the Company as a result of new events occurring changed its estimates and reduced its restructuring reserves associated with its health insurance systems business, established in June 1993, by $4.4 million, $2.6 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities.

The Company established reserves of $2.0 million at December 31, 1994, in connection with the acquisition of Creative Group Holdings, Limited ("Creative"), to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom and relocation and severance costs associated with consolidating its existing operations. The Company also expensed $2.6 million of purchased research and development, related to the Creative acquisition, at December 31, 1994 (see Note 2 of Notes to Consolidated Financial Statements).

The Company announced, in December 1994, that it reached an agreement in principle, subject to court approval, to settle the securities class action pending against the Company. The settlement of $31 million will be paid by the Company's Directors' & Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the settlement, plus the Company's litigation costs of $18.1 million ($11.3 million after tax), less the recovery from the insurance company (see Note 8 of Notes to Consolidated Financial Statements).

Depreciation and amortization expense decreased $2.0 million (3.3%) for 1994 compared with 1993. This decrease is principally related to a reduction in amortization charges of $5.1 million associated with the impairment of certain identifiable intangible assets, goodwill and software products principally related to the Company's health insurance systems and property and casualty information services businesses. This reduction was partially offset by an increase in amortization charges of $3.5 million associated with identifiable intangible assets, goodwill and software products related to the CYBERTEK acquisition in August 1993.

Depreciation and amortization expense increased $6.3 million (12.0%) for 1993 compared with 1992. This increase is principally related to an increase in amortization charges of $3.1 million associated with purchased software, $2.6 million associated with a change in the useful lives for goodwill, effective January 1, 1993 (see Note 1 of Notes to Consolidated Financial Statements), $3.1 million associated with additional property and equipment placed in service and $1.7 million associated with identifiable intangible assets, goodwill and software products principally related to the CYBERTEK acquisition in August 1993. These increases were partially offset by a decrease of $2.4 million associated with the impairment of certain identifiable intangible assets, goodwill and software products related to the Company's health insurance systems business and $1.8 million associated with a change in the estimated useful life of the Company's internally developed software from four to five years, effective January 1, 1993. Other operating costs and expenses for 1994 decreased $14.8 million (21.3%) compared with 1993. The decrease is primarily attributable to $16.4 million of charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other related charges recorded in June, 1993. In addition to these charges, other operating costs and expenses declined as a result of a reduction in the cost of equipment sold, a decrease in costs associated with the wind-down of the New Jersey MTF project, a decrease associated with the recovery of certain receivables previously written off, and an increase in amounts capitalized principally related to the internal development of the Company's life software systems. These decreases were partially offset by an increase in operating costs associated with providing total policy management outsourcing services for new customers.
Other operating costs and expenses for 1993 decreased $5.5 million (7.3%) compared with 1992. This decrease principally relates to a reduction in costs associated with the wind-down of the MTF project. However, the June 1993 one-time charges of $16.4 million partially offset this reduction in costs.

Operating Income
The Company incurred operating losses of $19.7 and $77.1 million for 1994 and 1993, respectively. These losses were solely attributable to various special charges aggregating $71.9 and $98.8 million for 1994 and 1993, respectively. As discussed above, special charges in 1994 relate to impairment and restructuring charges ($35.1 million), charges related to the write-off of purchased research and development costs arising out of the Company's acquisition of Creative in December 1994 ($2.6 million) and charges related to settling the Company's securities class action ($34.2 million). The special charges in 1993 of $98.8 million relate to impairment and restructuring charges of $80.7 million and $18.1 million related to the June, 1993 special charge discussed above.

Operating income, excluding impairment and restructuring charges and other special charges described above, amounted to $52.2 and $21.7 million for 1994 and 1993, respectively, compared to $79.0 million in 1992. As a percentage of revenues, operating income, excluding special charges, increased to 10.6% for 1994 from 4.8% for 1993, down from 16.1% in 1992.

A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter-to-quarter and year-to-year in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of total initial license revenues and total revenues for each of the years presented:

                             First    Second    Third     Fourth
                             Quarter  Quarter   Quarter   Quarter   Total
   1994
Initial license revenues....  9.5%     27.4%     37.6%    25.5%    100.0%
Total revenues..............  3.1%      8.4%     11.3%     7.8%      7.7%

   1993
Initial license revenues.... 31.1%     45.0%     12.8%    11.1%    100.0%
Total revenues..............  6.9%     10.2%      3.1%     2.7%      5.8%

   1992
Initial license revenues.... 25.4%     23.9%     16.3%    34.4%    100.0%
Total revenues..............  5.9%      5.4%      3.6%     7.5%      5.6%

The information services businesses, which include property and casualty as well as life information services, produced an operating loss for 1994 of $2.9 million. The property and casualty business produced an operating loss of $6.1 million. These results were weaker than for 1993 when the property and casualty business produced an operating loss of $4.6 million, resulting in operating income of $.4 million for all information services. The 1994 performance in property and casualty is reflective of increasing price competition and changing market conditions.

During 1994, the Company's life insurance systems business benefited from an increase of $14.8 million in licensing revenues and $24.4 million in professional and outsourcing services, which includes the results of CYBERTEK. The Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications, had the effect of significantly reducing revenues and operating income from the life insurance services business in the short-term.

The Company's health insurance systems business benefited in 1994 from a significant license agreement expansion with a Blue Cross Blue Shield organization resulting in the recognition of $5.9 million in revenue and from a reduction in operating costs associated with amortization charges for certain identifiable intangible assets and goodwill, which were written off at June 30, 1993, and rental expense related to lease terminations and compensation and other benefit costs through the downsizing of staff. The Company has engaged an investment banking firm to assist in evaluating its health insurance systems business.

Investment income decreased $3.8 million for 1994 compared with 1993, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK Corporation ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million), the repurchase of 995,500 shares of the Company's outstanding common stock on the open market ($35.3 million) under its 2.5 million share repurchase authorization, and to a decrease in interest income related to long-term accounts receivable. Investment income decreased $2.2 million for 1993 compared to 1992, as a result of a lower level of investable funds, resulting from large cash expenditures in 1993.

As part of the Company's repurchase of 2,278,537 of the 3,797,561 shares of its common stock held by IBM, at a price of $24.71 per share, and the open market repurchase of 995,500 shares of common stock, the Company liquidated a portion of its marketable securities portfolio. The Company incurred a loss on the sale of securities of $1.9 million related directly to this liquidation during 1994 (see Note 11 of Notes to Consolidated Financial Statements).

Interest expense and other charges increased $.4 million for 1994 compared with 1993, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded at June 30, 1993. These liabilities, which are part of restructuring charges established to recognize as a loss the planned future abandonment of certain facilities relating to the restructuring of the Company's health insurance services business, were reduced $1.8 million during 1994 (see Note 12 of Notes to Consolidated Financial Statements).

Interest expense and other charges increased $1.3 million for 1993 compared to 1992, primarily as a result of the amortization of discounts associated with long-term restructuring liabilities recorded in 1993.

The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was (47.8%), (15.5%), and 32.2% for the years ended December 31, 1994, 1993, and 1992, respectively. The effective tax benefit rate in 1993 was significantly lower than the statutory rate due to the nontaxable write-off of goodwill related to impairment (see Note 12 of Notes to Consolidated Financial Statements). The effective tax benefit rate in 1994 changed significantly, due principally to the Company's settlement with the Internal Revenue Service relating to all issues in the 1985 through 1990 examination. As a result of this settlement, the Company's 1994 provision for income taxes reflected a $6.0 million reduction of taxes provided in prior periods. The effective income tax benefit rate for 1994 includes the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. The decrease in the effective rate for 1992 was due primarily to an increase in nontaxable investment income.

Liquidity and Capital Resources

                                       December 31,
                                     1994       1993
                                      (In Millions)
Cash and equivalents,
  marketable securities
  and investments.................. $ 34.3     $156.8
Current assets.....................  167.7      287.7
Current liabilities................   76.8       81.0
Working capital....................   90.9      206.7
Long-term debt.....................    4.2        5.7

Cash provided by operations........   59.9       80.8
Cash provided (used) by
  investing activities.............   33.9      (38.9)
Cash used by financing activities..  (98.9)     (49.8)

The Company's financial condition remained strong at December 31, 1994. Working capital was $90.9 million, including cash, cash equivalents and marketable securities of $28.7 million and excluding $5.6 million of long-term investments. Cash, cash equivalents, marketable securities and investments were $34.3 million at December 31, 1994, as compared to $156.8 million at December 31, 1993, a net decrease of $122.5 million resulting primarily from the repurchase of common stock; cash payments in connection with the Company's securities class action and to the acquisition of Creative Group Holdings, Limited, in December 1994 for a total consideration of $19.9 million, of which $18.8 million was paid in 1994.

Cash provided by operations was $59.9 million for the year ended December 31, 1994, compared with $80.8 million and $107.8 million for the years ended December 31, 1993 and 1992, respectively. The lower cash flow from operations in 1994 was principally the result of the payments to settle the shareholder class action and related expenses ($29.4 million) and payment of restructuring liabilities described in greater detail below. Before the effect of these items cash flow from operations would have been greater for 1994 than 1993. Cash flow from operations was greater in 1992 than either 1994 or 1993 principally because of the higher levels of net income as discussed in greater detail in preceding sections of this analysis.

The Company recorded, at June 30, 1993, impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance services business of $54.9 million. In connection with this impairment and write-down, the Company also decided to restructure this business and take a restructuring charge of $25.2 million as of June 30, 1993. Costs to restructure the health business are composed of $5.2 million associated with employee severance and outplacement, and $20.0 million related to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities (see Note 12 of Notes to Consolidated Financial Statements). Cash outlays with respect to the restructuring charges were $12.2 million for 1994. The Company reduced its liabilities for accrued restructuring charges by $9.5 million ($10.7 million in cash outlays, less $1.2 million in non-cash discount amortization) for lease terminations and $1.5 million in cash outlays for employee severance and outplacement costs. Additionally, the Company adjusted its restructuring liability established for employee severance and outplacement, and lease termination costs downward (for a further discussion, see Costs and Expenses above). Cash outlays for severance, outplacement and lease termination costs are expected to be approximately $6.3 million for 1995.

Excluding short-term investments, net cash used by investing activities amounted to $79.4 million for 1994. During 1994, net cash used for investments included $24.8 million that was invested in data processing and communications equipment, support software and office furniture and equipment. Amounts capitalized for internal software development increased to $30.7 million for 1994 compared to $24.7 million for the corresponding period in 1993, due primarily to the development of life software systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK software functionality with certain existing Series III applications.

Significant expenditures anticipated for 1995, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, building improvements and office furniture, fixtures and equipment ($10.0 million); costs relating to the internal development of software systems ($33.0 million); and payments relating to past business acquisitions ($6.3 million).

During the fourth quarter of 1994, the Company entered into a $30.0 million unsecured line of credit with a bank for the purpose of supporting temporary working capital needs. However, there were no borrowings outstanding under this line of credit as of December 31, 1994, which expires on January 15, 1996 (see Note 7 of Notes to Consolidated Financial Statements). The Company is currently negotiating a $200 million medium-term line of credit for the purpose of funding certain business activities, including, but not limited to, the acquisition of businesses, the repurchase of the Company's stock, the reduction of short-term debt incurred in connection therewith or for general corporate purposes.

The Company has historically used the cash generated from operations for the development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market condition, it will continue to use its cash for all of these purposes in the future and that projected cash from operations will be able to meet presently anticipated needs; however, the Company may also consider incurring debt, as discussed above, as needed to accomplish specific objectives in these areas and for other general corporate purposes.

Factors That May Affect Future Results

The Company's future operating results may be affected by a number of factors, including uncertainties relative to economic conditions, industry factors, the Company's ability to develop and sell its products profitably, the Company's ability to successfully increase market share in its core business while expanding its product base into other markets and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to introduce new products on a timely basis or to effectively manage the impact on the Company of changes in the insurance marketplace.

Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.
A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

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

Report of Independent Accountants.................... 25

Consolidated Financial Statements and Notes:

Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992... 26

Consolidated Balance Sheets as of
  December 31, 1994 and 1993......................... 27

Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 1994, 1993 and 1992................... 28

Consolidated Statements of Cash Flows for the
  years ended December 31, 1994, 1993 and 1992....... 29

Notes to Consolidated Financial Statements........... 30

Quarterly Consolidated Results of Operations......... 45

Supplemental Schedules:

Schedule II - Valuation and Qualifying Accounts...... 46

Report of Independent Accountants.................... 47


Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

Policy Management Systems Corporation
Report of Independent Accountants

To the Board of Directors
Policy Management Systems Corporation

We have audited the accompanying consolidated balance sheets of Policy Management Systems Corporation and subsidiaries as of December 31, 1994 and 1993 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 8 to the consolidated financial statements, the Company is presently involved in litigation and investigations into possible security law violations. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for liability, if any, that may result from these uncertainties has been made in the consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in 1994.

Atlanta, Georgia
February 9, 1995


Policy Management Systems Corporation
Consolidated Statements of Operations

                                                 Year Ended December 31,
                                                1994       1993       1992
                                                 (In Thousands, Except Per
                                                        Share Data)
Revenues:
  Licensing.................................. $ 89,083   $ 74,664   $ 73,007
  Services...................................  403,623    378,435    416,254
                                               492,706    453,099    489,261

Costs and Expenses:
  Employee compensation and benefits.........  174,822    167,678    168,144
  Computer and communications expenses.......   25,426     22,440     21,149
  Information services and data
    acquisition costs........................  132,484    130,267     92,827
  Impairment and restructuring charges, net..   30,728     80,733        -
  Purchased research and development.........    2,551        -          -
  Litigation settlement and expenses, net....   34,194        -          -
  Depreciation and amortization of property,
    equipment and intangibles................   57,326     59,289     52,945
  Other operating costs and expenses.........   54,920     69,745     75,225
                                               512,451    530,152    410,290

Operating income (loss)......................  (19,745)   (77,053)    78,971

Other Income and Expenses:
  Investment income..........................    6,114      9,898     12,073
  Gain (loss) on sale of marketable
    securities...............................   (1,857)     3,388      1,046
  Interest expense and other charges.........   (3,001)    (2,630)    (1,327)
                                                 1,256     10,656     11,792

Income (loss) before income taxes (benefit)..  (18,489)   (66,397)    90,763

Income taxes (benefit).......................   (8,831)   (10,263)    29,241

Net income (loss)............................ $ (9,658)  $(56,134)  $ 61,522


Net income (loss) per share.................. $   (.46)  $  (2.46)  $   2.65


Weighted average number of shares............   20,865     22,858     23,236


See accompanying notes.



Policy Management Systems Corporation
Consolidated Balance Sheets


                                                    December 31,
                                                  1994        1993
                                                   (In Thousands,
                                                 Except Share Data)

Assets
Current assets:
  Cash and equivalents........................ $ 17,686     $ 24,122
  Marketable securities.......................   11,051      132,650
  Receivables, net of allowance for
    uncollectible amounts of
    $1,024 ($1,817 at 1993)...................   90,474       92,975
  Income tax receivable.......................   31,072       18,764
  Deferred income taxes.......................    6,644        9,491
  Other.......................................   10,798        9,735
      Total current assets....................  167,725      287,737

Property and equipment, net...................  136,503      139,029
Receivables...................................      500        4,716
Goodwill and other intangibles, net...........   77,763       85,969
Capitalized software costs, net...............  118,621      117,513
Deferred income taxes.........................   12,453       21,585
Investments...................................    5,567          -
Other.........................................    4,899        3,254
      Total assets............................ $524,031     $659,803

Liabilities
Current liabilities:
  Accounts payable and accrued expenses....... $ 50,231     $ 42,256
  Accrued restructuring charges...............    5,648        9,521
  Accrued contract termination costs..........    1,819        2,714
  Current portion of long-term debt...........    4,734        6,986
  Income taxes payable........................    2,279          -
  Unearned revenues...........................   11,930       19,121
  Other.......................................      215          383
      Total current liabilities...............   76,856       80,981

Long-term debt................................    4,162        5,655
Deferred income taxes.........................   54,671       74,151
Accrued restructuring charges.................   10,796       19,735
Other.........................................      624        2,309
      Total liabilities.......................  147,109      182,831

Commitments and contingencies (Note 8)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000
  shares authorized...........................      -            -
Common stock, $.01 par value, 75,000,000
  shares authorized, 19,362,984 shares issued
  and outstanding (22,637,021 at 1993)........      194          226
Additional paid-in capital....................  170,323      262,167
Retained earnings.............................  206,974      216,632
Foreign currency translation adjustment.......     (451)      (2,053)
Unrealized holding loss on
  marketable securities                            (118)         -
     Total stockholders' equity...............  376,922      476,972

        Total liabilities and
          stockholders' equity................ $524,031     $659,803


See accompanying notes.



Policy Management Systems Corporation
Consolidated Statements of Changes in Stockholders' Equity

                                                                        Unrealized
                                                             Foreign     Holding
                         Additional                          Currency    Loss on
                           Common    Paid-In     Retained  Translation  Marketable
                            Stock    Capital     Earnings   Adjustment  Securities  Total
                                                  (In Thousands)
Balance,
December 31, 1991........... $231    $289,314    $211,244     $    -     $ (910)   $499,879

Net income..................   -          -        61,522          -        -        61,522
Stock options exercised
  (469,483 shares)..........    4      18,592         -            -        -        18,596
Transfer of marketable
  equity securities to
  current portfolio.........   -          -           -            -        910         910
Foreign currency translation
  adjustment................   -          -           -         (1,831)     -        (1,831)

Balance,
December 31, 1992...........  235     307,906     272,766       (1,831)     -       579,076

Net loss....................   -          -       (56,134)         -        -       (56,134)
Stock options exercised
  (21,777 shares)...........   -        1,062         -            -        -         1,062
Repurchase of 970,668
  shares of common stock....  (10)    (48,650)        -            -        -       (48,660)
Issuance of stock to
  employee benefit
  plan (61,715 shares)......    1       1,849         -            -        -         1,850
Foreign currency translation
  adjustment................   -          -           -           (222)     -          (222)

Balance,
December 31, 1993...........  226     262,167     216,632       (2,053)     -       476,972

Net loss....................   -          -        (9,658)         -        -        (9,658)
Repurchase of 3,274,037
  shares of common stock,
  net of expenses...........  (32)    (91,844)        -            -        -       (91,876)
Unrealized holding loss on
  marketable securities.....   -          -           -            -       (118)       (118)
Foreign currency translation
  adjustment................   -          -           -          1,602      -         1,602

Balance,
December 31, 1994........... $194    $170,323    $206,974     $   (451)  $ (118)   $376,922


See accompanying notes.



Policy Management Systems Corporation
Consolidated Statements of Cash Flows

                                                         Year Ended December 31,
                                                        1994       1993       1992
                                                              (In Thousands)
Operating Activities
  Net income (loss)................................. $  (9,658) $ (56,134) $  61,522
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization...................    58,813     63,157     51,104
    Deferred income taxes...........................    (8,192)    (2,997)     2,178
    Loss (gain) on sale of marketable securities....     1,857     (3,388)    (2,760)
    Provision for uncollectible accounts............       955      1,768        712
    Impairment charges..............................    33,089     54,890        -
    Purchased research and development..............     2,551        -          -
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs.............................   (11,595)    25,843        -
    Receivables.....................................    10,351     19,748    (11,878)
    Income tax receivable...........................   (12,299)   (15,873)    (1,774)
    Accounts payable and accrued expenses...........     2,241     (1,460)    (1,108)
    Income taxes payable............................     1,104      1,327        160
    Other, net......................................    (9,356)    (6,058)     9,675
       Cash provided by operations..................    59,861     80,823    107,831

Investing Activities
  Proceeds from sales/maturities of marketable
   available-for-sale securities....................   341,250    382,973    208,563
  Purchases of available-for-sale securities........  (228,313)  (296,344)  (252,046)
  Proceeds from maturities of held-to-maturity
   securities.......................................     2,217        -          -
  Purchases of held-to-maturity securities..........    (1,823)       -          -
  Acquisition of property and equipment.............   (24,774)   (39,272)   (56,011)
  Capitalized internal software development costs...   (30,666)   (24,698)   (24,344)
  Purchased software................................      (418)    (4,336)    (5,702)
  Proceeds from disposal of property
    and equipment...................................      (580)     9,062      4,307
  Business acquisitions.............................   (22,955)   (66,261)    (2,194)
      Cash provided (used) by investing activities..    33,938    (38,876)  (127,427)

Financing Activities
  Payments on long-term debt........................    (6,992)    (3,681)    (2,066)
  Payments on capital lease obligations                    -          -         (467)
  Issuance of common stock under stock
    option plans....................................       -          690     14,692
  Issuance of common stock to employee
    benefit plan....................................       -        1,850        -
  Repurchase of outstanding common stock............   (91,876)   (48,660)       -
      Cash provided (used) by financing activities..   (98,868)   (49,801)    12,159
Effect of exchange rate changes on cash.............    (1,367)        17       (213)
Net decrease in cash and equivalents................    (6,436)    (7,837)    (7,650)
Cash and equivalents at beginning of period.........    24,122     31,959     39,609
Cash and equivalents at end of period............... $  17,686  $  24,122  $  31,959

Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisition............. $   2,347  $   6,580  $   2,187

Supplemental Information
  Interest paid.....................................     2,342      1,579        958
  Income taxes paid.................................    10,249     13,431     25,126


See accompanying notes.


Policy Management Systems Corporation
Notes to Consolidated Financial Statements

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

Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation, if collectibility is probable and no significant vendor obligations remain. The monthly license charge provides access to Maintenance, Enhancements and Services Availability (MESA). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide any additions or modifications to the licensed systems, which the Company may deliver from time to time to licensees of those systems if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the MESA provision of the license agreement. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

The Company provides professional support services, including systems implementation and integration assistance, consulting and educational services, which are available under services agreements and charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of service provided using the cost-to-cost method. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined. The Company does from time to time enter into certain joint development arrangements. Although these arrangements are varied, the Company principally will undertake custom development of a product or enhancement and typically retain all marketing rights and titles to such development. The Company does, however, have certain joint marketing arrangements. Joint development arrangements are generally provided for under fixed price agreements and in some circumstances on a time and material basis. The Company recognizes revenue on the same basis as professional support services; however, where technological feasibility has already been established, the Company will capitalize the portion of development costs which exceed customer funding provided under the joint development arrangement.

The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services through the Company's nationwide telecommunications network using the Company's data base products. Outsourcing services are typically provided under contracts having terms from three to ten years, while agreements to provide information services have terms from one to five years, and in some cases month-to-month. Revenues from substantially all outsourcing and information services are recognized at the time the service is performed and losses, if any, are recognized in the period in which they are determined.

Marketable Securities
Prior to January 1, 1994, interest-bearing marketable securities were stated at amortized cost, which approximated market value. Current marketable equity securities are stated at the aggregate of lower of cost or market and a valuation allowance is provided for the excess, if any, of cost over market. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments. Gains or losses on marketable securities are determined on the specific identification method. Investment securities with maturities of three months or less at the time of acquisition are considered cash equivalents. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Pursuant to FAS 115, debt securities included in the Company's investment portfolio for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. The fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are carried as a separate component of Stockholder's Equity. The Company's adoption of FAS 115 did not have a material impact on the financial statements taken as a whole.

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

Goodwill and Other Acquired Intangible Assets
Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, the Company evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based upon the latest available economic factors and circumstances.
The Company evaluates the recoverability of all long-lived assets including specific intangible assets and goodwill based upon a comparison of discounted estimated future cash flows from the related operations with the then corresponding carrying values of those assets. A rate considered to be commensurate with the risk involved is used to discount the cash flows. Impairment of value, if any, is recognized in the period in which it is determined.

For all years through December 31, 1992, the Company had amortized goodwill over an estimated useful life of 25 years. Effective January 1, 1993, the Company began to amortize goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these lives more appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives.

Other identifiable purchased intangible assets are being amortized on a straight-line basis over their estimated period of benefit ranging from 5 to 10 years.

Capitalized Sofware Costs
In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS 86), certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $2.5, $2.7 and $13.3 million for the years ended December 31, 1994, 1993 and 1992, respectively. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized in the period it is determined.

For all years through December 31, 1992, the Company amortized internally developed software on a straight-line basis over an
estimated useful life of four years.   Commencing January 1,
1993, the Company began to amortize such software over five years and to-date has used the straight-line method over the remaining estimated useful life.

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

Net Income (Loss) Per Share
Net income (loss) per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are common stock equivalents, and are excluded from the computation of net income (loss) per share since their effect is antidilutive.

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

Note 2.  Acquisitions

On December 31, 1994, the Company acquired all of the outstanding capital stock of Creative Group Holdings, Limited (Creative) for an aggregate consideration of $19.6 million. Creative, headquartered in the United Kingdom, is a British holding company whose wholly-owned subsidiaries provide software consulting, development, licensing and financing services to medium-sized general insurance companies. Creative currently has offices in England, Australia and Southeast Asia.

The acquistion has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1994 does not include the results of operations of Creative for the period. The consolidated balance sheet as of December 31, 1994 includes the assets and liabilities acquired as of that date. In connection with the acquisition, the Company recorded an estimated liability of $2.0 million at December 31, 1994, to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom ($1.8 million) and relocation and severance costs of consolidating its existing operations in the United Kingdom with Creative ($.2 million). These costs are included in Impairment and restructuring charges, net in the accompanying Consolidated Statements of Operations. At December 31, 1994, the Company also recorded a write-off of $2.6 million of the purchase price of Creative as purchased research and development. The total cost of the acquisition was determined, and assigned to the assets acquired, as follows:

                                                 (In Thousands)
Total consideration paid........................... $19,634
Direct costs of acquisition........................     304
Total cost to be assigned to net assets acquired...  19,938
Add -  Liabilities assumed.........................   8,789
Less - Cost assigned to tangible and identifiable
       intangible assets acquired (including $1,572
       purchased software cost)....................  15,560
Less - Write-off of purchased research
       and development.............................   2,551
Cost assigned to goodwill.......................... $10,616

In August 1993, the Company consummated the acquistion of all of the outstanding stock of CYBERTEK Corporation (CYBERTEK), a computer software development, services and processing company. The acquisition was recorded using the purchase method of accounting and, of the total $59.7 million cost to acquire CYBERTEK, $26.3 million was assigned to goodwill.

Supplemental pro-forma information is not presented since these acquisitions were not material.

Note 3.  Marketable Securities

In May 1993, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (FAS) No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities." The Company adopted the provisions of this statement for investments held as of and acquired after January
1, 1994 and in accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principle.

In accordance with this statement, debt securities for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Net unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of Stockholders' Equity. The Company has no securities classified as trading securities.

Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. As of December 31, 1994, the Company received $145.9 million proceeds from sales of available-for-sale securities, and recognized $1.9 million in gross realized losses, based on the specific identification method. The net unrealized holding loss on available-for-sale securities for the year ended December 31, 1994, included as a component of shareholder's equity is $.1 million. There were no sales or transfers of debt securities out of the held-to-maturity category during the year ended December 31, 1994.

As of December 31, 1993, the amortized cost of the Company's marketable securities was $132.6 million, with a market value of $135.0 million.

The following is a summary of available-for-sale and held-to-maturity securities included in marketable securities as of December 31, 1994:



                                        Gross       Gross
                                      Amortized   Unrealized  Unrealized
                                         Cost       Market       Gains    Losses
                                                 (In Thousands)
Available-for-Sale Securities:
  Short-Term
    Municipal bonds and notes......... $  1,000   $  1,000         -          -
    U.S. Government bonds and notes...    2,957      2,942         -      $  (15)
                                          3,957      3,942         -         (15)

  Long-Term
    Municipal bonds and notes.........    4,033      3,946     $    11       (98)
    U.S. Government bonds and notes...    1,032      1,016         -         (16)
                                          5,065      4,962          11      (114)
      Total........................... $  9,022   $  8,904     $    11    $ (129)


Held-to-Maturity Securities:
  Short-Term
    Municipal bonds and notes......... $    102   $    101     $   -      $   (1)
    U.S. Government bonds and notes...    2,045      1,983         -         (62)
                                          2,147      2,084         -         (63)

  Long-Term
    Municipal bonds and notes.........    5,567      5,320         -        (247)
    U.S. Government bonds and notes...      -          -           -         -
                                          5,567      5,320         -        (247)
      Total........................... $  7,714   $  7,404     $   -      $ (310)


The following is a maturity summary of the available-for-sale and the held-to-maturity securities included in marketable securities as of December 31, 1994:

                              Available-for-Sale    Held-to-Maturity
                             Amortized             Amortized
                                Cost      Market      Cost     Market
                                             (In Thousands)
Due within 1 year            $  3,957   $  3,942   $  2,147   $  2,084
Due after 1 year through
  5 years                       4,065      3,962      2,735      2,677
Due after 5 years through
  10 years                        -          -        2,584      2,419
Due after 10 years              1,000      1,000        248        224
                             $  9,022   $  8,904   $  7,714   $  7,404

Note 4.  Property and Equipment

A summary of property and equipment is as follows:


                                              Estimated    December 31,
                                             Useful Life  1994      1993
                                               (Years)   (In Thousands)
Cost:
Land...........................................   -    $  2,566   $  2,557
Buildings and improvements..................... 10-40    60,456     59,618
Construction in progress.......................   -         461        -
Leasehold improvements.........................  1-10     2,407      3,293
Office furniture, fixtures and equipment.......  5-15    42,828     37,630
Data processing and communications equipment
  and support software.........................   2-5   149,026    134,552
Other..........................................   3-5     4,360      4,002
                                                        262,104    241,652

Less: Accumulated depreciation
  and amortization.............................        (125,601)  (102,623)
Property and equipment.........................        $136,503   $139,029




Depreciation and amortization charged to expense was $28.7, $27.2 and $24.1 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Note 5.  Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets is as follows:

                                       December 31,
                                     1994        1993
                                     (In Thousands)
Goodwill                          $ 65,961    $ 76,500
Customer lists                      17,984      27,010
Covenants not to compete             2,461       4,956
Other                                6,660       3,653
                                    93,066     112,119
Less: Accumulated amortization     (15,303)    (26,150)
                                  $ 77,763    $ 85,969

Goodwill and other intangible assets in the amount of $21.6 million (net of related amortization of $19.3 million) were written off as part of the Company's impairment and restructuring charges (see Note 12). Amortization charged to expense was $8.7, $9.3 and $8.4 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Note 6.  Capitalized Software Costs

A summary of capitalized software costs is as follows:

                                          December 31,
                                        1994       1993
                                         (In Thousands)
Internally developed software........ $154,992   $124,326
Purchased software...................   32,305     47,655
                                       187,297    171,981
Less: Accumulated amortization.......  (68,676)   (54,468)
Capitalized software costs........... $118,621   $117,513

Purchased software in the amount of $11.5 million (net of related amortization of $5.2 million) was written off as part of the Company's impairment and restructuring charges (see
Note 12). Amortization charged to expense was $19.8, $22.4 and $20.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Note 7.  Long-Term Debt and Other Borrowings

Long-term debt is as follows:


                                                December 31,
                                               1994      1993
                                              (In Thousands)
Notes payable, due through February 2015,
  interest at 3.69% to 9.00%............... $  8,896   $ 12,641
Less: Current portion......................    4,734      6,986
Long-term debt............................. $  4,162   $  5,655

During the fourth quarter of 1994, the Company entered into an unsecured line of credit agreement with a bank for the purpose of supporting temporary working capital needs. The rate of interest to be charged on borrowings under this facility is the 90-day London Interbank Bid Offer Rate (LIBOR) plus one percent. The interest rate is adjusted at 90-day intervals and accrued interest is payable monthly. The maximum amount which may be outstanding under the agreement is $30 million, which matures with unpaid accrued interest on January 15, 1996. The Company paid a non-refundable commitment fee of .10 percent of the $30 million line of credit and pays a fee of .15 percent per annum quarterly on the average unused portion thereof. There were no borrowings outstanding under the line of credit as of December 31, 1994.

Note 8.  Commitments and Contingencies

Commitments

The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $7.4, $7.7 and $8.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. An amount of $1.8 million for lease abandonment charges is included in the impairment and restructuring charges in the accompanying statements of operations for the year ended December 31, 1994. Amounts of $7.8 million for lease termination costs and $12.2 million for lease abandonment charges are included in the impairment and restructuring charges in the accompanying statement of operations for the year ended December 31, 1993 (see Note 12).

The Company leases certain data processing and related equipment primarily under operating leases expiring through 1995. Rent expense under operating leases for such equipment was $5.2,

$4.3 and $4.3 million for the years ended December 31, 1994, 1993 and 1992, respectively. Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 20 years aggregating $16.8 million related to a leasehold planned for future abandonment (see Note 12):

                                    Facilities
Year Ending December 31,          (In Thousands)
  1995.............................. $10,524
  1996..............................  10,189
  1997..............................   6,255
  1998..............................   3,086
  1999..............................   2,421
  Thereafter........................  10,579
Total............................... $43,054

Contingencies - Legal Proceedings

As previously disclosed, the Company did not meet its earnings plan for the first quarter of 1993, due principally to the deterioration in the Company's health insurance systems business. Following this announcement, the Company's stock price dropped by over 40% and, within 24 hours, litigation was commenced in the United States District Court for the District of South Carolina against the Company and certain of its present and former officers and directors in the form of a class action on behalf of purchasers of the Company's common stock between March 18, 1992, and ultimately, July 8, 1993. The lawsuit alleged that, among other things, the Company had failed to prepare its financial statements in accordance with generally accepted accounting principles and omitted to disclose certain information in violation of federal securities laws.

Partly in response to these allegations, the Company conducted its own internal review of its accounting practices and financial statements for the years 1990 through 1993. The Company engaged new independent accountants to review its internal controls and to conduct a special audit of the Company's financial statements covering the year 1992 and the first six months of 1993. The special audit and detailed internal review required several adjustments to the Company's previously reported financial statements. These adjustments are reported in Item 6 of Part II and Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, and resulted in an increase in earnings per share for the year 1992 of 10 cents per share and a $5.1 million increase in retained earnings as of December 31, 1992, as compared to prior publicly reported results. There was no change in annual earnings per share for 1990 or 1991. The Company implemented new control procedures recommended as part of the controls review and expanded its management team.

In December 1994, the Company reached an agreement, subject to court approval, to settle the shareholder class action. The settlement of $31 million will be paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) which has been recognized as an expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company.

In June 1993, the Securities and Exchange Commission (SEC) commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in connection with their investigation. The United States Attorney for the District of South Carolina also is conducting an investigation into certain of these matters. The Company is cooperating with these investigations.

In addition to the litigation described above, the Company is presently involved in litigation arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK and an early version of its Series III software. There are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters. While the resolution of these matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.

Note 9.  Income Taxes

A reconciliation of the difference between the actual income tax provision (benefit) and the expected provision (benefit), computed using the applicable statutory rate is as follows:

                                         Year ended December 31,
                                         1994     1993     1992
Provision for taxes at the
  statutory rate....................... (35.0)%  (35.0)%  34.0 %

Increase (decrease) in provision from:
  Goodwill amortization................   6.5 %   22.9 %   1.2 %
  Goodwill impairment..................  18.6 %     -       -
  Internal Revenue Service
    settlement......................... (32.5)%     -       -
  Revaluation of deferred state
    income tax liability...............  (5.4)%     -       -
  Purchased research and
    development........................   4.8 %     -       -
  Nontaxable investment income.........  (6.7)%   (3.6)%  (3.7)%
  State and local income taxes,
    net of federal tax effect..........  (0.2)%   (1.4)%   0.5 %
  Increase in statutory rate...........    -       1.6 %    -
  Other................................   2.1 %     -      0.2 %
                                        (12.8)%   19.5 %  (1.8)%
Effective income tax...................
  provision (benefit) rate............. (47.8)%  (15.5)%  32.2 %


An analysis of the income tax provision (benefit) is as follows:

                                       Year ended December 31,
                                       1994      1993      1992
                                           (In Thousands)
Current taxes....................... $(5,607) $ (7,266)  $27,063
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization
      of property, equipment and
      intangibles...................  (7,808)    3,834    (1,907)
    Capitalized internal software
      development costs.............   6,481     4,914     4,458
    Impairment and restructuring of
      operations....................   2,145   (12,855)      -
    Internal Revenue Service
      settlement....................  (6,000)      -         -
    Revaluation of deferred state
      income tax liability..........    (999)      -         -
    Other...........................   2,957     1,110      (373)
                                      (3,224)   (2,997)    2,178
Total income tax
      provision (benefit)........... $(8,831) $(10,263)  $29,241

An analysis of the net deferred income tax liability is as follows:

                                                     December 31,
                                                    1994      1993
                                                   (In Thousands)
Current deferred assets:
Net operating loss carryforward.................. $   411   $ 4,315
Other............................................   6,233     5,176
Current deferred assets..........................   6,644     9,491
Long-term deferred assets:
Impairment and restructuring of operations.......   5,743    12,855
State tax credits................................   4,945     4,987
Other............................................   1,765     3,743
Long term deferred assets........................  12,453    21,585
Total deferred assets............................ $19,097   $31,076


Current deferred liabilities:
Other............................................ $   613       -
Current deferred liabilities.....................     613       -
Long-term deferred liabilities:
Depreciation and amortization of property,
equipment and intangibles........................  12,439   $28,272
Capitalized internal software development costs..  39,526    32,971
Other............................................   2,707    12,908
Long-term deferred liabilities...................  54,672    74,151
Total deferred liabilities....................... $55,285   $74,151


The Company generated a $14.5 million net operating loss for the year ended December 31, 1994 for tax purposes. This loss, which is anticipated to be carried forward, will expire in 2009. Additionally, the Company has loss carryforwards of $1.1 million at December 31, 1994 related to a business acquisition in 1991. The acquired loss carryforwards are subject to a $.4 million annual limitation and will expire in 2002. The entire benefit related to the Company's loss carryforwards has been recognized in the consolidated financial statements.

On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 was signed into law. This Act increased the highest marginal federal income tax rate from 34% to 35%. Under the provisions of FAS 109, deferred tax liabilities and assets are adjusted for the effect of a change in tax laws or rates. Furthermore, the effect is included in the income tax provision for the reporting period that includes the enactment date. As such, the net loss for the period ended December 31, 1993 was increased by $1.1 million to reflect the increase in tax rates.

The Company's U.S. income tax returns for the years 1985 through 1990 have been examined by the Internal Revenue Service (IRS). The Company reached a final settlement with the IRS related to all issues in the 1985 through 1990 examinations. As a result of this settlement, the Company paid $3.9 million and reduced its provision for income taxes for the year ended December 31, 1994 by $6.0 million for taxes provided in prior periods.

Note 10.  Employee Benefit Plans

Profit Sharing Retirement Plan
Eligible employees of the Company are covered under the Company's profit sharing retirement plan. The Company's contribution to the plan is determined by the Board of Directors of the Company. Employees make no contributions to this plan. The Company made a contribution of $.8 million in early 1993 for the plan year 1992. No contributions were made for 1994 and 1993.

Retirement Savings Plan
The Company offers a 401(k) retirement savings plan for eligible employees. During 1994, Participants could elect to have up to 10% of their salary withheld, on either a before-tax or an after-tax basis, or a combination of both for investment in the program. The Company would make a matching contribution of 50% for the first 6% of salary contributed by the Participant on either a before-tax or an after-tax basis as the Participant elected, but not to both. Beginning in 1995, the Company will make a matching contribution of 100% of the first 3% of salary contributed by the Participant and also a matching contribution of 50% of the next 3% of salary contributed by the Participant. Participants may also make limited additional contributions which are not subject to matching contributions by the Company. Participants have several options as to how their contributions may be invested, but through October 1993, all matching contributions had been invested in common stock of the Company. Company contributions made after October 1993 were, and continue to be, invested in a government money market fund, except as Participants may otherwise redirect such Company contributions previously made. The Company's contribution on behalf of participating employees was $2.2, $1.9, and $1.9 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Stock Option Plans
The Company has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company. In 1992, options were granted under the 1989 Stock Option Plan to eligible employees and members of the Board of Directors, subject to approval by the Company's stockholders of an amendment to increase the number of shares available for grant under that plan. In January 1993, options were also granted under the Company's 1993 Long-Term Incentive Plan for Executives, subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders in April 1993, the amendment to the 1989 Stock Option Plan and the 1993 Long-Term Incentive Plan for Executives were approved.


In January and February 1994, options were granted under the 1993 Long-Term Incentive Plan for Executives to two new executive officers, according to the formula in the plan. In May 1994, options were granted under the 1989 Stock Option Plan to eligible employees. In October 1994, additional options were granted under the 1989 Stock Option Plan to the Directors and to certain senior executives, a portion of which are subject to approval by the Company's stockholders of an amendment to increase the number of shares reserved for issuance under that plan. In November 1994, options were granted to a new Director under the 1989 Stock Option Plan, subject to approval by the Company's stockholders of the aforementioned amendment. Pursuant to the formula regarding promotions of participating officers, as set forth in the 1993 Long-Term Incentive Plan for Executives, options were granted under this plan to certain individuals who had been promoted since participating in the plan.

Option activity under all of the stock option plans is summarized as follows:

                                     Year Ended December 31,
                                    1994       1993       1992
Shares under option at
   beginning of year............ 1,725,119  1,202,856  1,295,297
Granted......................... 1,361,143    592,500    396,300
Exercised.......................     -        (21,777)  (469,483)
Forfeited.......................  (281,934)   (48,460)   (19,258)
Shares under option at
  end of year................... 2,804,328  1,725,119  1,202,856

Shares under option exercisable
  at end of period..............   878,165    766,805    443,297

Shares available for
  future grant..................   174,653  1,175,916    996,939


The exercise price of options exercised under plans, other than under the 1993 Long-Term Incentive Plan for Executives, during the years ended December 31, 1994, 1993 and 1992, were $15.13 to $49.63 and the exercise prices of shares under option at December 31, 1994, 1993 and 1992, other than under the 1993 Long-Term Incentive Plan for Executives, were $15.13 to $69.38.

All options granted under plans, other than those granted under the 1993 Long-Term Incentive Plan for Executives, have exercise prices at 100% of market value at date of grant and other than the October 1994 grant to the executives are exercisable at the rate of 33 1/3% per year (cumulative) beginning one year from date of grant. The options granted in October to the senior executives are exercisable at the rate of 33 1/3% per year (cumulative) beginning three years from the date of grant. Options granted in 1993 under the 1993 Long-Term Incentive Plan for Executives have been granted at 105% of market value at the date of grant; all these options have an exercise price of $81.90. (For individuals who were or may be selected later to participate in the 1993 Long-Term Incentive Plan for Executives or for additional options which were granted or may be granted to participants due to promotions, said percentage is based on the year the individual was or may be selected or promoted as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996 - 102%; 1997
- 101%; and 1998 - 100%.) Options granted under the plan in 1993 become exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who were selected or may be selected to participate in the plan or for additional options which were granted or may be granted to participants due to promotions, the number of options granted and what percentage becomes exercisable on the above dates are determined according to formulas described in the plan.

Note 11.  Certain Transactions

The Company announced on April 27, 1994, that it had agreed with IBM to repurchase 2,278,537 of the 3,797,561 shares of the Company's common stock held by IBM and that the remainder of the Company's shares owned by IBM would be purchased by the General Atlantic Partners group, a New York-based private investment firm. The Company completed the repurchase of these shares on May 16, 1994, at a share price of $24.71, which approximated an aggregate cash expenditure of $56.6 million. The shares repurchased by the Company represent 10% of its total shares outstanding prior to the repurchase.

Pursuant to a stock repurchase program approved by the Board of Directors in July 1994, the Company may purchase from time to time up to 2.5 million shares of its issued and outstanding common stock. This program is flexible as to the timing and method of acquisition of these shares. As of December 31, 1994, the Company had repurchased, on the open market, 995,500 shares of its common stock for a total of $35.3 million.

Note 12.  Impairment and Restructuring Charges

The Company, as a result of significant changes in the property and casualty insurance industry, experienced a $5.1 million operating loss (before interest and income taxes) in its property and casualty domestic automobile and risk information services business in 1994. Revenues associated with this business amounted to $128.9 and $133.0 million for 1994 and 1993, respectively. Although the Company took actions during 1994 to improve the overall performance of this business, such as implementing management changes, realignment and consolidation of field offices, and refining and enhancing current product offerings, this business continued to reflect declining sales and earnings, with the loss of key customers. The Company determined that there was a trend towards reduced sales and acceptance of new business in the industry as a result of five years of major catastrophic losses. The Company believes that this industry is reacting to these catastrophic losses by focusing on risk concentration and in many cases making deliberate decisions to discontinue writing business in certain high risk areas, and some insurers ceased doing business or withdrew from certain states. This combination of factors could result in a continued decline in demand for certain information services. Although the Company consolidated its branch network offices to lower its fixed costs, this did not offset the increasing variable costs incurred due to the geographic dispersion of the Company's customer base. As competition has increased, leading to intense price competition among information providers, the Company's competitors, through package pricing, are offering certain competing products to the market below the Company's cost.

As a result of a detailed business assessment, revised forecast of discounted expected future cash flows and the application of the Company's accounting policy to evaluate recoverability, the Company determined that the carrying value of certain intangible assets of this business was not fully recoverable. The Company recorded, at October 1, 1994, impairment charges of $19.1 million to write-off the carrying value of certain identifiable intangible assets ($6.4 million) and goodwill ($12.7 million) related to its property and casualty automobile and risk information services business.

The Company has applied its methodology for measuring impairment (see Note 1) by discounting expected future cash flows. In determining its forecasted future results, the Company considered historical financial performance, current and prospective insurance industry environment and market conditions and the long-term opportunities for future growth in the respective businesses. The Company believes that its forecasted future results based on current market conditions and recent historical trends, is the best estimate of the Company's discounted future cash flows.

Expected future cash flows for this business are based on the current level of operating loss continuing in the near-term with only a modest recovery over the long-term principally because the Company expects the negative impact of the insurance industry market environment to continue into the future. Consequently, at the end of the forecast period, a residual was included based on an estimate of liquidation value. The Company used a discount rate of 18% which reflects its weighted average cost of capital, which includes a factor for equity commensurate with the risk associated with the information services business. This rate was determined using the Capital Asset Pricing Model which reflects the return the Company should achieve on its investment.

The acquisition of CYBERTEK provided the Company with the opportunity to develop new releases of certain of its life software systems based on the business functions of CYBERTEK software, and to assess strategic changes in direction related to the Company's development of its future life software systems.
As a result, the Company determined in the fourth quarter of 1994 that certain business operations and software systems acquired in Austria would not be compatible with the Company's future direction. The Company decided that it would cease operations related to this business and would no longer market or license the acquired software system. Consequently, the Company recorded impairment charges to write-off the carrying value of certain identifiable intangible assets, goodwill and acquired software of $2.2 million related to this prior business acquisition. These non-cash impairment charges include acquired software of $1.5 million and identifiable intangible assets and goodwill of $.7 million.

The Company decided that it would cease to do business in certain markets with respect to the CAPSIL business and operations acquired from Capsco Pallm Systems, Inc. The Company determined that the functionality and technical platform represented by acquired software would be replaced by software that is being and has been developed in conjunction with its future strategic direction. As a result of its evaluation, the Company determined that no write-down of the software is necessary. The Company did, however, record impairment charges of $1.8 million to reduce the carrying value of certain identifiable intangible assets ($.7 million) and goodwill ($1.1 million) relating to the acquired business in the United States.

Due to a decision by one of the Company's property and casualty insurance customers not to license software acquired by the Company for integration into its property and casualty software systems and the Company's decision not to market or license such software, the Company recorded impairment charges of $1.9 million to write-off the carrying value of such software.

During the fourth quarter of 1994, the Company decided it would no longer market or license its Agency Workstation System ("AWS"), an automated insurance agency sales and marketing software system, acquired from Agency Automation Partners Limited. As more of the Company's customers have become operational on Series III and plan the full implementation of Series III functions, the Company changed its strategy for integrated system solutions between the insurance company and its agents (or independent agents) or direct marketers. As a result, the Company will change its dependency on AWS and integrate new agency software system tools with its Series III functions. Consequently, the Company recorded impairment charges of $8.1 million to write-off the carrying value of AWS.

Impairment and restructuring charges in 1993 totaling $80.7 million resulted primarily from impairment charges to reduce the carrying value of certain identifiable assets and goodwill related to the Company's health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million). These charges were recorded at June 30, 1993, after the Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry, and that many of the Company's existing health insurance products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. As a part of these non-cash impairment charges, acquired software of $9.2 million was written-off. Non-cash impairment charges included certain other identifiable intangibles of $6.3 million and goodwill of $39.4 million. The Company also recorded other restructuring charges of $.6 million.

During 1994, the Company as a result of new events occuring changed its estimates and reduced its restructuring reserves associated with its health insurance systems business, established in June 1993, by $4.4 million, $2.6 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities.

Since June 30, 1993, the Company has continued to downsize its health staff from 437 to 220 at the end of 1994. Compensation and other benefits decreased $7.8 million for 1994 as a result of downsizing from 388 at the end of 1993. The Company has not completed its downsizing as originally anticipated due principally to contractual services provided to certain customers. As services obligations are completed, downsizing will continue as planned.

Note 13.  Segment Information

The Company operates in one business segment, providing insurance software systems and providing automation and administrative support and information services to the worldwide insurance industry. Less than ten percent of the Company's revenues to unaffiliated customers are generated from exports, and no one customer accounted for more than ten percent of total consolidated revenues during the year ended December 31, 1994. The Company operates in several geographical areas worldwide. A summary of the Company's operations by area follows (in thousands):
                                             Year ended
                                             December 31,
Net revenues                                     1994
  United States............................... $445,462
  International...............................   65,049
  Eliminations................................  (17,805)
     Total net revenues....................... $492,706


Income (loss) before income taxes (benefit)
  United States............................... $(15,189)
  International...............................   (2,026)
  Eliminations................................   (1,274)
     Total income (loss) before income
       taxes (benefit)........................ $(18,489)


Identifiable assets
  United States............................... $491,768
  International...............................   59,935
  Eliminations................................  (27,672)
     Total identifiable assets................ $524,031

Note 14.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents, marketable securities and trade receivables. The Company places its cash, cash equivalents and marketable securities with high credit quality entities and limits the amount of credit exposure with any one entity. In addition, the Company performs ongoing evaluations of the relative credit standing of these entities, which are considered in the Company's investment strategy.

Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base across the insurance industry. The Company performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


Policy Management Systems Corporation
Quarterly Consolidated Results of Operations
(Unaudited)

                                   First     Second     Third      Fourth
                                  Quarter    Quarter    Quarter    Quarter
                                  (In Thousands, Except Per Share Data)
1994

Revenues                          $115,942   $124,741   $126,993   $125,030
Operating income (loss)              7,817     13,670     14,626    (55,858)
Other income and expenses, net         911        223       (333)       455
Income (loss) before income
  taxes (benefit)                    8,728     13,893     14,293    (55,403)
Net income (loss)                 $  5,568   $  8,598   $  9,723  $ (33,547)
Net income (loss) per share       $    .25   $    .40   $    .49  $   (1.73)

1993

Revenues                          $119,215   $116,708   $108,885   $108,291
Operating income (loss)             15,317    (97,465)       752      4,343
Other income and expenses, net       5,926      2,015      1,333      1,382
Income (loss) before income
  taxes (benefit)                   21,243    (95,450)     2,085      5,725
Net income (loss)                 $ 13,625  $ (74,048)  $    346   $  3,943
Net income (loss) per share       $    .58  $   (3.27)  $    .02   $    .17


The results of operations in 1994 reflect special charges recorded in the fourth quarter of $71.9 million (after taxes $44.2 million, or $ 2.27 per share). As a result of the Internal Revenue Service settlement, the Company's 1994 provision for income taxes reflected a $6.0 million reduction of taxes provided in prior periods (see Note 9 in the Notes to the Consolidated Financial Statements).

The results of operations for 1993 reflect special charges of $98.8 million (after taxes, $76.2 million, or $3.29 per share). Special charges recorded for the three months ended June 30, 1993 reflect impairment and restructuring charges related to certain identifiable intangible assets and acquired software of the Company's health insurance systems business of $80.7 million (after taxes $65.0 million, or $2.87 per share). Additionally, the Company recorded charges of $.5 million (after taxes $.3 million, or $.01 per share) and $17.6 million (after taxes $10.9 million, or $.48 per share), for the three months ended March 31, and June 30, 1993, respectively.

For a further discussion of these special charges see
Management's Discussion and Analysis of Financial Condition and
Results of Operations and Note 12 of Notes to Consolidated
Financial Statements.


SCHEDULE II

Policy Management Systems Corporation

Valuation and Qualifying Accounts

                                                   Additions
                                      Balance             Charged
                                         at     Charged     to                  Balance
                                     Beginning    to       Other                 at End
Description                          of Period  Expenses  Accounts  Deductions  of Period
                                                          (In Thousands)
Allowance for uncollectible amounts
Year ended December 31, 1994........  $ 1,817       955     59(1)       (1,807)(2)   $ 1,024

Allowance for uncollectible amounts
Year ended December 31, 1993........  $ 1,630     1,768    601(1)   (2,182)(2)   $ 1,817

Allowance for uncollectible amounts
Year ended December 31, 1992........  $ 1,198       711      -        (279)(2)   $ 1,630


Accrued restructuring and lease
  termination cost
Year ended December 31, 1994........  $29,256        73(3)   -       12,885(4)   $16,444

Accrued restructuring and lease
  termination cost
Year ended December 31, 1993........  $     0    29,696(3)   -         (440)(4)  $29,256


Note:
   (1) Amounts acquired through business acquisitions and/or recovery of amounts previously written off.
   (2) Write-off of amounts uncollectible.
   (3) Principally relates to amounts estimated for employee severance and outplacement and to ongoing lease obligations and/or terminations for the planned future abandonment of certain leased office facilities, including credit amounts for changes in these estimates.
   (4) Principally cash payments related to lease terminations and employee severance and outplacement costs.


Policy Management Systems Corporation
Report of Independent Accountants

To the Board of Directors
Policy Management Systems Corporation

Our report on the consolidated financial statements of Policy Management Systems Corporation, which contains an emphasis paragraph related to ongoing litigation and investigations into possbile security law violations, is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 24 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Atlanta, Georgia
February 9, 1995

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Item 4 of the Company's Report on Form 8-K, dated August 17,
1993, is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Election of Directors" in the Company's 1995 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The section of the Company's 1995 Proxy Statement titled
"Compensation Plans and Arrangements" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The sections of the Company's 1995 Proxy Statement titled
"Principal Stockholders" and "Election of Directors" are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The section of the Company's 1995 Proxy Statement titled "Certain
Transactions" is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

See Index to Consolidated Financial Statements and Supplementary
Data on page 24.

Exhibits Filed

Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part thereof.

Pursuant to Rule 15d-21 promulgated under the Securities Exchange
Act of 1934, the following annual report for the Company's employee stock purchase plan will be furnished to the Commission when the information becomes available:

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1994 is incorporated herein by reference.

Form 8-K

The Company filed a report on Form 8-K, dated December 7, 1994 under Item 5. Other Events, relating to an agreement in principle, subject to court approval, to settle the securities class action pending against the Company.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)              /s/  Timothy V. Williams
DATE  March 31, 1995        Timothy V. Williams, Executive Vice
                            President and Chief Financial Officer

BY (SIGNATURE)              /s/  Stan F. Stoudenmire
DATE  March 31, 1995        Stan F. Stoudenmire, Vice President
                            and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)              /s/  G. Larry Wilson
(NAME AND TITLE)            G. Larry Wilson, Chairman of the
DATE March 31, 1995         Board of Directors, President and
                            Chief Executive Officer

BY (SIGNATURE)              /s/  Roy L. Faulks
(NAME AND TITLE)            Roy L. Faulks, Vice Chairman of the
DATE  March 31, 1995        Board of Directors

BY (SIGNATURE)              /s/  John P. Seibels
(NAME AND TITLE)            John P. Seibels, Director
DATE  March 31, 1995

BY (SIGNATURE)              /s/  Frederick B. Karl
(NAME AND TITLE)            Frederick B. Karl, Director
DATE  March 31, 1995

BY (SIGNATURE)              /s/  Richard G. Trub
(NAME AND TITLE)            Richard G. Trub, Director
DATE  March 31, 1995

BY (SIGNATURE)              /s/  Joseph D. Sargent
(NAME AND TITLE)            Joseph D. Sargent, Director
DATE  March 31, 1995


BY (SIGNATURE)              /s/  Dr. John M. Palms
(NAME AND TITLE)            Dr. John M. Palms, Director
DATE  March 31, 1995

BY (SIGNATURE)              /s/  Joe M. Henson
(NAME AND TITLE)            Joe M. Henson, Director
DATE  March 31, 1995

BY (SIGNATURE)             /s/  Steven A. Denning
(NAME AND TITLE)           Steven A. Denning, Director
DATE  March 31, 1995