Form 10-Q
period 1995-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-05-15
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995        Commission file number 0-10175



                   POLICY MANAGEMENT SYSTEMS CORPORATION
           (Exact name of registrant as specified in its charter)



     South Carolina                                           57-0723125
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation)                                        Identification No.)


One PAS Center (P.O. Box Ten)
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

  19,362,984 Common shares, $.01 par value, as of March 2, 1995



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three months ended March 31, 1995 and 1994....  3

          Consolidated Balance Sheets as of
            March 31, 1995 and December 31, 1994..............  4

          Consolidated Statements of Cash Flows for
            the three months ended March 31, 1995 and 1994....  5

          Notes to Consolidated Financial Statements..........  6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................  9


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings................................... 19

  Item 6. Exhibits and Reports on Form 8-K.................... 20

Signatures.................................................... 21

Exhibit Index................................................. 22


                                 PART I
                    FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended
                                                 March 31,
                                            1995          1994
                                              (In Thousands,
                                          Except Per Share Data)

Revenues:
  Licensing............................. $ 25,543      $ 16,470
  Services..............................  107,876        99,472
                                          133,419       115,942
Costs and Expenses:
  Employee compensation and
    benefits............................   47,580        44,970
  Computer and communications
    expense.............................    7,049         6,103
  Information services and data
    acquisition costs...................   31,897        34,456
  Litigation settlement and
    expenses, net.......................   (1,650)          -
  Depreciation and amortization of
    property, equipment and intangibles.   14,193        13,873
  Other operating costs and expenses....   15,962         8,723
                                          115,031       108,125

Operating income........................   18,388         7,817

Other Income and Expenses:
  Investment income.....................      423         1,823
  Gain/(loss) on sale of
    marketable securities...............      -             (17)
  Interest expense and other charges....     (691)         (895)
                                             (268)          911

Income before income taxes..............   18,120         8,728

Income taxes............................    6,800         3,160

Net income.............................. $ 11,320      $  5,568

Net income per share.................... $    .58      $    .25

Weighted average number of shares.......   19,363        22,637


See accompanying notes.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                          March 31,    December 31,
                                                            1995          1994
                                                             (In Thousands,
                                                           Except Share Data)
Assets
Current assets:
  Cash and equivalents................................... $  8,598     $ 17,686
  Marketable securities..................................    8,931       11,051
  Receivables, net of allowance for uncollectible
     amounts of $1,478 ($1,024 at 1994)..................   93,898       90,474
  Income tax receivable..................................   16,111       31,072
  Deferred income taxes..................................   16,952        6,644
  Other..................................................   14,378       10,798
     Total current assets................................  158,868      167,725

Property and equipment, at cost less accumulated
     depreciation and amortization of $114,755
     ($125,601 at 1994)..................................  135,946      136,503
Receivables..............................................      490          500
Goodwill and other intangible assets.....................   76,284       77,763
Capitalized software costs...............................  123,097      118,621
Deferred income taxes....................................   15,252       12,453
Investments..............................................    5,554        5,567
Other....................................................    5,383        4,899
        Total assets..................................... $520,874     $524,031

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................. $ 38,784     $ 50,231
  Accrued restructuring charges..........................    5,548        5,648
  Accrued contract loss reserve..........................    1,464        1,819
  Current portion of long-term debt......................    1,919        4,734
  Income taxes payable...................................    3,517        2,279
  Unearned revenues......................................   10,318       11,930
  Other..................................................      106          215
     Total current liabilities...........................   61,656       76,856

Long-term debt...........................................    2,479        4,162
Deferred income taxes....................................   58,177       54,671
Accrued restructuring charges............................    9,092       10,796
Other....................................................      947          624
     Total liabilities...................................  132,351      147,109

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -             -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 19,362,984 shares issued and
   outstanding (19,362,984 at 1994)......................      194          194
Additional paid-in capital...............................  170,323      170,323
Retained earnings........................................  218,294      206,974
Unrealized holding loss on marketable securities.........     (181)        (451)
Foreign currency translation adjustment..................     (107)        (118)
     Total stockholders' equity..........................  388,523      376,922
        Total liabilities and stockholders' equity....... $520,874     $524,031


See accompanying notes.



                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
                                                          March 31,
                                                      1995       1994
                                                      (In Thousands)
Operating Activities
  Net income......................................  $ 11,320   $  5,568
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.................    13,907     14,246
    Deferred income taxes.........................     1,107      2,902
    Loss on sale of marketable
      securities..................................      -            17
    Provision for uncollectible accounts..........       454          5
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (1,559)    (7,901)
    Receivables...................................    (3,868)      (413)
    Income taxes receivable.......................     4,373       (658)
    Accounts payable and accrued expenses.........   (11,447)    (2,792)
    Income taxes payable..........................     1,118        -
  Other, net......................................    (5,953)      (124)
       Cash provided by operations................     9,452     10,850

Investing Activities
  Proceeds from sales/maturities of available-
   for-sale securities............................     2,000     25,487
  Purchases of available-for-sale securities......       -      (30,302)
  Acquisition of property and equipment...........    (6,272)    (4,976)
  Capitalized internal software development
   costs..........................................    (9,692)    (8,230)
  Purchased software..............................       (57)       (32)
  Proceeds from disposal of property and
   equipment......................................        12        276
       Cash used for investing activities.........   (14,009)   (17,777)

Financing Activities
  Payments on long-term debt......................    (4,431)    (1,525)
       Cash used for financing activities.........    (4,431)    (1,525)

Effect of exchange rate changes on cash...........      (100)       135
Net decrease in cash and equivalents..............    (9,088)    (8,317)
Cash and equivalents at beginning of period.......    17,686     24,122
Cash and equivalents at end of period.............  $  8,598   $ 15,805

Supplemental Information
  Interest paid...................................  $    516   $    853
  Income taxes paid...............................       217        937


See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995


NOTE 1. COMMITMENTS AND CONTINGENCIES

Commitments

  On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. The March 27, 1995 agreement replaces three five-year term agreements executed in 1993, and other related agreements (see Management's Discussion & Analysis). Minimum contract payments by the Company over the initial ten year term aggregate $33.0 million payable in specified annual installments which escalate over the ten year period. The first annual installment due March 31, 1995 was reduced by $1.5 million to reflect the application of a pre-payment credit relating to a prior agreement which was terminated. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee (beginning 1997 for the 1996 annual period) equal to a specified annual percentage of the Company's applicable annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined.


Contingencies - Legal Proceedings

  In December 1994, the Company reached an agreement, subject to court approval, to settle its shareholder class action. The settlement of $31 million will be paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling the securities class action.

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

  The Company is involved in two lawsuits alleging, among other things, breach of a life insurance joint development contract and breach of a contract concerning an early version of its Series III property and casualty software. The Company believes it has meritorious defenses, is vigorously defending its position in these matters and is pursuing counterclaims against the plaintiffs (see
Item 1, Legal Proceedings, of Part II contained in this report on Form 10-Q for the quarter ended March 31, 1995).

  In addition to the litigation described above, the Company is presently involved in two contract disputes arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. There are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

  While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.


NOTE 2. IMPAIRMENT AND RESTRUCTURING CHARGES

  The Company recorded, at October 1, 1994, impairment charges to write-off the carrying value of certain identifiable assets ($7.7 million), goodwill ($13.9 million) and acquired software ($11.5 million), principally related to its property and casualty information services business acquisitions and certain software product acquisitions licensed in the property and casualty market (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  The Company established reserves of $2.0 million at December 31, 1994, in connection with the acquisition of Creative Group

Holdings, Limited, to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom and relocation and severance costs associated with consolidating its existing operations (see Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in
Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                           RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                   Percent
                                             Percentage           Increase
                                             of Revenues         (Decrease)
                                            Three Months         Three Months
                                           Ended March 31,     Ended March 31,
                                           1995       1994      1995 VS 1994
Revenues:
Licensing................................  19.1       14.2          55.5
Services.................................  80.9       85.8           8.4
                                          100.0      100.0          15.1
Costs and Expenses:
Employee compensation
    and benefits.........................  35.6       38.8           5.8
Computer and communications expense......   5.3        5.3          15.5
Information services and data
    acquisition costs....................  23.9       29.7          (7.4)
Litigation settlement and expense, net...  (1.2)       -             -
Depreciation and amortization
    of property, equipment and
    intangibles..........................  10.6       12.0           2.3
Other operating costs
    and expenses.........................  12.0        7.5          83.0
                                           86.2       93.3           6.4

Operating income ........................  13.8        6.7         135.2
Other income and expenses................   (.2)        .8        (129.4)

Income before income
    taxes................................  13.6        7.5         107.6

Income taxes ............................   5.1        2.7         115.2

Net income ..............................   8.5        4.8         103.3


  The Company's revenues are generated principally by licensing standardized insurance software systems and providing automation and administrative support and information services to the worldwide insurance industry. Licensing revenues are provided for under the terms of nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. Services revenues are derived from professional support services, which include implementation and integration assistance, consulting and education services, information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administration support and automated information services through the Company's nationwide telecommunications network using the Company's database products.

  A comparison of revenues and operating income for each line of business and geographic market for the periods presented is as follows:


                                                                Operating
                                              Operating        Income as a
                             Revenues          Income         % of Revenue
                           Three Months      Three Months      Three Months
                          Ended March 31,   Ended March 31,   Ended March 31,
                          1995     1994     1995     1994     1995     1994
                                        (Dollars in Millions)
  Line of Business
Property & Casualty     $ 96.6   $ 79.5   $ 15.6   $ 9.2      16.2     11.6
Life                      32.9     27.2      7.7     2.1      23.4      7.7
Health                     3.8      9.2       .1     2.5       2.6     27.2

  Geographic Market
United States           $104.1   $ 96.5   $ 15.0   $ 9.4      14.4      9.7
International             29.2     19.4      8.4     4.4      28.8     22.7


  The above table does not include an allocation of revenues and costs associated with corporate activities such as equipment sales, financial services, legal and other general corporate activities. Revenues related to equipment sales amounted to $.1 million for the first quarter of 1995. There were no equipment sales during the first quarter of 1994. Costs associated with these corporate activities amounted to $5.0 million and $6.0 million for the three months ended March 31, 1995 and 1994, respectively.

REVENUES


                                   Three             Three
                                Months Ended      Months Ended
  Licensing                     March 31,1995     March 31,1994      Change
                                          (Dollars In Millions)
Initial charges................... $11.9             $ 3.6            230.6%
Monthly charges...................  13.6              12.8              6.3%
                                   $25.5             $16.4             55.5%

Percentage of revenues............  19.1%             14.2%


  Initial license revenues for the three months ended March 31, 1995 increased $8.3 million (230.6%) compared to the corresponding period in 1994. The increase is principally related to a source code license agreement with a cross-industry vendor, which resulted in the recognition of $4.0 million in non-recurring revenue and an increase in new systems licensed by life and property and casualty insurers of $4.5 million. These increases were slightly offset by a decline in licensing activity related to the health insurance market of $.1 million. The cross-industry vendor source code license agreement relates to a software productivity and utility system developed by the Company to enhance computer resource management and control. This system allows for the expansion of computer capability without the associated overhead costs. Under the license agreement there is no ongoing obligation by the Company to maintain this system and accordingly, no monthly license revenues will be recognized. The Company also entered into a long-term license and maintenance agreement with this same vendor covering certain operating system management software products for use in the Company's worldwide data center operations (see Note 1 of Notes to Consolidated Financial Statements). This agreement replaces three previous five-year term agreements executed in 1993, and other related agreements. The Company expects to realize substantial savings under the new agreement compared to the previous agreements. Licensing activities in the property and casualty insurance market include $1.5 million relating to a distribution agreement with AT&T Global Information Solutions (AT&T Global). During the first quarter of 1994, the Company recognized licensing revenue of $1.0 million from AT&T Global. Under this distribution agreement, which is part of the Company's joint marketing arrangement with AT&T Global to market the Company's Series III systems worldwide to insurance companies implementing AT&T Global's UNIX-based solutions, the Company could potentially recognize up to an additional $2.5 million in licensing revenue. There are no monthly license revenues under this distribution agreement with AT&T Global. The Company's current joint marketing agreement with AT&T Global is subject to extension in September 1996. Increased licensing activities in the life insurance market primarily reflect continuing customer interest in the Company's

CK/4 Enterprise software system and the March 31, 1995 initial release of its CYBERLife software system solution. Licensing of property and casualty systems resulted principally from activities in the United States, Canadian and European markets.

  Revenues from continuing monthly license charges ("MLC") for Maintenance, Enhancements and Services Availability ("MESA") increased $.8 million (6.3%) for the period and principally reflect an increase of $1.2 million in MLC associated with increased licensing activities in the domestic and international property and casualty and life insurance markets which occurred during the last half of 1994, including the acquisition of Creative Group Holdings, Limited at December 31, 1994. This increase was offset by a decline in MLC ($.5 million) associated with a reduction in licensing activity in the health insurance marketplace.



                                 Three             Three
                              Months Ended      Months Ended
  Services                    March 31,1995     March 31,1994       Change
                                           (Dollars In Millions)
Professional and outsourcing... $ 61.2             $50.4             21.5 %
Information....................   46.5              49.0             (5.1)%
Other..........................     .2                .1            100.0 %
                                $107.9             $99.5              8.4 %

Percentage of revenues.........   80.9%             85.8%


  Professional and outsourcing services for the three months ended March 31, 1995 increased $10.8 million (21.5%) compared to the same period in 1994. This increase was principally related to an increase in services from new and existing contracts with property and casualty insurance companies of $12.7 million and $2.9 million from life insurance companies and was partially offset by a decline in revenues from the health insurance market of $4.8 million. Increased revenues from property and casualty insurance companies relate principally to an increase in domestic services of $7.6 million resulting from new professional services contracts with insurance companies and a continuing increase in the residual markets for total policy management outsourcing services. Additionally, the Company's international services increased $5.1 million as a result of the acquisition of Creative Group Holdings, Limited ("Creative") at December 31, 1994 and new services contracts in the Asia/Pacific region. Creative, headquartered in the United Kingdom, is a British holding company whose wholly-owned subsidiaries, located in England, Australia and Southeast Asia, provide software consulting development, licensing and financing services to medium-sized general insurance companies. Professional and outsourcing services in the life insurance market increased principally as a result of new services and outsourcing contracts with increases in both the United States ($1.2 million) and international markets ($1.7 million). These increases were partially offset by a decline in professional services revenues from the health insurance market of $4.8 million, reflecting the continued reluctance of health insurers to make major system decisions. Furthermore, the Company has not been aggressively marketing these services in light of the uncertainty and restructuring of the country's healthcare system from indemnity to managed care products and pending decisions regarding the Company's future direction in this market. For a further discussion of the health industry see Item 7 of Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  Revenues from information services were $46.5 million for the first quarter in 1995 as compared with $49.0 million for the corresponding quarter in 1994. This $2.5 million decrease (5.1%) is primarily attributable to a decline in revenues associated with the Company's domestic property and casualty automobile and risk information services business ($3.1 million). This decline relates principally to significant changes in the property and casualty insurance industry, as described more fully in Item 7 of Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The decrease in revenues associated with the property and casualty information services business is partially offset by an increase in life information services of $.8 million (principally attending physician statements and medical history reports).


COSTS AND EXPENSES

  Employee compensation and benefits increased $2.6 million for the first quarter in 1995 compared to the corresponding quarter in 1994, primarily as a result of increased costs associated with the acquisition of Creative Group Holdings, Limited, in December 1994, an increase in professional services staffing in the property and casualty insurance services business and additional performance bonus expense. These increases were partially offset by a reduction in compensation and other benefits costs of $1.7 million related to the Company's continued downsizing in its health insurance services staff from 333 at the end of the first quarter of 1994 to 170 at the end of the first quarter of 1995. As a percentage of revenues, employee compensation and benefits expense decreased from 38.8% to 35.7%.

  Computer and communications expenses increased $.9 million
(15.5%) for the first quarter in 1995 compared to the corresponding quarter in 1994, due principally to increased equipment maintenance and data circuit costs, but remained unchanged as a percentage of revenues.

  Information services and data acquisition costs decreased $2.6 million in absolute terms, and also as a percentage of revenues, for the first quarter in 1995 compared to the corresponding quarter in 1994, due principally to a decrease in the volume of state fees for motor vehicle reports, associated with the property and casualty automobile information services business (see Revenue discussion above).

  On March 20, 1995, the Company and its Directors' and Officers' Liability Insurance Carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling the securities class action which were recorded in the fourth quarter of 1994 (see Note 1 of Notes to Consolidated Financial Statements and Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994). The Company also incurred certain litigation, bonus, and bad debt expenses of a non-recurring nature. These items are reflected in other operating costs and expenses.

  Although depreciation and amortization expense remained relatively unchanged between the first quarter of 1995 and the corresponding quarter in 1994, the Company did experience an increase in amortization charges of $1.2 million associated with its internally developed software costs, which was partially offset by decreased depreciation and amortization charges of $.9 million, principally related to the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business and certain retirements of data processing equipment.

  Other operating costs and expenses for the first quarter in 1995 increased $7.2 million in absolute terms, and also as a percentage of revenues, when compared to the corresponding quarter in 1994. The increase is principally attributable to the increased use of outside consultants and independent contractors of $4.0 million relating primarily to an increase in professional services. In addition, operating costs associated with providing total policy management outsourcing services for new customers increased $1.2 million and travel and other general and administrative expenses increased $3.5 million. These increases were partially offset by an increase in amounts capitalized of $1.5 million, principally relating to the internal development of the Company's life software systems.


OPERATING INCOME

  Operating income was $18.4 million for the three months ended March 31, 1995, compared with $7.8 million for the corresponding period in 1994. Operating income as a percentage of revenues increased to 13.8% for the first quarter of 1995 from 6.7% for the comparable quarter in 1994, primarily as a result of increased initial license revenues ($8.3 million) and an increase in professional and outsourcing services revenues ($10.8 million), principally in the property and casualty business.

  A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter-to-quarter in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

  The property and casualty insurance systems and services business experienced a higher level of revenues and operating income due principally to increased licensing activities of $2.4 million in initial license revenues (including the AT&T Global license/relicense agreement) and $1.2 million in monthly license charges and a $12.7 million increase in professional and outsourcing revenues. These increases reflect growth in the number of new domestic and international customers licensing the Company's integrated systems technology and the desire of new and existing customers to obtain professional and outsourcing services. The operating margin for the property and casualty insurance business increased from 11.5% in 1994 to 16.1% in 1995.

  The Company's information services business for the property and casualty market continues to show a loss with $.8 and $.9 million in losses for the three months ended March 31, 1995 and 1994, respectively. These losses were principally the result of the continued decline in transactions and orders, due principally to price increases and competitive market conditions.

  The life insurance systems and services business continues to experience a higher level of revenues and operating income due primarily to increases in initial license revenues of $2.0 million and a $2.9 million increase in professional and outsourcing services. These increases reflect continued growth in both the domestic and international life markets. The operating margin increase is due principally to increased licensing activities and professional and outsourcing services revenues. The Company's information services business for the life insurance market remained relatively unchanged with revenues of $14.3 and $13.6 million for the three months ended March 31, 1995 and 1994, respectively.

  The Company's health insurance systems business revenues continued to decline by $4.8 million. Operating costs have and are expected to continue to decline as services obligations are completed and the Company continues to downsize its health staff.

The Company has engaged an investment banking firm to assist in evaluating its health insurance systems business.

  Investment income decreased $1.4 million as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of Creative Group Holdings, Limited ($19.9 million), in December 1994, the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million), the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market ($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of 1994.

  Interest expense and other charges decreased $.2 million for the first quarter in 1995 when compared to the corresponding quarter in 1994, primarily as a result of a reduction in long-term debt.

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.5% and 36.2% for the three months ended March 31, 1995 and 1994, respectively. The increase in the effective rate between the periods is due primarily to the reduction in non-taxable investment income resulting from the sale of tax-exempt bonds in 1994.


                      LIQUIDITY AND CAPITAL RESOURCES

                                    March 31,   December 31,
                                     1995           1994
                                    (Dollars In Millions)
Cash and equivalents,
  marketable securities
  and investments.................. $ 23.1        $ 34.3
Current assets.....................  158.9         167.7
Current liabilities................   61.7          76.8
Working capital....................   97.2          90.9
Long-term debt.....................    2.5           4.2


                                    March 31,     March 31,
                                     1995           1994
                                    (Dollars In Millions)

Cash provided by operations........ $  9.5        $ 10.9
Cash used by investing activities..  (14.0)        (17.8)
Cash used by financing activities..   (4.4)         (1.5)


  The Company's financial condition remained strong at March 31, 1995. Working capital increased to $97.2 million, including cash, cash equivalents and marketable securities of $17.5 million, and excluding $5.6 million of long-term investments. Cash, cash equivalents, marketable securities and investments were $23.1 million at March 31, 1995 as compared to $34.3 million at December 31, 1994, a net decrease of $11.2 million, resulting primarily from a reduction in accounts payable and accrued expenses, acquisition of property and equipment and repayments of long-term debt.

  The decrease in net cash generated by operations of $1.4 million for the first quarter in 1995 compared with the corresponding quarter in 1994 was primarily attributable to a reduction in accounts payable and accrued expenses ($11.5 million), an increase in accounts receivable ($3.9 million), offset by higher net income ($5.8 million), a decrease in income taxes receivable ($4.4 million) and a decrease in deferred taxes ($1.1 million).

  Excluding short-term investments, net cash used for investing activities decreased in the first quarter in 1995, compared with the corresponding quarter in 1994. During the first quarter in 1995, net cash used for investments included $4.5 million compared to $3.8 million for the first quarter of 1994 that was invested in data processing, communications equipment and office furniture and equipment. Amounts capitalized for internal software development increased $1.5 million (17.8%) to $9.7 million for the first quarter in 1995 compared to $8.2 million for the corresponding period in 1994, due primarily to the development of life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain existing Series III applications.

  Significant expenditures anticipated for the remainder of 1995, excluding any possible business acquisitions, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($5 million); costs relating to the internal development of software systems ($30 million) and; debt payments relating to past business acquisitions ($2 million).

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

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Item 1. Legal Proceedings

  In December 1994, the Company reached an agreement, subject to court approval, to settle its shareholder class action. The settlement of $31 million will be paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling the securities class action.

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

  In March 1994, Security Life of Denver Insurance Company brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trading practices and fraud. Despite the fact that the plaintiff expressly agreed by contract to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $80 million. The Company believes this lawsuit is without merit, legally insufficient and factually unsupported. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against Security Life of Denver Insurance Company for fraud, breach of contract and failure to pay, unauthorized use of the Company's software systems, misappropriation of trade secrets, unfair trade practices, conversion of the Company's systems, unjust enrichment and fraudulent concealment. The Company is seeking in excess of $80 million against Security Life of Denver Insurance Company. The Company is also seeking an injunction prohibiting Security Life of Denver Insurance Company from continuing unauthorized use of certain of the Company's systems and unauthorized use of the Company's trade secrets.

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association brought suit against the Company in the United States District Court for the Northern District of California alleging breach of contract and implied covenants of good faith and fair dealing, as well as fraud and negligent misrepresentation concerning certain early versions of systems licensed by the Company. Despite the fact that the plaintiffs contractually agreed to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $200 million. The Company believes this lawsuit is without merit, legally improper and lacking in factual support. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against the plaintiffs for in excess of $190 million. The Company's claims against the plaintiffs are for breach of contract, failure to pay, and recoupment.


Items 2, 3, 4, and 5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

  Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  May 15, 1995                By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)