Form 10-K/A
period 1994-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-07-14
CIK 356226

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

                              AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:

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

Date:   July 14, 1995              By:  Timothy V. Williams
                                   Executive Vice President,
                                   Chief Financial Officer

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

     Pursuant to Rule 15d-21 promulgated under the Securities
Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1994 is incorporated herein by reference.

Form 8-K

     The Company filed a report on Form 8-K, dated December 7,
1994 under Item 5. Other Events, relating to an agreement in principle, subject to court approval, to settle the securities class action pending against the company.