Form 10-Q
period 1995-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-08-14
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended June 30, 1995         Commission file number 0-10175



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

  19,378,465 Common shares, $.01 par value, as of August 4, 1995

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION
    PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three and six months ended June 30, 1995
            and 1994.......................................... 3

          Consolidated Balance Sheets as of
            June 30, 1995 and December 31, 1994............... 4

          Consolidated Statements of Cash Flows for
            the six months ended June 30, 1995 and 1994....... 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................10


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................28

  Item 6. Exhibits and Reports on Form 8-K....................28

Signatures....................................................29



                                  PART I
                    FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                         Three Months         Six
Months
                                         Ended June 30,
Ended June 30,
                                         1995      1994      1995
    1994
                                        (In Thousands, Except Per
Share Data)
Revenues:
  Licensing.......................... $ 22,737  $ 23,521  $
48,280  $ 39,991
  Services...........................  110,766   101,220
218,642   200,692
                                       133,503   124,741
266,922   240,683

Costs and Expenses:
  Employee compensation & benefits...   47,865    44,872
95,445    89,842
  Computer and communications
    expenses.........................    8,103     6,303
15,152    12,407
  Information services and
    data acquisition costs...........   29,470    33,370
61,367    67,826
  Depreciation and amortization......   15,374    16,257
29,567    30,131
  Other operating costs & expenses...   16,174    11,984
32,136    20,705
  Litigation settlement and
    expenses, net....................    7,866       -
6,216       -
  Gain on sale of Health business
    and related assets...............   (8,116)      -
(8,116)      -
  Impairment and restructuring
    credits, net.....................     (246)   (1,715)
(246)   (1,715)
                                       116,490   111,071
231,521   219,196

Operating income ....................   17,013    13,670
35,401    21,487

Other Income and Expenses:
  Investment income..................      535     1,849
958     3,672
  Loss on sale of marketable
    securities.......................      -        (802)      -
     (819)
  Interest expense and other
    charges..........................     (827)     (824)
(1,518)   (1,719)
                                          (292)      223
(560)    1,134

Income before income taxes...........   16,721    13,893
34,841    22,621

Income taxes ........................    4,631     5,295
11,431     8,455

Net income .......................... $ 12,090  $  8,598  $
23,410  $ 14,166

Net income per share................. $    .62  $    .40  $
1.21  $    .64

Weighted average number of shares....   19,363    21,498
19,363    22,067


See accompanying notes.




                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
(Audited)
                                                   June 30,
December 31,
                                                     1995
1994
                                                     (In
Thousands,
                                                    Except Share
Data)

Assets
Current assets:
  Cash and equivalents............................ $ 24,390   $
17,686
  Marketable securities...........................    8,099
11,051
  Receivables, net of allowance for uncollectible
     amounts of $1,109 ($1,478 at 1994)...........   92,690
90,474
  Income tax receivable...........................   28,194
31,072
  Deferred income taxes...........................    6,132
6,644
  Other...........................................   14,638
10,798
     Total current assets.........................  174,143
167,725

Property and equipment, at cost less accumulated
   depreciation and amortization of $106,900
   ($125,601 at 1994).............................  133,779
136,503
Receivables.......................................      477
500
Goodwill and other intangible assets..............   84,031
77,763
Capitalized software costs........................  128,138
118,621
Deferred income taxes.............................   12,097
12,453
Investments.......................................    5,336
5,567
Other.............................................    4,868
4,899
        Total assets.............................. $542,869
$524,031

Liabilities
Current liabilities:
  Accounts payable and accrued expenses........... $ 48,803   $
50,231
  Accrued restructuring charges...................    5,916
5,648
  Accrued contract termination costs..............    1,313
1,819
  Current portion of long-term debt...............    1,741
4,734
  Income taxes payable............................    3,890
2,279
  Unearned revenues...............................   11,970
11,930
  Other...........................................      754
215
     Total current liabilities....................   74,387
76,856

Long-term debt....................................      -
4,162
Deferred income taxes.............................   59,466
54,671
Accrued restructuring charges.....................    7,348
10,796
Other.............................................    2,041
624
     Total liabilities............................  143,242
147,109

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized.....................................      -
-
Common stock, $.01 par value, 75,000,000 shares
   authorized, 19,368,681 shares issued and
   outstanding (19,362,984  at December 31, 1994).      194
194
Additional paid-in capital........................  170,482
170,323
Retained earnings.................................  230,384
206,974
Unrealized holding loss on marketable securities..      (50)
(118)
Foreign currency translation adjustment...........   (1,383)
(451)
  Total stockholders' equity......................  399,627
376,922
     Total liabilities and stockholders' equity... $542,869
$524,031


See accompanying notes.




                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Six Months
Ended
                                                    June 30,
June 30,
                                                      1995
1994
                                                       (In
Thousands)
Operating Activities
  Net income...................................  $ 23,410  $
14,166
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............    29,566
30,131
    Deferred income taxes......................     5,050
5,736
    Loss on sale of marketable securities......       -
819
    Provision for uncollectible accounts.......       534
280
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs........................    (3,180)
(8,803)
    Receivables................................    (2,727)
7,262
    Income taxes receivable....................     2,878
(1,822)
    Accounts payable and accrued expenses......    (1,428)
1,334
    Income taxes payable.......................     2,224
2,728
  Other, net...................................    (3,594)
(4,513)
       Cash provided by operations.............    52,733
47,318

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net.............................     3,000
126,710
  Purchases of marketable securities, net......       -
(87,873)
  Acquisition of property and equipment........   (11,919)
(7,961)
  Capitalized internal software development
   costs.......................................   (20,394)
(17,890)
  Purchased software...........................      (250)
(157)
  Proceeds from disposal of property &
   equipment...................................       709
304
  Contract acquisition costs...................   (10,000)      -

       Cash (used for)/provided by investing
         activities............................   (38,854)
13,133

Financing Activities
  Payments on long-term debt...................    (7,155)
(4,597)
  Repurchase of common stock...................       -
(56,555)
  Issuance of common stock under stock
   option plans................................       159       -

       Cash used for financing activities......    (6,996)
(61,152)

Effect of exchange rate changes on cash........      (179)
(937)
Net increase (decrease) in cash and
  equivalents..................................     6,704
(1,638)
Cash and equivalents at beginning of period....    17,686
24,122
Cash and equivalents at end of period..........  $ 24,390  $
22,484

Noncash Activities
Supplemental Information
  Interest paid................................     1,160
1,390
  Income taxes paid............................     1,105
2,099


See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

NOTE 1. COMMITMENTS AND CONTINGENCIES

Commitments

  On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. The March 27, 1995 agreement replaces three five-year term agreements executed in 1993, and other related agreements. Minimum contract payments by the Company over the initial ten year term aggregate $33.0 million payable in specified annual installments which escalate over the ten year period. The first annual installment due March 31, 1995 was reduced by $1.5 million to reflect the application of a pre-payment credit relating to a prior agreement which was terminated. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee (beginning 1997 for the 1996 annual period) equal to a specified annual percentage of the Company's applicable annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined.

  On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data processing and other professional services as required. The minimum contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company has incurred costs of $10 million related to this agreement in the second quarter of 1995 ($5 million in the fourth quarter of 1994), which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement. At June 30, 1995, the net unamortized amounts related to this continuing agreement, included in other intangible assets, were $14.2 million.


Contingencies - Legal Proceedings

  In December 1994, the Company reached an agreement, which was subsequently approved on May 26, 1995 by the United States District
Court for the District of South Carolina, to settle its shareholder class action. The settlement of $31 million was paid by the Company's Directors' and Officers' Liability Insurance Carrier, the

Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of
1995, as a further adjustment to the estimated costs of settling the securities class action.

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

  The Company is involved in two lawsuits alleging, among other things, breach of a life insurance joint development contract and breach of a contract concerning an early version of its Series III property and casualty software. The Company believes it has meritorious defenses, is vigorously defending its position in these matters and is pursuing counterclaims against the plaintiffs (see
Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarters ended March 31, 1995. The Company was informed by its insurer that based upon the allegations raised in these two lawsuits, the insurer does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company determined it was probable the Company would incur litigation expenses for certain actual expenses previously incurred and for estimated future litigation expenses arising from these matters through their conclusion, over the next twelve months, of $7.9 million, which estimate is based upon the Company's prior experience in these matters.

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


NOTE 3. CREDIT AGREEMENT

  On August 11, 1995, the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions (the syndicate) to provide an additional source of funds for general corporate purposes. The first $100 million facility bears a term of 364 days. The second $100 million facility bears a term of 3 years. Borrowings under the facilities bear interest payable at rates based upon the Morgan Guaranty Trust
Company's Prime Rate, the Federal Funds Rate, the London
Interbank
Offering Rate or the yield on certain certificates of deposit as appropriate, plus a spread above certain of these rates. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth.

NOTE 4. CERTAIN TRANSACTIONS

  On June 30, 1995, the Company sold its Health Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expenses of $.5 million, the net book value of assets sold of $.5 million, liabilities resulting from the sale, including severance liabilities for certain employees and other reserves of $1.5 million, and the present value of a sublease executed by the purchaser for certain office space of $1.3 million, the Company recorded a pre-tax gain of $8.1 million, which has been recorded under "Costs and Expenses" in the Consolidated Statements of Income for the three and six months ended June 30, 1995 (see Management's
Discussion and Analysis of Financial Condition and Results of
Operations).


NOTE 5.  INCOME TAXES

  The Company's effective tax rate for the second quarter of 1995 was 27.7% compared with 37.5% for the first quarter of 1995. The Company's annual effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.8% and 37.4% for the six months ended June 30, 1995 and 1994, respectively. The effective rate for 1995 was significantly lower due principally to the goodwill deducted for tax purposes, providing a benefit of $.9 million in the second quarter of 1995 as a result of the change in estimate of the annual effective tax rate, relating to the sale of the Company's Health Insurance Systems Division (see Note 4 above).

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

                           RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:



 1995   vs   1994

 Percent Increase

    (Decrease)
                                Percentage         Percentage
 Three      Six
                               of Revenues        of Revenues
 Months    Months
                               Three Months      Six Months
Ended     Ended
                            Ended June 30,     Ended June 30,
June 30,  June 30,
                       1995      1994     1995      1994
Revenues:
Licensing...................  17.0      18.9     18.1      16.6
  (3.4)    20.8
Services....................  83.0      81.1     81.9      83.4
   9.5      8.9
                             100.0     100.0    100.0     100.0
   7.0     10.9
Costs and Expenses:
Employee compensation
    and benefits............  35.9      36.0     35.8      37.3
   6.7      6.2
Computer & communication
    expenses................   6.1       5.1      5.7       5.2
  28.6     22.1
Information services & data
    acquisition costs.......  22.1      26.8     23.0      28.2
 (11.7)    (9.5)
Depreciation and amorti-
    zation..................  11.5      13.0     11.1      12.5
  (5.4)    (1.9)
Other operating costs
    and expenses............  12.1       9.6     12.0       8.6
  35.0     55.2
Litigation settlement and
    expenses, net...........   5.9         -      2.3         -
     -        -
Gain on sale of Health
    business and related
    assets..................  (6.1)        -     (3.0)        -
     -        -
Impairment and restructuring
    charges, net............   (.2)     (1.4)    (0.1)      (.7)
 (85.7)   (85.7)
                              87.3      89.1     86.7      91.1
   4.9      5.6

Operating income............  12.7      10.9     13.3       8.9
  24.5     64.8
Other Income and Expenses...  (0.2)      0.2     (0.2)      0.5
(230.9)  (149.4)
Income before income taxes..  12.5      11.1     13.1       9.4
  20.4     54.0
Income taxes................   3.5       4.2      4.3       3.5
 (12.5)    35.2

Net income..................   9.0       6.9      8.8       5.9
  40.6     65.3


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


THREE MONTHS COMPARISON

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:

                                   Revenues
                                 Three Months
                                Ended June 30,
                                1995     1994
                            (Dollars in Millions)
   Line of Business
Property & Casualty....       $ 96.8   $ 88.3
Life...................         32.4     30.0
Health.................          4.0      6.4

   Geographic Market
United States..........       $103.2   $107.3
International..........         30.0     17.4


REVENUES

                          Three           Three
                       Months Ended    Months Ended
  Licensing            June 30, 1995   June 30, 1994    Change
                          (Dollars in Millions)
Initial charges.......... $ 9.5          $ 10.4         (8.7)%
Monthly charges..........  13.2            13.1           .8 %
                          $22.7           $23.5         (3.4)%

Percentage of revenues...  17.0%           18.9%

  Initial license revenues for the three months ended June 30,
1995
decreased $.9 million (8.7%) compared to the corresponding period in 1994. The decrease is principally related to a decline in licensing activity in the life insurance market of $1.5 million, as well as a decline in licensing activity in the health insurance market of $.3 million (see Note 4 of Notes to Consolidated Financial Statements). These decreases were partially offset by an increase of $.9 million in licensing activities related to the property and casualty insurance market. Although down from the second quarter of 1994 (see table below), the current quarter licensing activity in the life insurance market continues to reflect customer interest in the Company's CK/4 Enterprise and emerging CYBERLife software system solutions. CYBERLife incorporates advanced client/server technology and was initially released in March 1995. Licensing of property and casualty systems from activities in the European, Asian and Canadian markets increased $3.1 million. This increase was partially offset by a decline in licensing activities in the domestic property and casualty insurance market of $2.2 million. The variance in initial license revenues between quarters for both the domestic and international property and casualty insurance markets continues to reflect the timing of customers' decisions to enter into large license agreements with the Company for either new systems and/or the migration to client/server technology (see table below). The Company recognized $1.1 million in initial license charges for the period, relating to a distribution agreement with AT&T Global Information Solutions (AT&T Global). Under the distribution agreement, which is part of the Company's joint marketing arrangement with AT&T Global, AT&T markets the Company's Series III systems worldwide to insurance companies implementing AT&T Global's
UNIX-based solutions. Additionally, the Company recognized $1.5 million related to an exclusive marketing arrangement with AT&T Global. Under the exclusive marketing arrangement, the Company markets the UNIX-based version of its mid-range property and casualty software systems exclusively to AT&T Global UNIX platform customers for a period of three years. There are no monthly license revenues under the distribution agreement or exclusive marketing arrangement with AT&T Global, and the Company's current joint marketing agreement with AT&T Global is subject to extension in September 1996.

  Because a significant portion of initial license charges are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the preceding six quarters expressed as a percentage of total revenues for each of the periods presented:


                               1995                        1994

                         Second   First     Fourth   Third
Second   First
                         Quarter  Quarter   Quarter  Quarter
Quarter  Quarter
                                         (Dollars in Millions)
 Property and Casualty
Initial license
  revenues.............  $ 7.3    $ 8.0     $ 5.6    $ 7.4    $
6.4    $ 1.6
Total revenues.........    5.5%     6.0%      4.5%     5.8%
5.2%     1.4%

         Life
Initial license
  revenues.............  $ 2.1    $ 3.7     $ 1.6    $ 3.4    $
3.6    $ 1.6
Total revenues.........    1.6%     2.8%      1.3%     2.7%
2.8%     1.4%

        Health
Initial license
  revenues.............  $  .1    $  .2     $ 2.5    $ 3.5    $
 .4    $  .4
Total revenues.........     -        .1%      2.0%     2.8%
 .3%      .3%

       Combined
Initial license
  revenues.............  $ 9.5    $11.9     $ 9.7    $14.3
$10.4    $ 3.6
Total revenues.........    7.1%     8.9%      7.8%    11.3%
8.4%     3.1%



  Revenues from continuing monthly license charges ("MLC") for Maintenance, Enhancements and Services Availability ("MESA") remained relatively unchanged for the second quarter of 1995 compared to the corresponding quarter of 1994.

                          Three           Three
                       Months Ended    Months Ended
  Services             June 30,1995    June 30,1994    Change
                        (Dollars In Millions)
Professional and
  outsourcing........... $ 65.5          $ 51.2         27.9 %
Information.............   44.5            49.4         (9.9)%
Other...................     .8              .6         33.3 %
                         $110.8          $101.2          9.5 %

Percentage of revenues..   83.0%           81.1%


  Professional and outsourcing services for the three months ended
June 30, 1995 increased $14.3 million (27.9%) compared to the same period in 1994. This increase is principally related to services from both new and existing contracts amounting to $13.1 million for property and casualty insurance business and $2.8 million for life insurance business, and was partially offset by a decline in revenues from the health insurance market of $1.6 million. The increase in the property and casualty business resulted from increased services in both the international and domestic markets.
The Company's international property and casualty insurance services increased $6.6 million principally as a result of the acquisition of Creative Group Holdings, Limited at December 31, 1994 and new services contracts in the European and Asia/Pacific regions. Creative, headquartered in the United Kingdom, is a British holding company whose wholly-owned subsidiaries, located in
England, Australia and Southeast Asia, provide software consulting, development, licensing and support services to medium-sized general insurance companies. The increase in the domestic property and casualty insurance market amounted to $6.5 million and principally resulted from new professional services contracts and an increase in the residual markets for total policy management outsourcing services. Services in the life insurance market increased principally as a result of additional outsourcing services. The decline in professional services revenues from the health insurance market of $1.6 million reflected the continued reluctance of health insurers to make major system decisions.

  Revenues from information services were $44.5 million for the second quarter in 1995 compared with $49.4 million for the corresponding quarter in 1994. This $4.9 million decrease (9.9%) is principally attributable to a decline in revenues associated with the Company's domestic property and casualty automobile and risk information services business of $5.5 million. This decline relates principally to significant changes in the property and casualty insurance industry, as described more fully in Item 7 of
Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The decrease in revenues associated with the property and casualty information services business was partially offset by an increase in life information services of $.6 million.

Costs and Expenses

  Employee compensation and benefits increased $3.0 million
(6.7%)
for the second quarter of 1995 compared to the corresponding quarter in 1994, principally as a result of increased salaries, costs associated with the acquisition of Creative Group Holdings, Limited in December 1994, and increased costs associated with the growth in staffing for additional services activity and an increase in Company contributions relating to certain of its benefit plans. These increases were partially offset by a reduction in compensation and other benefits related to the Company's downsizing of its health insurance services staff from 209 at the end of the second quarter of 1994 to 112 at the end of the second quarter of 1995 (see Note 4 of Notes to Consolidated Financial Statements). As a percentage of revenues, employee compensation and benefits expense remained significantly unchanged for the second quarter of 1995 as compared to the same period of 1994.

  As a percentage of revenues, computer and communications expenses increased to 6.1% for the second quarter of 1995 from 5.1% for the corresponding quarter of 1994, representing an increase of $1.8 million (28.6%). This increase was due principally to expenses for certain operating system management software products utilized in the Company's worldwide data center operations (see Note 1 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the expansion of the Company's international operations.

  Information services and data acquisition costs for the second quarter of 1995 decreased $3.9 million (11.7%) compared to the corresponding quarter of 1994, due principally to a continued decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and information services business (see Revenue discussion above).

  Depreciation and amortization expense decreased $.9 million (5.4%) for the second quarter of 1995 compared to the corresponding quarter of 1994. The decrease is due principally to lower amortization charges resulting from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994) and lower depreciation charges due to certain retirements of data processing equipment. These decreases were partially offset by additional amortization charges relating to internally developed software costs. These costs are associated with a new release of the Company's property and casualty insurance
Series III client/server software system and the initial release of its life insurance CYBERLife client/server software system. Both became generally available during the first quarter of 1995.

  Other operating costs and expenses for the second quarter of
1995
increased $4.2 million (35%) compared to the corresponding quarter in 1994. This increase relates principally to additional costs relating to outside consultants and independent contractors resulting from increased professional services activities and the acquisition of the Creative Holdings Group, Limited at December 31,
1994, and costs associated with providing total policy management outsourcing services. In the second quarter of 1994, a credit of $1.6 million resulted from the recovery of certain receivables, previously written-off, and the completion of certain projects during the second quarter of 1994, for which cost overruns had been charged in prior periods. Also included in other operating costs and expenses for 1995 is a credit of approximately $1.0 million related to the amendment of a professional services contract.

  The Company, as of June 30, 1995, has provided for $7.9 million in estimated litigation costs arising from two lawsuits to which the Company is both a defendant and counter-claimant. The costs provided for include, but are not limited to, fees paid or anticipated to be paid to external counsel and other costs related to the Company's defense and claims regarding these matters (see
Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended June 30, 1995).

  On June 30, 1995, the Company completed the sale of its Health
Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expense and other accrued costs, the Company recorded a pre-tax gain of $8.1 million.

  In June 1995, the Company reduced certain of its restructuring reserves by $.4 million for the balances remaining, as of June 30,
1995, as a result of completing certain restructuring activities for its life and health insurance businesses. At June 30, 1994, the Company, as a result of new events occurring, changed its estimates and reduced its restructuring reserves by $1.7 million, which were established at June 30, 1993 for employee severance and outplacement costs in connection with the downsizing of its health staff.


Operating Income

  Operating income, after the effects of the gain from the sale of the Health Division and special charges, was $17.0 million for the three months ended June 30, 1995, compared with $13.7 million for the corresponding period in 1994. The Company recorded a gain from the sale of the Company's Health Division of approximately $ 8.1 million (see Note 4 of Notes to the Consolidated Financial Statements), and special charges aggregating $7.6 million for the three months ended June 30, 1995 relating to legal costs ($7.9 million) and impairment and restructuring credits ($.3 million). Special charges for the three months ended June 30, 1994 of $1.7 million relate to impairment and restructuring credits (see Costs and Expenses).

  Operating income, excluding the gain on the sale of the Company's
Health Division and special charges, was $16.5 million for the three months ended June 30, 1995, compared with $12.0 million for the corresponding period in 1994. Operating income, excluding the gain and special charges, as a percentage of revenues increased to
12.4% for the second quarter of 1995 from 9.6% for the comparable quarter in 1994. The increase in operating income (37.5%), excluding the gain and special charges, results principally from an increase in professional and outsourcing services revenues provided under new and existing contracts with property and casualty insurance companies and residual markets ($13.1 million) and an increase in new professional and outsourcing services revenues from life insurers ($2.8 million).

  A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter-to-quarter in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control (see table above).

  Investment income decreased $1.3 million as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of Creative Group Holdings, Limited ($19.9 million), in December 1994, the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million), the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market
($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of
1994.

  As part of the Company's repurchase of 2,278,537 of the
3,797,561
shares of its common stock held by IBM, at a price of $24.77 per share, the Company liquidated a portion of its marketable securities. The Company incurred a loss on the sale of securities of approximately $.8 million related directly to the repurchase during the second quarter of 1994.

  Interest expense and other charges remained relatively unchanged for the second quarter in 1995 compared to the corresponding period in 1994.

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 27.7% and 38.1% for the three months ended June 30, 1995 and 1994, respectively. The effective rate for the 1995 second quarter was significantly lower due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division (see Notes
4 and 5 of Notes to Consolidated Financial Statements). The 1995 second quarter tax was further reduced to adjust the year-to-date effective tax rate to the expected tax rate for 1995, resulting in an estimated effective income tax rate for the remainder of 1995 of
32.8%.

SIX MONTHS COMPARISON

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:


                               Revenues
                              Six Months
                            Ended June 30,
                             1995    1994
                         (Dollars in Millions)
   Line of Business
Property & Casualty...     $193.7  $167.8
Life..................       65.0    57.2
Health................        7.9    15.7


  Geographic Market
United States.........     $207.3  $203.8
International.........       59.3    36.9


REVENUES

                        Six            Six
                    Months Ended   Months Ended
  Licensing         June 30,1995   June 30,1994   Change
                      (Dollars in Millions)
Initial charges.....  $21.5            $14.1       52.5%
Monthly charges.....   26.8             25.9        3.5%
                      $48.3            $40.0       20.8%

Percentage of
  revenues..........  18.1%             16.6%

  Total licensing revenues for the six months ended June 30, 1995 increased $8.3 million (20.8%) compared to the corresponding period in 1994, due principally to a $7.4 million increase in initial license revenues. The increase in initial license revenues is principally related to licensing activities in the property and casualty insurance market of $7.3 million, as well as an increase in licensing activities in the life insurance market of $.5 million. These increases were partially offset by a decrease in licensing activities related to the health insurance market of $.4 million (see table below). Increased licensing of property and casualty systems resulted principally from activities in the United
States, Europe, Canada and Asia-Pacific, and reflect licensing activity related to the Company's acquisition of Creative Group Holdings, Limited at December 31, 1994. Licensing activities in the property and casualty insurance market include $2.6 million for the six months ended June 30, 1995, relating to a distribution agreement and $1.5 million relating to an exclusive marketing arrangement, both with AT&T Global. During the first six months of
1994, the Company recognized licensing revenue of $2.0 million from
AT&T Global. Increased licensing activities in the life insurance market principally reflect continuing customer interest in the Company's CK/4 Enterprise software system and the March 31, 1995 initial release of its CYBERLife client/server software system solution.

  Because a significant portion of initial license charges are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of initial license revenues for the six months ended June 30, 1995 and 1994, expressed as a percentage of total revenues for each of the periods presented:

                         Six Months Ended     Six Months Ended
                          June 30, 1995        June 30, 1994
                                 (Dollars in Millions)
 Property and Casualty
Initial license
  revenues.............       $15.3                $ 8.0
Total revenues.........         5.7%                 3.3%

         Life
Initial license
  revenues.............       $ 5.8                $ 5.3
Total revenues.........         2.2%                 2.2%

        Health
Initial license
  revenues.............       $  .4                $  .8
Total revenues.........          .1%                  .3%

       Combined
Initial license
  revenues.............       $21.5                $14.1
Total revenues.........         8.0%                 5.8%


  Revenues from continuing monthly license charges ("MLC") for Maintenance, Enhancements and Services Availability ("MESA") remained relatively unchanged for the six months ended June 30, 1995, compared to the corresponding period in 1994.

                          Six              Six
                        Months Ended    Months Ended
  Services              June 30,1995    June 30,1994    Change
                                 (Dollars in Millions)
Professional and
  outsourcing............ $126.6          $101.6         24.6 %
Information..............   91.0            98.4         (7.5)%
Other....................    1.0              .7         42.8 %
                          $218.6          $200.7          8.9 %

Percentage of revenues...   81.9%           83.4%


  Total services revenues for the six months ended June 30, 1995 increased $17.9 million (8.9%) compared to the corresponding period in 1994.

  Revenues from professional and outsourcing services increased $25.0 million (24.6%) to $126.6 million for the six months ended
June 30, 1995 from $101.6 million for the corresponding period in 1994. This increase was due primarily to additional services to new and existing customers in the property and casualty insurance market ($26.0 million) and the life insurance market ($5.7 million). These increases were partially offset by a decline in health related services of $ 6.5 million. Increased revenues from the property and casualty insurance market principally relate to new professional services contracts with domestic insurance companies and a continued increase in the residual markets for total policy management outsourcing services. International property and casualty services revenues increased principally as a result of the Company's acquisition of Creative Group Holdings, Limited at December 31, 1994, and new services contracts in the Asia/Pacific region. Professional and outsourcing services in the life insurance market increased primarily as the result of new professional services and outsourcing contracts in both the domestic ($3.0 million) and international markets ($2.7 million). These increases were partially offset by a decline in professional services revenues from the health insurance market of $6.5 million
(see Note 4 of Notes to Consolidated Financial Statements).

  Revenues from information services were $91.0 million for the six months ended June 30, 1995 compared with $98.4 million for the corresponding period in 1994. This $7.4 million decrease is primarily attributable to a decrease in revenues associated with the Company's domestic property and casualty automobile and risk information services business ($ 8.7 million). This decline relates principally to significant changes in the property and casualty insurance industry, as described more fully in Item 7 of Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The decrease in revenues associated with the property and casualty information services business is partially offset by an increase in life information services of $ 1.3 million (principally attending physician statements and medical history reports).

Costs And Expenses

  Employee compensation and benefits increased $5.6 million
(6.2%)
for the six months ended June 30, 1995 compared to the corresponding period in 1994, principally as a result of increased costs associated with the acquisition of Creative Group Holdings, Limited in December 1994, increased costs associated with the growth in staffing for additional services activity for both new and existing customers, and an increase in the Company's provision for performance bonus expense as a result of higher earnings per share. These increases were partially offset by a reduction in compensation and other benefits related to the Company's downsizing of its health insurance services staff from 209 at the end of the second quarter of 1994 to 112 at the end of the second quarter of 1995 (see Note 4 of Notes to Consolidated Financial Statements). As a percentage of revenues, employee compensation and benefits expense decreased to 35.8% compared to 37.3% for the same period of
1994.

  As a percentage of revenues, computer and communications
expenses
increased to 5.7% for the six months ended June 30, 1995 from
5.2%
for the corresponding period of 1994, representing an increase of $2.7 million (22%). This increase was due principally to expenses for certain operating system management software products utilized in the Company's worldwide data center operations (see Note 1 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the expansion of the Company's international operations and additions of new outsourcing business.

  Information services and data acquisition costs for the six months ended June 30, 1995 decreased $6.5 million (9.5%) compared to the corresponding period of 1994, due principally to a continued decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and information services business (see Revenue discussion above).

  Depreciation and amortization expense decreased $.6 million (1.9%) for the six months ended June 30, 1995 compared to the corresponding period of 1994. The decrease is due principally to lower amortization charges resulting from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994) and lower depreciation charges due to certain retirements of data processing equipment. These decreases were partially offset by additional amortization charges relating to internally developed software costs. These costs are associated with a new release of the Company's property and casualty insurance
Series III client/server software and the initial release of its life insurance CYBERLife client/server software system. Both became generally available during the first quarter of 1995.

  Other operating costs and expenses for the six months ended
June
30, 1995 increased $11.4 million (55%) compared to the corresponding period in 1994. The increase is principally attributable to an increase in outside consultants and independent contractors relating to increased professional services activities and the acquisition of the Creative Holdings Group, Limited. Additionally, operating costs associated with providing total policy management outsourcing services increased. In the second quarter of 1994, a credit of $1.6 million resulted from the recovery of certain receivables, previously written-off, and the completion of certain projects during the second quarter of 1994, for which cost overruns had been charged in prior periods. These increases were partially offset by a decrease in outside legal and professional fees and an increase in amounts capitalized, principally associated with the internal development of the Company's life insurance CYBERLife client/server software system. Also included in other operating costs and expenses is a credit of approximately $1.0 million related to the amendment of a professional services contract.

  Litigation settlement and expenses, net for the six months ended
June 30, 1995, amounted to $6.2 million. The Company, as of June 30, 1995, has provided for $7.9 million in estimated litigation costs arising from two lawsuits to which the Company is both a defendant and counter-claimant. The costs provided for include, but are not limited to, fees paid or anticipated to be paid to external counsel and other costs related to the Company's defense and claims regarding these matters (see Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended June 30, 1995). On March 20, 1995, the Company and its Directors' and Officers' Liability Insurance Carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million, in the first quarter of 1995, in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling the securities class action which were recorded in the fourth quarter of 1994 (see Note 1 of Notes to Consolidated Financial Statements and Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on
Form 10-K for the year ended December 31, 1994).

  On June 30, 1995, the Company completed the sale of its Health
Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expense and other accrued costs the
Company recorded a pre-tax gain of $8.1 million.

  In June 1995, the Company reduced certain of its restructuring reserves by $.4 million for the balances remaining, as of June 30,
1995, as a result of completing certain restructuring activities for its life and health insurance businesses. At June 30, 1994, the Company, as a result of new events occurring, changed its estimates and reduced its restructuring reserves by $1.7 million, which were established at June 30, 1993 for employee severance and outplacement costs in connection with the downsizing of its health staff.

Operating Income

  Operating income, after the effects of the gain from the sale of the Health Division and special charges, was $35.4 million for the six months ended June 30, 1995, compared with $21.5 million for the corresponding period in 1994. The Company recorded a gain from the sale of the Company's Health Division of approximately $ 8.1 million (see Note 4 of Notes to the Consolidated Financial Statements). Special charges aggregating $5.9 million for the six months ended June 30, 1995 relate to litigation settlement and other legal expenses, net ($6.2 million) and impairment and restructuring credits ($.3 million). Special charges for the six months ended June 30, 1994 of $1.7 million relate to impairment and restructuring credits (see Costs and Expenses).

  Operating income, excluding the gain and special charges, was $33.3 million for the six months ended June 30, 1995, compared with
$19.8 million for the corresponding period in 1994. Operating income, excluding the gain and special charges, as a percentage of revenues increased to 12.5% for the first six months of 1995 from 8.2% for the comparable quarter in 1994. The increase in operating income, excluding the gain and special charges (68%), results principally from an increase in professional and outsourcing services revenues provided under new and existing contracts principally with property and casualty insurance companies and residual markets, partially offset by a decrease in health services revenues of $6.5 million, and an increase in initial license revenues of $7.4 million from both property and casualty and life insurers.

  A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter-to-quarter and period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control (see table above).

  Investment income decreased $2.7 million as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of Creative Group Holdings, Limited ($19.9 million) in December 1994, the repurchase in May 1994 of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million), the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market
($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of
1994.

  As part of the Company's repurchase of 2,278,537 of the
3,797,561
shares of its common stock held by IBM, at a price of $24.77 per share, the Company liquidated a portion of its marketable securities. The Company incurred a loss on the sale of securities of approximately $.8 million related directly to the repurchase during May 1994.

  Interest expense and other charges decreased $.2 million for the six months ended June 30, 1994 compared to the corresponding period in 1993, principally as a result of the repayment of long-term debt associated with business acquisitions.

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.8% and 37.4% for the six months ended June 30, 1995 and 1994, respectively. The effective rate for 1995 was significantly lower due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division (see Notes 4 and 5 of Notes to Consolidated Financial Statements).

                     LIQUIDITY AND CAPITAL RESOURCES


                                        June 30,     December 31,
                                          1995           1994
Cash and equivalents, marketable         (Dollars in Millions)
  securities, and investments.......... $ 37.8         $ 34.3
Current assets.........................  174.1          167.7
Current liabilities....................   74.3           76.8
Working capital........................   99.8           90.9
Long-term debt.........................    -              4.2

                                       Six-months     Six-months
                                         ended          ended
                                        June 30,       June 30,
                                          1995           1994
                                         (Dollars in Millions)
Cash provided by operations............ $ 52.7         $ 47.3
Cash (used for) provided by
  investing activities.................  (38.9)          13.1
Cash used for financing activities.....   (7.0)         (61.2)


  The Company's financial condition remained strong at June 30, 1995. The increase in cash and equivalents, marketable securities and investments compared to December 31, 1994 is due principally to cash flows generated by operations. The $8.9 million increase (9.8%) in working capital is principally due to a $6.7 million increase in cash and a $8.6 million reduction in accounts payable and long-term debt.

  Net cash provided by operations increased $5.4 million (11.4%) for the six months ended June 30, 1995 compared to the corresponding period for 1994. This increase is principally the result of higher net income for the six months ended June 30, 1995 compared to the corresponding period of 1994, and a $5.6 million increase associated with reductions in accrued restructuring and lease termination costs from the 1994 period to the 1995 period. These increases were offset in part by the increase in accounts receivable of $2.7 million during the six months ended June 30, 1995 compared to a decrease of $7.3 million for the same period of
1994. During the six months ended June 30, 1995, the Company reduced its liabilities for accrued restructuring charges by $2.0 million ($2.9 million in cash outlays, less $.5 million in non-cash discount amortization, and $.4 million associated with an increased estimate of lease termination costs) for lease terminations, and $1.2 million in cash outlays for employee severance and outplacement costs.

  Net cash used for investing activities increased $52.0 million. During the first six months of 1994, as part of the Company's repurchase of 2.3 million shares of its common stock, the Company liquidated a portion of its marketable securities and had net positive cash flow from marketable securities sales/purchasing activity of $38.8 million. The Company did not repurchase any of its outstanding common shares during the six months ended June 30,
1995, and had no significant sales/purchases of securities during this period. Additionally, the Company expended $10 million to acquire a significant outsourcing contract, which is expected to have minimum contractual processing revenues in excess of $60 million over the next ten years, resulting in an increase in cash used for investing activities.

  Net cash used for financing activities decreased $54.2 million during the six months ended June 30, 1995 compared to the corresponding period in 1994, due principally to the Company's not repurchasing any of its outstanding common stock during the 1995 period, which it did in the corresponding period in 1994.

  During the six months ended June 30, 1995, the Company utilized its $30 million line of credit for certain short-term operating needs and general corporate purposes (see discussion of significant terms in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994). The average daily balance carried during the period was $6.2 million and the highest balance carried during the period was $14.8 million. At June 30, 1995, there were no amounts outstanding under this line of credit, and it has been the Company's practice to regularly liquidate any outstanding balance.

  On August 11, 1995 the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions. These lines of credit may be used for general corporate purposes (see Note 3 of Notes to Consolidated Financial Statements).

  Significant expenditures anticipated for the remainder of 1995, excluding any possible business and/or contract acquisitions and stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($5.0 million) and costs relating to the internal development of software systems ($20.0 million).

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

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION

Item 1. Legal Proceedings

  The Company is involved in lawsuits with Security Life of Denver
Insurance Company and with the California State Automobile Inter-Insurance Bureau and the California State Automobile Association (see Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31,
1995). The Company was informed by its insurer that based upon the allegations raised in these two lawsuits, the insurer does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company determined it was probable the Company would incur litigation expenses for certain actual expenses previously incurred and for estimated future litigation expenses arising from these matters through their conclusion, over the next twelve months, of $7.9 million, which estimate is based upon the Company's prior experience in these matters.

Items 2, 3, 4, and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

  Exhibits required to be filed with this Quarterly Report on Form
10-Q are listed in the following Exhibit Index.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




BY (SIGNATURE)                   /s/ Timothy V. Williams
                                     Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)
DATE                                 August 14, 1995