Form 10-Q
period 1995-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1995-11-14
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995    Commission file number 0-10175



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

  19,435,697 Common shares, $.01 par value, as of November 13, 1995


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three and nine months ended September 30,
            1995 and 1994..................................... 3

          Consolidated Balance Sheets as of
            September 30, 1995 and December 31, 1994.......... 4

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................10


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................27

  Item 6. Exhibits and Reports on Form 8-K....................27

Signatures....................................................28



                                 PART I
                    FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                        1995      1994       1995      1994
                                          (Unaudited)          (Unaudited)
                                        (In Thousands, Except Per Share Data)

Revenues:
  Licensing.......................... $ 24,518  $ 27,027   $ 72,798  $ 67,018
  Services...........................  106,704    99,966    325,346   300,658
                                       131,222   126,993    398,144   367,676

Costs and Expenses:
  Employee compensation & benefits...   47,622    43,656    143,067   133,498
  Computer and communications
    expenses.........................    7,562     6,412     22,714    18,819
  Information services and
    data acquisition costs...........   26,806    33,039     88,173   100,865
  Depreciation and amortization......   15,418    15,054     44,985    45,184
  Other operating costs & expenses...   16,690    15,952     48,826    36,658
  Litigation settlement and
    expenses, net....................      -         -        6,216       -
  Gain on sale of Health business
    and related assets...............      -         -       (8,116)      -
  Impairment and restructuring
    charges (credits), net...........        6    (1,746)      (240)   (3,461)
                                       114,104   112,367    345,625   331,563

Operating income ....................   17,118    14,626     52,519    36,113

Other Income and Expenses:
  Investment income..................      654     1,282      1,612     4,954
  Loss on sale of marketable
    securities.......................      -      (1,010)       -      (1,829)
  Interest expense and other
    charges..........................     (658)     (605)    (2,176)   (2,324)
                                            (4)     (333)      (564)      801

Income before income taxes...........   17,114    14,293     51,955    36,914

Income taxes.........................    5,520     4,570     16,951    13,025

Net income........................... $ 11,594  $  9,723   $ 35,004  $ 23,889

Net income per share................. $    .60  $    .49   $   1.81  $   1.12

Weighted average number of shares....   19,401    19,975     19,376    21,360


See accompanying notes.




                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)     (Audited)
                                                        September 30,  December 31,
                                                            1995          1994
                                                             (In Thousands,
                                                           Except Share Data)

Assets
Current assets:
  Cash and equivalents................................... $ 56,377      $ 17,686
  Marketable securities..................................    7,415        11,051
  Receivables, net of allowance for uncollectible
     amounts of $1,133 ($1,024 at 1994)..................   95,083        90,474
  Income tax receivable..................................   26,539        31,072
  Deferred income taxes..................................    4,848         6,644
  Other..................................................   14,305        10,798
     Total current assets................................  204,567       167,725

Property and equipment, at cost less accumulated
     depreciation and amortization of $111,794
     ($125,601 at 1994)..................................  132,489       136,503
Receivables..............................................      617           500
Goodwill and other intangibles, net......................   82,112        77,763
Capitalized software costs, net..........................  134,482       118,621
Deferred income taxes....................................   12,976        12,453
Investments..............................................    5,121         5,567
Other....................................................    5,077         4,899
        Total assets..................................... $577,441      $524,031

Liabilities
Current liabilities:
  Accounts payable and accrued expenses.................. $ 44,030      $ 50,231
  Accrued restructuring charges..........................    5,845         5,648
  Accrued contract termination costs.....................      943         1,819
  Current portion of long-term debt......................    1,706         4,734
  Income taxes payable...................................    3,123         2,279
  Unearned revenues......................................    9,054        11,930
  Other..................................................       86           215
     Total current liabilities...........................   64,787        76,856

Long-term debt...........................................   27,923         4,162
Deferred income taxes....................................   62,738        54,671
Accrued restructuring charges............................    5,804        10,796
Other....................................................    1,536           624
     Total liabilities...................................  162,788       147,109

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -              -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 19,430,666 shares issued and
   outstanding (19,362,984 at December 31, 1994).........      194           194
Additional paid-in capital...............................  173,186       170,323
Retained earnings........................................  241,978       206,974
Unrealized holding loss on marketable securities.........      (15)         (118)
Foreign currency translation adjustment..................     (690)         (451)
     Total stockholders' equity..........................  414,653       376,922
        Total liabilities and stockholders' equity....... $577,441      $524,031


See accompanying notes.




                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Nine Months
                                                     Ended September 30,
                                                      1995        1994
                                                      (In Thousands)

Operating Activities
  Net income......................................  $ 35,004   $ 23,889
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................    44,985     45,184
    Deferred income taxes.........................     8,790      2,560
    Loss on sale of marketable securities.........       -        1,829
    Provision for uncollectible accounts..........       262        730
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (4,795)   (10,436)
    Receivables...................................    (4,988)    (5,295)
    Income taxes receivable.......................     4,533        427
    Accounts payable and accrued expenses.........    (6,201)    (2,535)
    Income taxes payable..........................     1,394        -
  Other, net......................................    (8,300)       377
       Cash provided by operations................    70,684     56,730

Investing Activities
  Proceeds from sales/maturities of marketable
   securities.....................................     7,778    225,840
  Purchases of marketable securities..............    (3,694)  (153,033)
  Acquisition of property and equipment...........   (17,579)   (14,514)
  Capitalized internal software development
   costs..........................................   (32,621)   (25,914)
  Purchased software..............................      (250)      (418)
  Proceeds from disposal of property and
   equipment......................................       827       (437)
  Contract acquisition costs......................   (10,000)       -
       Cash (used) provided by investing
         activities...............................   (55,539)    31,524

Financing Activities
  Payments on long-term debt......................    (6,945)    (4,599)
  Proceeds from borrowing under credit facility...    27,678        -
  Issuance of common stock under stock
   option plans...................................     2,863        -
  Repurchase of common stock......................       -      (89,551)
       Cash provided (used) by financing
         activities...............................    23,596    (94,150)

Effect of exchange rate changes on cash...........       (50)    (1,073)
Net increase (decrease) in cash and
  equivalents.....................................    38,691     (6,969)
Cash and equivalents at beginning of period.......    17,686     24,122
Cash and equivalents at end of period.............  $ 56,377   $ 17,153

Supplemental Information
  Interest paid...................................     1,555      1,719
  Income taxes paid...............................     1,456     10,126


See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995


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

  On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data processing and other professional services as required. The minimum contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company incurred costs of $10 million related to this agreement in the second quarter of 1995 ($5 million in the fourth quarter of 1994), which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement.

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

  The Company is involved in two lawsuits alleging, among other things, breach of a life insurance joint development contract and breach of a contract concerning an early version of its Series III property and casualty software. The Company believes it has meritorious defenses, is vigorously defending its position in these matters and is pursuing counterclaims against the plaintiffs (see
Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31, 1995). The Company was informed by its insurer that based upon the allegations raised in these two lawsuits, the insurer does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company determined it was probable the Company would incur litigation expenses for certain actual expenses previously incurred and for estimated future litigation expenses arising from these matters through their conclusion, over the next twelve months, of $7.9 million, which estimate was provided for as of June 30, 1995 based upon the Company's prior experience in these matters.

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

  The Company established reserves of $2.0 million at December 31, 1994, in connection with the acquisition of Creative Group Holdings, Limited (Creative), to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom and relocation and severance costs associated with consolidating its existing operations (see Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).


NOTE 3. CREDIT AGREEMENT

  On August 11, 1995, the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions for general corporate purposes. The first $100 million facility bears a term of 364 days. The second $100 million facility bears a term of 3 years. Borrowings under the facilities bear interest payable at rates based upon the Morgan Guaranty Trust Company's Prime Rate, the Federal Funds Rate, the London Interbank Offering Rate or the yield on certain certificates of deposit as appropriate, plus a spread above certain of these rates. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth.


NOTE 4. CERTAIN TRANSACTIONS

  On June 30, 1995, the Company sold its Health Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expenses of $.5 million, the net book value of assets sold of $.5 million, liabilities resulting from the sale, including severance liabilities for certain employees and other reserves of $1.5 million, and the present value of a sublease executed by the purchaser for certain office space of $1.3 million, the Company recorded at June 30, 1995 a pre-tax gain of $8.1 million, which is included under "Costs and Expenses" in the Consolidated Statement of Income for the nine months ended September 30, 1995 (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

  On September 13, 1995, the Company signed a letter of intent to purchase 100% of the share capital of SOCS Groupe, a Paris, France-based software and services company (SOCS), subject to due diligence, execution of a definitive agreement and appropriate legal authorizations. SOCS is a provider of application development tools, life insurance solutions and professional services principally for European insurance companies. The acquisition is expected to be completed during the fourth quarter of 1995.

  On October 1, 1995, the Company acquired micado Beteiligungs und Vurwalttungs GmbH (micado), a software and services provider to German insurance and financial services companies, for approximately $24.9 million in cash and the settlement of approximately $6.0 million in debt. Under the terms of the purchase agreement, payment of approximately $6.2 million of the purchase price has been deferred and is payable at certain intervals over the year subsequent to the date of acquisition. The acquisition will be accounted for under the purchase method.


NOTE 5.  INCOME TAXES

  The Company's effective tax rate for the third quarter of 1995 was 32.3% compared with 32.0% for the third quarter of 1994. The Company's annual effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.6% and 35.3% for the nine months ended September 30, 1995 and 1994, respectively. The effective rate for 1995 is lower due principally to the higher tax basis than book basis of the assets divested relating to the sale of the Company's Health Insurance Systems Division (see Note 4 above).

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

                           RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                    1995   vs   1994
                                                                    Percent Increase
                                                                        (Decrease)
                              Percentage           Percentage         Three     Nine
                             of Revenues          of Revenues        Months    Months
                             Three Months         Nine Months         Ended     Ended
                          Ended September 30,  Ended September 30,     September 30,
Revenues:                    1995      1994       1995      1994
Licensing..................  18.7      21.3       18.3      18.2       (9.3)     8.6
Services...................  81.3      78.7       81.7      81.8        6.7      8.2
                            100.0     100.0      100.0     100.0        3.3      8.3
Costs and Expenses:
Employee compensation
 and benefits..............  36.3      34.4       35.9      36.3        9.1      7.2
Computer & communication
 expenses..................   5.8       5.0        5.7       5.1       17.9     20.7
Information services & data
 acquisition costs.........  20.4      26.0       22.1      27.4      (18.9)   (12.6)
Depreciation and
 amortization..............  11.7      11.9       11.3      12.3        2.4      (.4)
Other operating costs
 and expenses..............  12.8      12.5       12.3      10.0        4.6     33.2
Litigation settlement and
 expenses, net.............     -         -        1.6         -          -   (100.0)
Gain on sale of Health
 business and related
 assets....................     -         -       (2.0)        -          -    100.0
Impairment and restructuring
 charges (credits), net....     -      (1.3)       (.1)      (.9)    (100.3)   (93.1)
                             87.0      88.5       86.8      90.2        1.5      4.2

Operating income...........  13.0      11.5       13.1       9.8       17.0     45.4
Other income and expenses..     -       (.3)       (.1)       .2      (98.8)  (170.4)
Income before income
    taxes..................  13.0      11.2       13.0      10.0       19.7     40.7

Income taxes...............   4.2       3.6        4.2       3.5       20.8     30.1

Net income.................   8.8       7.6        8.8       6.5       19.2     46.5


  The Company's revenues are generated principally by licensing standardized insurance software systems and providing automation and administrative support and information services to the worldwide insurance industry. Licensing revenues are provided for under the terms of nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. Services revenues are derived from professional support services, which include implementation and integration assistance, consulting and education services, information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administration support and automated information services through the Company's worldwide telecommunications network using the Company's database products.


THREE MONTHS COMPARISON

        A comparison of revenues for each line of business and geographic market for the periods presented is as follows:

                                    Three Months
                                 Ended September 30,
                                    1995     1994
   Line of Business             (Dollars in Millions)
Property & Casualty....           $ 96.0   $ 88.2
Life...................             35.2     29.8
Health.................               *       8.9

   Geographic Market
United States..........           $ 98.7   $110.7
International..........             32.5     16.2


*Health Division divested June 30, 1995.


Revenues


                                Three                 Three
                             Months Ended          Months Ended
  Licensing                September 30,1995     September 30,1994    Change
                                  (Dollars in Millions)
Initial charges................ $11.3                 $ 14.3          (21.0)%
Monthly charges................  13.2                   12.7            3.9 %
                                $24.5                  $27.0           (9.3)%

Percentage of revenues.........  18.7%                  21.3%


<PAGE 12>

  Initial license revenues for the three months ended September 30, 1995 decreased $3.0 million (21.0%) compared to the corresponding period in 1994. The decrease is principally the result of a $3.5 million decrease in health insurance license activity (see Note 4 of Notes to Consolidated Financial Statements). Although property and casualty licensing activity increased $.7 million (9.3%) for the three months comparison, there were significant fluctuations in both the domestic and international property and casualty markets. Initial license revenues in the international market increased $4.8 million, while domestic initial licensing revenue decreased $4.1 million. The increase in international licensing activity resulted principally from the execution of a large Series III license agreement in Europe and from licensing activity of the Creative Group Holdings, Limited, which was acquired by the Company in December 1994. The variance in initial license revenues between quarters for both the domestic and international property and casualty insurance markets continues to reflect the timing of customers' decisions to enter into large license agreements (see table below).

  Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the preceding six quarters expressed as a percentage of total revenues for each of the periods presented:


                                  1995                        1994
                         Third   Second    First    Fourth    Third   Second
                        Quarter  Quarter  Quarter   Quarter  Quarter  Quarter
                                         (Dollars in Millions)

 Property and Casualty
Initial license
  revenues.............  $ 8.1    $ 7.3    $ 8.0     $ 5.6    $ 7.4    $ 6.4
Total revenues.........    6.2%     5.5%     6.0%      4.5%     5.8%     5.2%

         Life
Initial license
  revenues.............  $ 3.2    $ 2.1    $ 3.7     $ 1.6    $ 3.4    $ 3.6
Total revenues.........    2.4%     1.6%     2.8%      1.3%     2.7%     2.8%

        Health
Initial license
  revenues.............     *     $  .1    $  .2     $ 2.5    $ 3.5    $  .4
Total revenues.........     *        -        .1%      2.0%     2.8%      .3%

       Combined
Initial license
  revenues.............  $11.3    $ 9.5    $11.9     $ 9.7    $14.3    $10.4
Total revenues.........    8.6%     7.1%     8.9%      7.8%    11.3%     8.4%


*Health Division divested June 30, 1995.


  Revenues from continuing monthly license charges ("MLC") for Maintenance, Enhancements and Services Availability ("MESA") remained relatively unchanged for the third quarter of 1995 compared to the corresponding quarter of 1994.


                                 Three              Three
                              Months Ended       Months Ended
  Services                 September 30,1995  September 30,1994      Change
                                           (Dollars In Millions)
Professional and outsourcing... $ 64.7            $ 51.6             25.4 %
Information....................   41.6              47.8            (13.0)%
Other..........................     .4                .6            (33.3)%
                                $106.7            $100.0              6.7 %

Percentage of revenues.........   81.3%             78.7%


  Professional and outsourcing services revenues for the three months ended September 30, 1995 compared to the same period in 1994 increased $13.1 million (25.4%). This increase is principally related to services from both new and existing contracts amounting to $13.8 million for property and casualty insurance business and $4.2 million for life insurance business, and was partially offset by the decrease in revenues from the health insurance market of $4.9 million (see Note 4 of Notes to Consolidated Financial Statements). The increase in the property and casualty business resulted principally from the acquisition of Creative at December 31, 1994, new services contracts in the European and Asia/Pacific regions and an increase in volume related to the governmental and residual markets for total policy management outsourcing services and new and existing professional and outsourcing services contracts. Services in the life insurance market increased principally as a result of a new large outsourcing agreement and a new agreement for total policy administration. These increases were offset by a $4.9 million decrease in health insurance professional services (see Note 4 of Notes to Consolidated Financial Statements).

  Revenues from information services were $41.6 million for the third quarter in 1995 compared with $47.8 million for the corresponding quarter in 1994. This $6.2 million decrease (13.0%) is principally attributable to a decline in revenue associated with the Company's domestic property and casualty automobile and risk information services business of $6.5 million. This decline relates principally to significant changes in the property and casualty insurance industry, as described more fully in Item 7 of
Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The decrease in the property and casualty information services business was partially offset by a $.3 million increase in life information services revenues.

Costs and Expenses

  Employee compensation and benefits increased $4.0 million (9.1%) for the third quarter of 1995 compared to the corresponding quarter in 1994, principally as a result of increased salaries and related costs associated with the acquisition of Creative in December 1994, and increased costs associated with the growth in staffing for additional outsourcing and professional services activities. These increases were partially offset by a decrease in the Company's provision for performance bonus expense, the decreased use of temporary help, and a reduction in compensation and other benefits related to the sale of the Health Insurance Systems Division on June 30, 1995 (see Note 4 of Notes to Consolidated Financial Statements).

  The increase in computer and communications expense was due principally to expenses for certain operating system management software products (see Note 1 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

  The decrease in information services and data acquisition costs is principally attributable to a continued decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and risk information services business (see Revenues).

  Although depreciation and amortization expense remained relatively unchanged for the three months ended September 30, 1995 compared to the same period in 1994, amortization of internally developed software costs increased $1.7 million, due principally to amortization associated with a new release of the Company's property and casualty insurance Series III client/server software system and the initial release of its life insurance CYBERLife client/server software system, both of which became generally available during the first quarter of 1995. These increases were offset by a $1.0 million decrease in amortization charges resulting from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994) and lower depreciation charges due to certain retirements of data processing equipment.

  Other operating costs and expenses for the third quarter of 1995 increased $.7 million (4.6%) compared to the same period in 1994. This increase relates principally to additional costs relating to outside consultants and independent contractors resulting from increased professional services activities and the acquisition of Creative at December 31, 1994, as well as additional costs associated with increased total policy management outsourcing services activities (see Revenues). These increases were offset in part by amounts capitalized, which relate principally to the internal development of the Company's property and casualty and life insurance client/server software systems, and by progress made towards the completion of certain contract obligations, for which provisions were made during the third quarter of 1994.

  During the third quarter of 1994, the Company recorded a $1.8 million credit associated with the termination of a lease at amounts less than those previously provided for in certain restructuring reserves associated with the planned abandonment of certain leased office facilities related to its health insurance services business (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).


Operating Income

  Operating income was $17.1 million for the three months ended September 30, 1995, compared with $14.6 million for the corresponding period in 1994, representing a 17.1% increase, after the effect of impairment and restructuring credits (see Costs and Expenses) for the three months ended September 30, 1994. Operating income, excluding the credits for the third quarter of 1994 increased 32.9% and as a percentage of revenues increased to 13.0% for the third quarter of 1995 from 10.1% for the comparable quarter in 1994. The increase in operating income (28.7%), excluding the restructuring credits, results principally from the increase in professional and outsourcing services revenues provided under new and existing contracts with property and casualty insurance companies and residual markets of $13.8 million and an increase in new professional and outsourcing services revenues from life insurers of $4.2 million (see Revenues).

  Professional and outsourcing services revenues increased 21.4%, as a percentage of income to 49.3% for the third quarter of 1995, compared to 40.6% for the same quarter of 1994. The property and casualty information services business continued to produce an operating loss, however slightly less than that experienced in the second quarter of 1995. The property and casualty information services business has continued to decline as a percentage of total revenues from 26.2% for the third quarter of 1994 to 20.4% for the same quarter of 1995.

  Because professional and outsourcing services activities for both the property and casualty and life businesses generally produce higher margins than property and casualty information services activities, the change in the Company's revenue mix had the effect of enhancing the Company's operating margin.

  Licensing revenues decreased as a percentage of total revenues to 18.7% for the third quarter in 1995 compared to 21.3% for the same quarter in 1994, partially offsetting the effect of the services revenue mix. Excluding the effect of $3.8 million in licensing revenues from the Company's Health Division for the third quarter of 1994, licensing revenues as a percentage of revenues would have remained relatively unchanged. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control (see table above).

Other Income and Expense

  Investment income decreased $.6 million (48.9%) as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of Creative ($19.9 million) in December 1994, the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market ($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of 1994.

  As part of the Company's open market repurchase of its common stock, the Company liquidated a portion of its marketable securities portfolio and incurred a loss on the sale of securities of approximately $1.0 million, related directly to this liquidation in the third quarter of 1994.

Income Taxes

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 32.3% and 32.0% for the three months ended September 30, 1995 and 1994, respectively. The effective tax rate for the three months ended September 30, 1995 is lower than statutory rates due principally to the higher tax basis than book basis of the assets divested relating to the sale of the Company's Health Insurance Systems Division during the second quarter of 1995 (see Notes 4 and 5 of Notes to Consolidated Financial Statements). The effective tax rate for the three months ended September 30, 1994 was lower than statutory rates principally as a result of a reduction in state income taxes, which are based on gross income and capital of the Company.

NINE MONTHS COMPARISON

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:

                              Nine Months
                          Ended September 30,
                             1995    1994
                         (Dollars in Millions)
   Line of Business
Property & Casualty...     $288.0  $256.0
Life..................      101.9    86.9
Health................        7.9*   24.7

  Geographic Market
United States.........     $306.3  $317.2
International.........       91.8    50.4

*Health Division divested June 30, 1995.


Revenues


                                    Nine                Nine
                                 Months Ended        Months Ended
  Licensing                   September 30,1995   September 30,1994    Change
                                    (Dollars in Millions)
Initial charges...................  $32.7               $28.3           15.5%
Monthly charges...................   40.1                38.7            3.6%
                                    $72.8               $67.0            8.7%

Percentage of revenues............   18.3%               18.2%


  Initial license revenues for the nine months ended September 30, 1995 increased $4.4 million (15.5%) due principally to an increase in property and casualty insurance licensing activity of $8.0 million. This increase is the result of a $9.3 million increase in international licensing activity, resulting principally from the execution of a large Series III license agreement in Europe and licensing activity of Creative, acquired at December 31, 1994.
(see table below). Property and casualty insurance licensing revenues for the nine months ended September 30, 1995 include $3.3 million relating to a distribution agreement, and $1.5 million relating to an exclusive marketing arrangement, both with AT&T Global Information Solutions (AT&T Global). During the nine months ended September 30, 1994, the Company recognized licensing revenues of $3.0 million from AT&T Global. The increase in property and casualty initial license revenues was offset in part by a $3.9 million decrease in health insurance initial licensing revenue (see
Note 4 of Notes to Consolidated Financial Statements).

  Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of initial license revenues for the nine months ended September 30, 1995 and 1994, expressed as a percentage of total revenues for each of the periods presented:

                        Nine Months Ended     Nine Months Ended
                        September 30, 1995    September 30, 1994
                                 (Dollars in Millions)
 Property and Casualty
Initial license
  revenues.............       $23.4                $15.4
Total revenues.........         5.9%                 4.2%

         Life
Initial license
  revenues.............       $ 9.0                $ 8.6
Total revenues.........         2.3%                 2.3%

        Health
Initial license
  revenues.............       $  .3                $ 4.3
Total revenues.........          *                   1.2%

       Combined
Initial license
  revenues.............       $32.7                $28.3
Total revenues.........         8.2%                 7.7%

*Health Division divested June 30, 1995.

  Revenues from continuing monthly license charges ("MLC") for Maintenance, Enhancements and Services Availability ("MESA") remained relatively unchanged for the nine months ended September
30, 1995, compared to the corresponding period in 1994.



                                 Nine                Nine
                              Months Ended        Months Ended
  Services                 September 30,1995   September 30,1994     Change
                                        (Dollars in Millions)
Professional and outsourcing... $191.3               $153.2           24.9 %
Information....................  132.6                146.1           (9.2)%
Other..........................    1.4                  1.4             -
                                $325.3               $300.7            8.2 %

Percentage of revenues.........   81.7%                81.8%


  Professional and outsourcing services revenues for the nine months ended September 30, 1995 increased $38.1 million (24.9%) compared to the same period in 1994. This increase was principally related to services from both new and existing contracts amounting to $39.9 million for property and casualty insurance business and $9.8 million for life insurance business, and was partially offset by the decrease in revenues from the health insurance market of

$11.4 million (see Note 4 of Notes to Consolidated Financial Statements). The increase in property and casualty business was the result of increased services in both the domestic and international markets. The increase in the domestic market was the result of an $11.1 million increase in volume related to new and existing professional and outsourcing services contracts and a $9.5 million increase in volume related to the governmental and residual markets for total policy management outsourcing services, while the increase in the international market of $19.3 million was principally due to the acquisition of Creative at December 31, 1994, and new services contracts in the European, Canadian and Asia-Pacific regions. The increase in life insurance business is principally the result of volume increases relating to both new and existing outsourcing contracts and a new agreement for total policy administration services in the domestic market, and to an increase in the volume of professional and outsourcing services related to new contracts in Europe.

  Information services revenues decreased $13.5 million (9.2%) from the 1994 period to the 1995 period, due principally to a $15.2 million decrease in revenues related to the Company's domestic property and casualty automobile and risk information services business. This decrease is principally the result of significant changes in the property and casualty insurance industry as described more fully in Item 7 of Part II and Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The decrease in revenues associated with the property and casualty information services business was partially offset by a $1.9 million (4.4%) increase in life information services revenues (principally attending physician statements and medical history reports).

Costs and Expenses

  Employee compensation and benefits for the nine months ended September 30, 1995, compared to the same period in 1994, increased $9.6 million (7.2%) principally as a result of increased salaries and related costs of Creative, acquired at December 31, 1994, and increased costs associated with the growth in staffing for additional professional and outsourcing services activities. These increases were offset in part by the decrease in compensation and other benefits related to the Company's sale of its Health Insurance Systems Division on June 30, 1995 (see Note 4 of Notes to Consolidated Financial Statements) and decreased use of temporary employees.

  Computer and communications expense increased $3.9 million, due principally to expenses for certain operating system management software products utilized in the Company's worldwide data center operations (see Note 1 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international operations and additions of new outsourcing business.

  The $12.7 million decrease in information services and data acquisition costs is principally related to a continued decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and information services business (see Revenues).

  Although depreciation and amortization expense remained relatively unchanged for the nine months ended September 30, 1995 compared to the same period in 1994, amortization of internally developed software costs increased $3.6 million, due principally to amortization associated with a new release of the Company's property and casualty insurance Series III client/server software system and the initial release of its life insurance CYBERLife client/server software system, both of which became generally available during the first quarter of 1995. These increases were offset by a $2.8 million decrease in amortization charges resulting principally from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994) and $1.1 million in lower depreciation charges due principally to certain retirements of data processing equipment.

  Other operating costs and expenses increased $12.2 million (33.2%) principally due to an increase in the Company's use of outside consultants and independent contractors relating to increased professional services activities and costs of Creative, acquired at December 31, 1994. Additionally, the Company experienced increased operating costs associated with additional total policy management outsourcing services activity (see Revenues). These increases were offset in part by an increase in amounts capitalized, which relate principally to the internal development of the Company's property and casualty and life insurance client/server software systems, by a decrease in general legal costs and by decreased commissions paid to third parties.

  The Company, as of September 30, 1995, provided for $7.9 million in estimated litigation costs arising from two lawsuits to which the Company is both a defendant and counter-claimant. The costs provided for include, but are not limited to, fees paid or anticipated to be paid to external counsel and other costs related to the Company's defense and claims regarding these matters (see
Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended September 30, 1995). On March 20, 1995, the Company and its Directors' and Officers' Liability Insurance Carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million, in the first quarter of 1995, in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling the securities class action which were recorded in the fourth quarter of 1994 (see Note 1 of Notes to Consolidated Financial Statements and Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  On June 30, 1995, the Company completed the sale of its Health Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expense and other accrued costs, the Company recorded a pre-tax gain of $8.1 million (see Note 4 of Notes to Consolidated Financial Statements).

  In June 1995, the Company reduced certain of its restructuring reserves by $.4 million for the balances remaining, as of June 30, 1995, as a result of completing certain restructuring activities for its life and health insurance businesses.

  During June 1994, the Company, as a result of new events occurring, changed its estimates and reduced its restructuring reserves by $1.7 million, which were established at June 30, 1993 for employee severance and outplacement costs in connection with the downsizing of its health insurance services staff. During September 1994, the Company recorded a $1.8 million credit resulting from the termination of a lease at amounts less than those previously provided for in certain restructuring reserves associated with the planned abandonment of certain leased office facilities related to its health insurance services business (see
Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Operating Income

  Operating income, after the effects of the gain from the sale of the Health Division and special charges, was $52.5 million for the nine months ended September 30, 1995, compared with $36.1 million for the corresponding period in 1994. The Company on June 30, 1995 recorded a gain from the sale of the Company's Health Division of approximately $8.1 million (see Note 4 of Notes to Consolidated Financial Statements). Special charges aggregating $6.0 million for the nine months ended September 30, 1995 relate to litigation settlement and other legal expenses, net ($6.2 million) and impairment and restructuring credits ($.2 million). Special charges for the nine months ended September 30, 1994 of $3.5 million relate to impairment and restructuring credits (see Costs and Expenses).

  Operating income, excluding the gain and special charges, was $50.4 million for the nine months ended September 30, 1995, compared with $32.7 million for the corresponding period in 1994.

Operating income, excluding the gain and special charges, as a percentage of revenues increased to 12.7% for the first nine months of 1995 from 8.9% for the comparable period in 1994. The increase in operating income, excluding the gain and special charges (54.3%), results principally from the increase in professional and outsourcing services revenues provided under new and existing contracts with property and casualty insurance companies and residual markets of $39.9 million, an increase in new professional and outsourcing services revenues from life insurers of $9.8 million and an increase in initial license revenues of $4.4 million from both property and casualty and life insurers (see Revenues).

  Revenues from professional and outsourcing services activities increased, as a percentage of total revenues, from 41.7% for the nine months ended September 30, 1994 to 48.1% for the same period in 1995. The property and casualty information services business continued to produce an operating loss, however, information services revenues, as a percentage of total revenues, decreased from 39.7% for the 1994 period to 33.3% for the 1995 period.

  Licensing revenues, as a percentage of total revenues, remained relatively unchanged, representing 18.3% for the nine months ended September 30, 1995 compared to 18.2% for the same period in 1994. Excluding the effect of licensing revenues from the Company's health division of $.9 million for the nine months ended September 30, 1995 and $6.2 million for the same period of 1994, licensing revenues as a percentage of total revenues increased from 16.8% for the nine month period in 1994 to 18.1% for the same period in 1995. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control (see table above).

Other Income and Expense

  During 1994, the Company made large cash expenditures for the acquisition of Creative ($19.9 million) in December 1994, the repurchase of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million) in May 1994, the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market ($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of 1994. Consequently, the Company maintained a lower level of investable funds during the first nine months of 1995, resulting in a decrease in investment income of $3.3 million.

  As part of the Company's repurchase of its common stock during the first nine months of 1994, the Company liquidated a portion of its marketable securities portfolio and incurred a loss on the sale of securities of approximately $1.8 million related directly to this liquidation.

Income Taxes

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) for the nine months ended September 30, 1995 and 1994, was 32.6% and 35.3%, respectively. The effective rate for 1995 was significantly lower due principally to the higher tax basis than book basis of the assets divested relating to the sale of the Company's Health Insurance Systems Division (see Notes 4 and 5 of Notes to Consolidated Financial Statements).

                     LIQUIDITY AND CAPITAL RESOURCES


                                     September 30,   December 31,
                                         1995           1994
Cash and equivalents, marketable         (Dollars in Millions)
  securities, and investments.........  $ 68.9         $ 34.3
Current assets........................   204.6          167.7
Current liabilities...................    64.8           76.8
Working capital.......................   139.8           90.9
Current portion of long-term debt.....     1.7            4.7
Long-term debt........................    27.9            4.2

                                      Nine months    Nine months
                                         ended          ended
                                     September 30,  September 30,
                                         1995           1994
                                         (Dollars in Millions)
Cash provided by operations...........  $ 70.7         $ 56.7
Cash (used) provided by
  investing activities................   (55.5)          31.5
Cash provided (used) by
  financing activities................    23.6          (94.2)


  The Company's financial condition remained strong at September 30, 1995. The increase in cash and equivalents, marketable securities and investments compared to December 31, 1994 is due principally to cash flows generated by operations, and proceeds from the Company's unsecured credit facilities (discussed below).

  During the nine months ended September 30, 1995, the Company reduced its liabilities for accrued restructuring charges and employee severance and outplacement costs by $4.8 million ($6.4 million in cash outlays, less $.7 in non-cash discount amortization, and $.9 million associated with revised estimates of lease termination and severance costs).

  During the nine months ended September 30, 1994, as part of the Company's repurchase of 3.2 million shares of its common stock for $89.3 million, the Company liquidated a portion of its marketable securities and had net positive cash flow from marketable securities sales/purchasing activity of $72.8 million. The Company did not repurchase any of its outstanding common shares during the nine months ended September 30, 1995, and had no significant sales/purchases of securities during this period. During the second quarter of 1995, the Company expended $10.0 million to acquire a significant outsourcing contract, (see Note 1 of Notes to Consolidated Financial Statements).

  On August 11, 1995 the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions. These lines of credit may be used for general corporate purposes (see Note 3 of Notes to Consolidated Financial Statements). During the third quarter of 1995, the Company utilized these facilities to fund, in part, certain acquisitions anticipated to be completed during the fourth quarter of 1995 (see Note 6 of Notes to Consolidated Financial Statements).

  Significant expenditures anticipated for the remainder of 1995, excluding any possible business and/or contract acquisitions and stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($5.0 million) and costs relating to the internal development of software systems ($13.0 million).

  The Company has historically used the cash generated from operations for the following: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations and cash and investment reserves will be able to meet presently anticipated operating needs; however, the Company may also consider incurring debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.


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

                                  PART II
                             OTHER INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION


Item 1. Legal Proceedings

  The Company is involved in lawsuits with Security Life of Denver Insurance Company and with the California State Automobile Inter-Insurance Bureau and the California State Automobile Association (see Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31,
1995). The Company was informed by its insurer that based upon the allegations raised in these two lawsuits, the insurer does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company determined it was probable the Company would incur litigation expenses for certain actual expenses previously incurred and for estimated future litigation expenses arising from these matters through their conclusion, over the next twelve months, of $7.9 million, which estimate was provided for as of June 30, 1995 based upon the Company's prior experience in these matters.

  See Note 1, "Commitments and Contingencies" of Notes to
Consolidated Financial Statements.

Items 2, 3, 4, and 5 are not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

  There are no exhibits required to be filed with this Quarterly
Report on Form 10-Q.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  November 14, 1995           By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)