Form 10-K
period 1995-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-04-01
CIK 356226

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 1-10557

POLICY MANAGEMENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

     South Carolina                              57-0723125
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)              Identification No.)

     One PMSC Center (P.O. Box Ten)
     Blythewood, S.C. (Columbia, S.C.)           29016 (29202)
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(803) 735-4000

Securities registered pursuant to Section 12(b) of the Act:
          Name of each exchange
         New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $828,522,784 at March 19, 1996 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 19, 1996 was 19,489,871.

DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the registrant's 1996 Proxy Statement in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

The Company

Organization and General Development

Policy Management Systems Corporation ("Company"), a leading provider of standardized insurance software systems and automation, administration and information services to the worldwide insurance industry, is a South Carolina corporation incorporated in 1980.

Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States and Canada. Since that time the Company has expanded geographically into Europe, Australia and Asia, as well as into the life and health insurance markets and the information services market. However, as a result of certain changes in the health insurance market, the Company has ceased doing business in this market and focused principally on the needs of property and casualty and life insurers. The Company has also further expanded its software product and services offerings through client/server computing, strategic alliances, outsourcing and acquisitions, thereby strengthening the Company's ability to serve the global insurance marketplace.

Geographic Expansion

The Company initially determined that developing international customers and marketplaces was essential to becoming a leading provider of insurance solutions and systems to the worldwide insurance industry. The Company opened its Canadian office in 1977, and since that time has expanded operations to include several European countries and the Pacific region. The Company currently has international customers in 30 different countries (see Segment Information).

Beginning in 1993, the Company significantly increased its presence in European markets through certain strategic acquisitions (see Acquisitions). In December 1993, the Company acquired Norwegian-based Vital Data A.S. ("Vital Data"), which provided the Company with an important outsourcing center as well as a development center for the Company's European life systems. In December 1994, the Company acquired London, England based Creative Holdings Group, Limited ("Creative"), which strengthened the Company's position in the European, Australian and Southeast Asian markets by providing the Company with a significant customer base of medium-sized general insurance companies, as well as proven technology already being utilized in these markets. Finally, in October 1995, the Company purchased micado Beteiligungs-und Verwaltungs GmbH ("micado"), a provider of software and services to German insurance and financial services companies, further strengthening the Company's European presence as well as providing the Company with expertise in object-oriented technology.

Client/Server Technology

Prior to 1989, the Company offered insurance software systems to the property and casualty insurance industry designed to run on traditional mainframe, midrange and personal computers. In 1987, the Company began development of an integrated relational database client/server solution for the insurance industry known as Series III. Using relational databases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III provides a flow of information between insurance agents, branch offices and the home office of insurance companies. With the completion of Release 7 in 1995, Series III, with the exception of workers' compensation insurance, is a comprehensive solution for all facets of the property and casualty insurance industry worldwide. The continued development of Series III will incorporate workers' compensation insurance functionality, object-oriented technology and functionality on Microsoft 32-bit operating systems (Windows NT and Windows
95). The Company also continues to provide solutions to the property and casualty insurance industry through its Series II products, an earlier generation of solutions which are traditional mainframe or personal computer products, which have recently been enhanced to accommodate processing dates for the year 2000 and beyond.

The Point System, the Company's midrange solution for the United States and Latin American property and casualty insurance market is being re-engineered to produce client/server capabilities featuring a graphical user interface GUI-based client and application for multiple servers. A re-engineered Point System under development, internally known as Point Open, will utilize object-oriented techniques and will be offered on multiple platforms.

Creative's Insure/90, an AS/400 based product, became part of the Company's general insurance software solution to the European, Australian and Pacific Rim markets. Currently under development is Insure Plus, an enhancement to the Insure/90 product, which will increase functionality and offer client/server capabilities and object-oriented technology.

The Company's acquisition of CYBERTEK Corporation ("CYBERTEK") in August, 1993 (see Acquisitions) provided the Company with the CK/4 Enterprise Solution, an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife, an integration of Cybertek functionality with client/server technology. CyberLife's scalable platform choices include client processes executing on Windows 3.1, Windows 95, Windows NT or OS/2 and will include server processes on IBM Mainframe Hardware, UNIX, OS/2 WARP or Windows NT.

Strategic Alliances

To expand its software product and services offerings, the Company has formed certain strategic alliances. For example, the Company's efforts on Series III development were enhanced by a Development and Marketing Agreement between the Company and International Business Machines Corporation ("IBM"). The Company has also entered into Value-Added Reseller and Industry Remarketer agreements with IBM for the AS/400 business computer system in conjunction with the Company's midrange POINT system.

The Company also supports an open systems strategy, which allows the host-based components of Series III to be portable across other technology platforms. The Company's alliance with NCR Corporation ("NCR"), formerly AT&T Global Information Solutions, in 1994 resulted in the general availability of Series III technology for the full range of scalable UNIX-based platforms provided by NCR (see Product Development).

As part of the open systems initiative, the Company joined Oracle's Business Alliance Program, Sybase's Open Solutions Partners Program and in January 1996, joined Microsoft's Solution Developer Program. As Value-Added Resellers for both Oracle and Sybase, the Company positioned itself for developing its solutions to the insurance industry based on customer demand.

Outsourcing

In 1987, the Company began to place more emphasis on the outsourcing services market for both the private and public sectors, and today provides a full range of outsourcing services. These services range from providing processing for highly regulated lines of business to furnishing complete processing capabilities for all of an insurer's business. The Company has also added complete systems management, systems maintenance, facilities management and processing.

An important sector of the Company's outsourcing business is Total Policy Management ("TPM"). Unlike traditional outsourcing that focuses on information systems, TPM combines automation, information and policy processing to provide the highest level of outsourcing to insurance companies. During 1995, the Company began providing such services to life insurers. These life insurance services, known as CyberSourcing are designed to streamline customer operations and lower customer overhead costs. CyberSourcing includes third-party administration, facilities management and other service offerings.

The Company provides outsourcing services from data centers located in North America, Europe and Australia.

Acquisitions

During 1985, the Company initiated an expansion into the property and casualty information services business to assist insurers in risk selection, pricing and claims adjusting. By 1988, through acquisitions of regional providers of these information services, the Company had developed a nationwide network to provide the full range of information services. These services were further expanded from 1990 through 1994, with the acquisition of companies that provide information services primarily related to the life and health insurance industries.

Between 1986 and 1989, the Company, through business acquisitions, took initial steps towards becoming a major supplier of automation solutions for the life insurance markets. Since then, the Company has continued to expand its product and services offerings and in August 1993, acquired CYBERTEK of Dallas, Texas. CYBERTEK is a leading provider of information management systems and processing solutions designed to meet the needs of the life insurance and financial services industries. The Company is currently enhancing and integrating the business functions of CYBERTEK products with certain components of the Company's Series III industry applications.

In 1993, the Company acquired Vital Data in Bergen, Norway to expand the Company's international growth into the Scandinavian countries of Norway, Finland, Sweden, and Denmark. In 1994, the Company, through its subsidiary PMS Norden, began developing systems for individual life and group and life pensions, and began researching the integration of these systems with Series III for the European market.

To further strengthen its position in Europe and other foreign markets, the Company acquired Creative in December 1994 and micado in October 1995. Creative, headquartered in the United Kingdom with offices in England, Australia, and Southeast Asia, provides services and products to medium-sized general insurance companies. The acquisition of Creative positioned the Company to capitalize on business opportunities throughout Europe, the Pacific Rim, and Australia. Headquartered in Germany, micado provides services and software to German insurance and financial services companies. The acquisition of micado, in addition to expanding the Company's customer base, positions the Company to make significant advances in its existing client/server solutions through the incorporation of object-oriented technology.

Business Strategy

The Company's business strategy is to offer value to customers by structuring long-term relationships and agreements that provide its customers with continuously updated solutions, while providing a high degree of recurring revenues to the Company. During the early stages of the Company's development, a major portion of the Company's revenues was derived from systems licensing activities (43.7% in 1985). As the Company has continued to enhance its position as a provider of a full range of business solutions to the worldwide insurance industry, the portion of the Company's revenues derived from systems licensing activities has declined, representing 19.0% of total revenues in 1995. The remainder of the Company's revenues are derived primarily from outsourcing, professional services and information services activities.

As a result of this strategy, initial license charges, that portion of license charges from systems licensing activities which is generally recognized as revenue upon execution of a license obligation and delivery of the product, have declined, representing 9.1% of total revenues in 1995, compared to 16.4% in 1985.

Segment Information

The Company operates in one business segment, the providing of computer software systems and automation and administration support and information services to the worldwide insurance industry.

The majority of the Company's revenues are generated from products and services provided in the United States, although the Company does have customers in a total of 30 foreign countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United States and foreign countries.

                                   Percent of Revenue
                                 Year Ended December 31,
                                  1995    1994     1993
     United States              76.4%   84.8%    87.1%
     Canada                      4.3%    4.1%     4.3%
     Europe                     13.3%    6.7%     5.5%
     Asia/Pacific                6.0%    4.4%     3.1%

Software Products

The Company offers over 100 business solutions, which include more than 70 application software systems, designed to meet the needs of the property and casualty and life insurance markets.

The Company's primary software systems currently run on midrange and large scale IBM computers or IBM compatible equipment utilizing most IBM operating systems. In addition, a number of systems run on intelligent workstations. The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain Unix platforms, allowing customers the capability of adding cost-effective increments of processing power. Significant efforts are underway to add support for Microsoft's major operating systems (Windows NT and Windows 95) and to incorporate object-oriented technology (see Product Development).

The Company's software products automate most insurance processing functions, including various underwriting, claims, accounting, financial and regulatory reporting and cash management functions. The systems have been designed to permit ease of use, providing flexibility in adapting them to a particular customer's requirements and modifying them as business conditions change. The systems are designed to be modular in structure and to facilitate the application of updates and enhancements, as well as the interfacing and integration with different systems. Most of the systems will operate on either a stand-alone basis or in conjunction with each other.

Client/server technologies serve as a platform for the Company's systems for the property and casualty and life insurance markets. A primary objective of the Company's software products is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for providers of insurance, creating a cooperative processing environment. In this cooperative processing environment, insurance professionals, using advanced intelligent workstations, can process multiple tasks concurrently with minimal clerical support and data entry. The Company's software products use advanced and emerging technologies such as relational databases, graphical user interfaces and imaging. The Company's objective is to provide software systems, which provide for system upgrades, additions and interfaces to be implemented more quickly and at reduced costs, with minimum disruption to ongoing operations.

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

xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

Billing and Collection Management System, Billing and Collection Workstation, BCWS, Client Information System, Client Information Workstation, CIWS, Management Decision Support, MDS, Work in Progress, WIP, Print Enabling Interface, PEI, Media Enabling Platform, MEP, Integrated Application Platform, ViLink Exchange, ViLink Integrator, Policy Management System, PMS, Underwriting Workstation, UWS, Micro Mainframe System, MMS, Claims Handling System, Claims Workstation, CWS, Insurance Management Information System, Management Information System, MIS, Reinsurance Management System, RMS, Point, Point/Latin American, All Lines Rating, ALR, Document Automation-AFG (Advanced Forms Generation), Insure/90, Advanced Communication Access, Financial Workstation, FWS, Financial Management System, FMS, Document Automation Platform, DAP, CyberLife, CyberLife/ES, CyberLife/BE, CyberLife/DS, CyberLife/NB, CyberLife/AD, Decisionwise, Aurora, Pension and Life Insurance System, PLIS, Group Insurance Workstation, GIWS, Capsil/Asia, Point Life, System for the Administration of Reinsurance, Star, Maintenance, Enhancements and Services Availability, and MESA are trademarks or service marks of the Company or one of its subsidiaries.

All other products or company names used herein are used for identification purposes only, and may be trademarks or registered trademarks of their respective companies.

Insurance Industry Software Products

Billing and Collection

BILLING AND COLLECTION WORKSTATION ("BCWS") - Client/server solution that automates the management of billing and collections for property and casualty, individual life, and group life lines of business. Multiple billing disciplines (including single policy, account bill, third party, agency) and collection methods (including cash entry, lockbox, OCR, EFT, and credit card) are designed to offer enhanced flexibility to the user.

Client

CLIENT INFORMATION SYSTEM ("CIS/3270") - DB/2-based mainframe system with a CICS front-end which serves as a common repository of information relating to an insurance company's clients and provides an index to other corporate data. CIS bridges computer systems, regardless of the software product and vendor, and displays various business relationships that exist between the client and the insurance company.

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

Print Enabling Interface ("PEI") - Client/server solution that provides integration between the Series III family of products and an insurance company's chosen print package.

Media Enabling Platform ("MEP") - A multimedia platform that helps companies harness technology advancements and speed information through an organization by providing input mechanisms for still and video cameras, voice technology, scanners, and fax machines. Multimedia platform can be embedded into any Series III solution.

Architecture

INTEGRATED APPLICATION PLATFORM ("IAP") - A technical platform which, using client/server technology, provides the capability to develop applications and link software systems, whether they are those of the Company or another party. Includes data models, process models and other Series III architecture foundations.

Expert Systems

Judgment Processor - Judgment Processor is a patented system designed to emulate the decision-making logic of an effective human expert in a variety of business application areas, including life insurance, property and casualty insurance, and mortgage loan underwriting. Judgment Processor runs on a LAN and can include cooperative-processing components running on a variety of conventional host computers.

Insurance On The Internet

ViLink Exchange - The ViLink Exchange will be used by sales channels (agents, brokers, agencies, and other less-traditional channels) to manage the delivery and presentation of information to and from both insurance product and service providers. It uses popular Internet browsers and communication software to deliver and manage information for the distribution organization.

ViLink Integrator - The ViLink Integrator will be located in those firms providing insurance products as well as in service providers to the industry. Its purpose is to deliver information content, act as a gateway to back office systems, and provide the platform to support interactive services. The Netscape Commerce Server is used in the Integrator to secure delivery of information via the Internet.

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

UNDERWRITING WORKSTATION ("UWS") - Client/server solution that stores and manages policy information in a central location to improve the accuracy and consistency of underwriting decisions. Automates rate, quote, and policy issuance, eliminating the need for manual intervention. "Rating Processor" and "Underwriting Decision Support" ("UDS") are subcomponents of Underwriting Workstation that may be licensed separately.

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

CLAIMS WORKSTATION ("CWS") - Client/server solution that automates the claims handling processes, as well as provides access to the various claims functions and information in a distributed environment.

Management Information And Reinsurance

INSURANCE MANAGEMENT INFORMATION SYSTEM ("IMIS") - A management information and reporting system that provides premium, loss experience, reinsurance and actuarial reporting to satisfy insurance company management and statutory reporting requirements for property and casualty insurance companies.

BILLING AND COLLECTION MANAGEMENT SYSTEM ("BCMS") - An on-line system that automates management of billing and collections for single, consolidated, third party, agency, and account current disciplines. Personal and commercial lines are supported and may be collected and paid through on-line cash entry, lockbox, optical character readers ("OCR"), or electronic funds transfer ("EFT") methods. The system features user defined pay plans, finance and service charges and delinquency plans and supports payroll deduction plans.

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

Midrange Platforms

POINT - An integrated midrange property and casualty processing system designed to run on IBM's AS/400 computer. Provides policy, claims, financial and reinsurance management, coupled with a relational database for general insurance companies based in the Americas.

Point/Latin AMERICAN - Available in Spanish, a fully integrated relational property and casualty solution for Latin American insurance industry. Designed for the AS/400 environment, provides support for new business, policy administration, claims, financials, reinsurance, and management reporting.

ALL LINES RATING ("ALR") - A midrange solution that automates rate, quote, premium generation and policy issuance for personal and commercial lines for POINT. Supports new business, endorsements and renewals.

Document Automation-AFG (Advanced Forms Generation) - A midrange document publishing solution that interfaces with POINT's policy-issue component. Automates the production, collation, and assembly of policies and produces high-quality, laser-printed output.

Insure/90 - Insure/90 is an on-line, real-time integrated solution for general insurance companies. Designed for the AS/400, Insure/90 supports client administration, new business, underwriting, claims management, reinsurance, coinsurance and other insurance functions.

Sales And Marketing

ADVANCED COMMUNICATIONS ACCESS ("ACA") - A bridge between application systems that interfaces IBM mainframe-based company systems with mini-and micro-based systems. ACA provides communications, data translation, and routing capabilities, and supports ACORD and CSIO standards for several lines of business.

Financial

FINANCIAL WORKSTATION ("FWS") - Client/server solution that provides financial balancing and summarization for general ledger interaction.

FINANCIAL MANAGEMENT SYSTEM ("FMS") - VSAM-based on-line, real time integrated general ledger solution that allows for the allocation of expenses, budgeting, reporting, transaction balancing, and file updating.

Document Automation

Document Automation Platform ("DAP") - DAP is a system that automates policy production and document assembly for personal and commercial lines of business. DAP merges variable data extracted from the Company's systems with predefined forms to produce high-quality, laser-printed documents. DAP automatically collates forms as requested for insureds, agents, home offices, lienholders, and other recipients. DAP also features an intelligent, workstation-based data entry and editing facility to serve as a front-end data collection system. It uses on-screen displays of insurance forms as templates for entering and editing data. Producers can use object-code-only versions of DAP to collect and transmit data from remote offices to the home office.

Life Software Products

CyberLife/ES (Enterprise System) - A relational, client/server solution that provides integrated support for traditional and advanced products and distribution channels. This is comprised of four modular elements:
CyberLife/BE (Business Enablers), CyberLife/DS (Distribution Support), CyberLife/NB (New Business), and CyberLife/AD (Administration). Together, these elements deliver the necessary business functions to fully automate all processes associated with the acquisition and ongoing support of insurance policies and other financial contracts.

CyberLife/BE (Business Enablers) - Collection of architectural components, enterprise business enablers, and underlying functionality (such as correspondence and communication capabilities) that provide a stable client/server foundation for the CyberLife Enterprise System. CyberLife's design allows for cross-platform implementations with inherent support for legacy and third-party system integration.

CyberLife/DS (Distribution Support) - Client/server solution that supports the entire sales cycle from prospecting and needs analysis through policy issue and customer service. This comprises three functional elements: Proposals, Application Processing, and Inquiry. Together, these elements enable companies to employ creative as well as traditional methods of product distribution.

CyberLife/NB (New Business) - Offers new perspectives to traditional methods of acquiring and processing new business and underwriting requirements to provide fast access to accurate information, decreased turnaround and issue times, reduced overhead costs, and improved risk selections. Supports both traditional and advanced products including annuities, interest-sensitive, equity-based, and market-value-adjusted products. This comprises four functional elements: Application Processing, Provider Interface, Expert Underwriting, and Issue with additional support for maintaining client information; communicating to distribution channels; integrating with legacy or commercial software packages; and automating forms, documents, and correspondence.

CyberLife/AD (Administration) - Comprehensive solution that supports full Policy Processing, Billing and Collections, Commissions, and Financial Reporting. Through its additional functions and underlying business enablers, CyberLife also supports contract payouts, communications with distribution channels, and maintenance and access to client information. Built upon a relational, client/server architecture, CyberLife/AD supports large companies with millions of policies as well as midrange companies looking to expand and enhance their product lines. Its real-time processing and communication structure facilitates quick product introduction, low policy-processing costs, and superior customer service.

Decision wise - A set of tools that acquires external data, creates a dynamic process flow, assimilates product, program, and regional requirements, and expedites the development of decision models.

Capsil - This on-line, real-time system provides complete new business and administrative support for traditional whole life and term products, flexible and single-premium annuities, universal life, variable universal life, interest-sensitive whole life, and structured settlements. Platforms supported include LAN, RS/6000, and mainframe. CAPSIL is a PMSC registered trademark in the United States of America and Asia only. Outside of the United States and Asia, the CAPSIL mark may belong to other legal entities and should not be considered a PMSC mark, nor a representation of a PMSC product.

Aurora - AURORA is an enterprise-wide, client/server set of insurance applications designed for the European life industry. AURORA is a full-service group of automated insurance systems that use a relational database architecture to manage both individual and group lines including traditional life, annuities, pensions, universal life, and unit-linked investment products.

PENSION AND LIFE INSURANCE SYSTEM ("PLIS") - European automatic user-controlled computer system for processing of individual life insurance policies which covers all functions in the production of individual life insurance and pension plans including: signing of new policies, policy endorsements, reimbursements, premium payments, simulation and statistics and case processing.

GROUP INSURANCE WORKSTATION ("GIWS") - European application for administration of life and pension insurance, which provides all functionality from quoting, administration of contract and employee information, disbursements and termination of the contract. This application is modular and integrates with other Series III systems, as well as non-Series III systems.

CAPSIL/Asia - CAPSIL/Asia is a fully integrated, on-line, real-time AS/400 solution designed to support the Asia/Pacific life insurance industry. Available in Chinese, Korean, and English, CAPSIL/Asia supports complete new business and administrative functions for traditional whole life, universal life, variable life, and interest-sensitive insurance instruments. CAPSIL is a PMSC registered trademark in the United States of America and Asia only. Outside of the United States and Asia, the CAPSIL mark may belong to other legal entities and should not be considered a PMSC mark, nor a representation of a PMSC product.

Point Life - Point Life is a real-time AS/400-based application for Latin America. Point Life supports the full range of traditional and interest-sensitive products including universal life, par and non-par plans, annuities, TSAs, and A&H.

System for the Administration of Reinsurance ("STAR") - Developed by PMSE London Insurance Services, STAR is a London Market reinsurance application system. STAR supports ceded and assumed property and casualty reinsurance for direct, facultative, excess of loss, and proportional reinsurance. STAR operates on a three-tier, client/server platform using a Windows-based client, a Windows NT/SNA-based server and an MVS/DB2 host.

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

Most customers licensing the Company's software systems also use the Company's professional services. The Company offers professional services, which include systems implementation, systems migration and integration assistance, consulting and educational services. These services are available under services agreements and are charged for separately. These services are generally provided under time and material contracts and in some circumstances under fixed price arrangements.

Additionally, the Company offers outsourcing and information services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers to automated information services through the Company's North American telecommunications network using the Company's database products. Outsourcing services are typically provided under contracts having terms from three to ten years.

Professional Services

BUSINESS NEEDS ANALYSIS - Maps a customer's strategic plan in conjunction with the rollout of the Company's future software product releases and defines the sequence, time frame, and effort of tactical projects necessary to meet that strategy.

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

Outsourcing Services

The Company offers comprehensive outsourcing services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business such as Massachusetts automobile and automobile assigned risk plans to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis, to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support.

Information Services

The Company offers a wide range of information services which are packaged to facilitate efficient review of underwriting risks and may be ordered and received on an automated basis through the Company's nationwide telecommunications network. These information services, which are designed to assist insurance professionals in making better decisions about risk selection, pricing and claims settlement, currently include motor vehicle reports (driving record), credit reports and histories, property claims estimating, physician reports and medical histories, as well as undisclosed driver information, driver mileage verification and claims histories provided through the Company's database services.

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

An example of the Company's continuing product development effort is the Company's new generation of systems, Series III for property and casualty and CyberLife for the life and financial services industries (see Software Products above).

Although development efforts for the full release of Series III for the property and casualty insurance industry will continue, major components of Series III have been delivered since development began in 1987. With the completion of Release 7 in 1995, Series III, with the exception of worker's compensation insurance, offers a comprehensive solution to the property and casualty industry worldwide.

CyberLife represents a significant investment to rearchitect the existing suite of CYBERTEK enterprise solutions into a true client/server environment. With the first release of the system in 1995, CyberLife offers an integrated solution to the life insurance and financial services industries.

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

The Company's first agreement to support open systems development was with NCR. The Company and NCR are jointly marketing the Company's Series III systems worldwide to insurance companies implementing NCR's UNIX-based solutions. NCR provided a full range of scalable platforms to the Company and in 1994 the Company successfully ported the Series III host-based components to run on NCR's System 3000 Unix Platform, a symmetric multiprocessor system. In addition, NCR made a commitment to support the marketing of the Series III software and participated in funding the conversion of the Series III host-based software to NCR's UNIX-based platforms.

The Company is also in the process of re-engineering its POINT system, a midrange solution designed for use by mid-sized property and casualty insurance companies, to make it portable across different hardware platforms. The POINT system, with this open systems direction, will offer insurance companies increased flexibility in adding functionality and processing power.

In an effort to maintain and strengthen its competitive position, the Company expends substantial amounts on internal product development. Expenditures for internal product development, which were capitalized, were $46.8, $30.7 and $24.7 million in 1995, 1994, and 1993, respectively, representing 8.7%, 6.2% and 5.5%, respectively, of total revenues. In addition to its continuing development efforts, the Company, in the past several years, has expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace. The Company acquired software products with a cost basis of $4.2, $2.0 and $25.1 million in 1995, 1994, and 1993, respectively, representing .8%, .4% and 5.5% respectively, of total revenues.

The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

Marketing and Customers

The Company markets its products and services to several thousand property and casualty and life insurance companies, and independent agents and adjusters. In addition, the Company offers its software products and automation and administration support services in 33 foreign countries. At December 31, 1995, the Company was providing its products and services to more than 5,500 insurance companies, agents and adjusters. No one customer accounted for more than 10% of revenues during the year ended December 31, 1995.

The Company markets its products and services through a staff of approximately 162 employees, including salesmen and marketing support personnel, most of whom are specialists in the insurance industry and data processing. The Company's marketing force works extensively with each prospective customer, analyzing its specific requirements. Consequently, the marketing process may extend over several months for a prospective customer seeking a major automation or information solution.

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

Competition

The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of comprehensive insurance software systems and related outsourcing, professional and information services to the worldwide property and casualty and life insurance industries. Very large insurers, which internally develop systems similar to those of the Company, may or may not become major customers of the Company for software. There are also a number of independent companies who offer software systems which perform certain, but not all of the functions performed by the Company's systems.

There are a number of larger companies, including computer manufacturers, computer service and software companies and insurance companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. There are also several companies that provide information services similar to those provided by the Company to the insurance industry. These companies present a significant competitive challenge to the Company's information services business. The Company competes on the basis of its service, price, system functionality and performance and technological advances.

Employees

At December 31, 1995, the Company had 4,655 full-time employees and 5,072 total employees located in offices worldwide.

Item 2.  Properties

The Company owns its 700,000 square foot headquarters complex located on 145 acres in Blythewood, South Carolina. The Company leases space at 35 various locations domestically for its regional and branch offices throughout the United States. Internationally, the Company has 13 locations throughout Canada, Europe and the Pacific Rim.

The Company, through its data centers located in North America, Europe and Australia, utilizes 12 mid-range and mainframe computers. All computers are owned or held under short-term leases. In total, these computers have 9,640 megabytes of memory and are capable of processing approximately 864.6 million instructions per second. The Company currently utilizes up to 90% of this capacity.

Item 3. Legal Proceedings

In December 1994, the Company reached an agreement, which was subsequently approved on May 26, 1995, by the United States District Court for the District of South Carolina, to settle its shareholder class action. The settlement of $31 million was paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action.

In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with this investigation.

The Company also had been advised that the United States Attorney for the District of South Carolina was conducting an investigation into issues raised by the shareholder class action and SEC investigation described above. In January of 1996, the Company received a letter from the United States Attorney advising that the investigation had been terminated and advising that the United States Justice Department had closed its files on the matter.

In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trading practices and fraud. Despite the fact that the plaintiff expressly agreed by contract to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $80 million. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against SLD for fraud, breach of contract and failure to pay, unauthorized use of the Company's software systems, misappropriation of trade secrets, unfair trade practices, conversion of the Company's systems, unjust enrichment and fraudulent concealment. The Company is seeking in excess of $80 million against SLD. The Company is also seeking an injunction prohibiting SLD from continuing unauthorized use of certain of the Company's systems and unauthorized use of the Company's trade secrets.

In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California alleging breach of contract and implied covenants of good faith and fair dealing, as well as fraud and negligent misrepresentation concerning certain early versions of systems licensed by the Company. Despite the fact that the plaintiffs contractually agreed to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $200 million. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against the plaintiffs. The Company's claims against the plaintiffs are for breach of contract, failure to pay, and recoupment. In January of 1996, the Court considered motions for summary judgment presented by both CSAA and the Company seeking to dismiss the parties' respective claims. These motions were denied; however, the Court entered an order which limited any recovery by the Company at trial on its counterclaims to breach of contract damages and recoupment of the discounts granted to CSAA, which damages and recoupment are approximately $6 million. The jury trial of this matter commenced on March 4, 1996, and is expected to conclude in late April or early May 1996.

Also in January of 1996, the Company and Liberty Life Insurance Company each filed a complaint against the other arising from a previously disclosed contract dispute from the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's Cybertek life insurance systems. The Company's com-plaint against the defendants (Liberty Life Insurance Company, the Liberty Corporation, and Liberty Insurance Services) was filed in Richland County, South Carolina, alleging breach of contract, recoupment, breach of good faith and fair dealing, breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including preliminary and permanent injunctions, and currently an unspecified amount for actual, compensatory, and consequential damages. The Liberty Life Insurance Company's complaint against the Company was filed in Greenville County, South Carolina, alleging breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recision. Liberty Life Insurance Company has alleged actual and consequential damages of approximately $30 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes.

The Company was informed by its insurer, St. Paul Mercury Insurance Company ("St. Paul"), that based upon the allegations raised in the SLD and CSAA lawsuits, St. Paul does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company has filed a counterclaim against St. Paul alleging St. Paul's breach of two (2) insurance policies issued to the Company by St. Paul and breach of good faith and fair dealing by St. Paul. The Company seeks to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages.

As a result of the action of St. Paul described above, the Company determined it was probable the Company would incur litigation expenses arising in the CSAA and SLD matters through their anticipated conclusion during 1995 of $7.9 million and provided for these expenses at June 30, 1995. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's claims and defenses for these matters. The Company re-evaluated its estimate of anticipated liability for expenses to be incurred in the proceedings described above due to the continuance of the CSAA and SLD trial dates into 1996, the SEC investigation continuing into 1996, and the litigation with St. Paul and Liberty. As a result of this re-evaluation, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with these matters and at December 31, 1995, provided an additional $12.3 million for the estimated future litigation expenses arising from these matters during 1996. Changes in the status of these proceedings could result in a change in amounts estimated.

In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 10, 1995, the Company's stockholders approved: (i) the election of three directors, Dr. John
M. Palms (15,543,180 votes for and 30,184 abstentions), Joseph D. Sargent (15,543,332 votes for and 30,032 abstentions) and G. Larry Wilson (15,542,091 votes for and 31,273 abstentions) to serve a term of three years and one Director, Joe M. Henson (15,543,530 votes for and 29,834 abstentions) to serve a term of one year; (ii) ratification of the selection of independent auditors (15,428,496 votes for, 18,220 votes against and 126,648 abstentions); (iii) amendments to the Policy Management Systems Corporation 1989 Stock Option Plan and the performance goal components (7,267,682 votes for, 5,256,343 votes against, 1,037,404 abstentions, and 2,011,935 broker non-votes); and (iv) the Policy Management Systems Corporation Employee Stock Purchase Plan (14,205,141 votes for, 77,681 votes against and 1,290,542 abstentions).

     Executive Officers of the Registrant

     Name                Age  Position
     G. Larry Wilson     49   Chairman of the Board, President and Chief
                                Executive Officer
     David T. Bailey     49   Executive Vice President
     Paul R. Butare      44   Executive Vice President
     Donald A. Coggiola  56   Executive Vice President
     Robert L. Gresham   53   Executive Vice President and Treasurer
     Stephen G. Morrison 46   Executive Vice President, Secretary and
                                General Counsel
     Timothy V. Williams 46   Executive Vice President and Chief
                                Financial Officer

G. Larry Wilson - Chairman of the Board (since 1985), President and Chief Executive Officer of the Company (since 1980) and his current term as Director will expire in 1998. Employed by the Company since its inception.

David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Insurance Group. Employed by the Company since 1981.

Paul R. Butare - Executive Vice President of the Company since October, 1995. Responsible for the Life Insurance Group. In previous capacities with the Company, Mr. Butare has had management responsibilities for Life sales and marketing, Life product development, Property and Casualty marketing support and Property and Casualty systems and product development. Employed by the Company since 1981.

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

Timothy V. Williams - Executive Vice President and Chief Financial Officer of the Company since February 1994. Responsible for the Financial Services Group. Employed by the Company since February 1994. Prior to joining the Company, Mr. Williams served in senior management capacities with Holiday Inn Worldwide, based in Atlanta, Georgia, most recently as Executive Vice President of Corporate Services and Chief Financial Officer.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the New York Stock Exchange, symbol PMS. The Company has never paid or declared a cash dividend on its common stock. The following table sets forth for the calendar periods indicated the high and low market prices for the Company's common stock.

     1995
                               High       Low
     First Quarter           $45 3/8   $37 3/4
     Second Quarter           51 5/8    43 1/2
     Third Quarter            54 1/4    46
     Fourth Quarter           51 1/8    42 5/8

     1994
                               High       Low
     First Quarter           $39 3/4   $28 3/4
     Second Quarter           35 1/8    25 3/4
     Third Quarter            41 1/2    32 1/4
     Fourth Quarter           47 3/4    37 1/4



Title of Class
Common Stock, $.01 par value

Number of Record Holders as of March 19, 1996
1,488

Item 6. Selected Consolidated Financial Data


                                                                       (Unaudited)
                                                           (Restated)  (Restated)
Results of Operations           1995      1994      1993      1992       1991
                                      (In Thousands, Except Per Share Data)
Revenues                    $537,302  $492,706  $453,099  $489,261   $411,156
Operating income (loss)        8,624   (19,745)  (77,053)   78,971     63,659
Other income and expenses, net  (543)    1,256    10,656    11,792      9,117
Income (loss) before income
  taxes (benefit)              8,081   (18,489)  (66,397)   90,763     72,776
Net income (loss)           $  3,139  $ (9,658) $(56,134) $ 61,522   $ 42,596
Net income (loss) per share $    .16  $   (.46) $  (2.46) $   2.65   $   2.21
Fully diluted net income
  per share                       _         _         _         _    $   2.14

Financial Condition

Cash and equivalents, marketable
securities and investments  $ 44,614  $ 34,304  $156,772  $238,521   $197,414
Current assets               203,515   167,725   287,737   343,913    299,750
Current liabilities          105,522    76,856    80,981    57,226     67,505
Working capital               97,993    90,869   206,756   286,687    232,245
Total assets                 577,074   524,031   659,803   706,942    632,692
Long-term debt (excludes
  current portion)            14,873     4,162     5,655     6,001      5,976
Total liabilities            194,402   147,109   182,831   127,866    132,813
Stockholders' equity         382,672   376,922   476,972   579,076    499,879


The above should be read in conjunction with the Consolidated Financial Statements, Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Annual Report.

The results of operations in 1995, 1994 and 1993 reflect special charges. The results of operations in 1995 reflect special charges of $56.4 million (after taxes $39.9 million, or $2.06 per share). These charges are principally related to the restructure of the Company's data processing facilities and information services business, litigation costs, acquisition-related charges, impairment of certain intangible assets and software associated with acquired businesses and the gain on the sale of the Company's health insurance systems business. The results of operations in 1994 reflect special charges of $71.9 million (after taxes $44.2 million or $2.27 per share). These charges are principally related to the impairment of intangible assets associated with acquired businesses and discontinued acquired software products and changes in estimates associated with previously established restructuring reserves. The results of operations in 1993 reflect special charges of $98.8 million (after taxes $76.2 million or $3.29 per share). These charges are principally related to the impairment of certain intangible assets associated with employee severance and outplacement and the future abandonment of certain leased office facilities as well as certain other one-time charges.

As a result of special audits performed by the Company's independent accountants for the six months ended June 30, 1993, and the twelve months ended December 31, 1992, the Company determined that retained earnings previously reported as of December 31, 1992 required adjustment due to errors in the application of accounting principles and subsequent discovery of facts existing at February 26, 1993, the date of the predecessor auditor's report. The cumulative adjustment to retained earnings as of December 31, 1992, net of related tax effects was an increase of $5.1 million, which principally included adjustments for the deferral of revenues due to changes in timing of revenue recognition, the reduction of expenses due to the capitalization of certain software costs and reserves established for losses on certain services contracts. The cumulative adjustment to previously reported net income for 1992, net of related tax effects, was an increase of $2.2 million, or $.10 per share. Also as a result of these audits, the Company determined that retained earnings previously reported as of December 31, 1991 required adjustment. The cumulative adjustment to retained earnings as of December 31, 1991, net of related tax effects was an increase of $2.3 million, which principally included adjustments for the deferral of revenues due to changes in timing of revenue recognition and the reduction of expenses due to the capitalization of certain software costs. The adjustment to December 31, 1991 retained earnings had no effect on net income per share as previously reported.

Effective January 1, 1993, the Company revised its estimates of the period of future benefit of goodwill from twenty-five years for all goodwill to fifteen years for goodwill related to information and computer services company acquisitions and ten years for goodwill related to software company acquisitions. The effect of this change in accounting estimate was to increase amortization expense by $2.1, $2.0 and $2.6 million for 1995, 1994 and 1993, respectively. Additionally, effective January 1, 1993, the Company revised its estimate of the useful life of internally developed software from four years to five years. The effect of this change in accounting estimate was to lower amortization expense by $3.6, $2.4 and $1.8 million for 1995, 1994 and 1993, respectively.

See Quarterly Consolidated Results of Operations on page 54 and Note 12 of Notes to Consolidated Financial Statements on page 50.


Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                            Percent
                                                      Increase (Decrease)
                            Percentage of Revenues      1995      1994
                           Year Ended December 31,      vs        vs
                             1995    1994    1993       1994      1993

Revenues:
  Licensing                  19.0%   18.1%   16.5%     14.6%      19.3%
  Services                   81.0    81.9    83.5       7.8        6.7
                            100.0   100.0   100.0       9.1        8.7

Costs and Expenses:
  Employee compensation
   and benefits              36.6    35.5    37.0      12.6        4.3
  Computer and communications
    expenses                  5.8     5.2     4.9      21.5       13.3
  Information services and
    data acquisition costs   21.1    26.9    28.8     (14.3)       1.7
  Impairment and restructuring
    charges, net              2.0     6.3    17.8     (65.5)     (61.9)
  Depreciation and amortization of
    property, equipment and
    intangibles              11.3    11.6    13.1       5.9       (3.3)
  Business acquisition
    charges                    .5     -       -         -          -
  Purchased research and
    development               2.7      .5     -       468.4        -
  Litigation settlement and
    expenses, net             3.4     6.9     -       (46.0)       -
  Gain on sale of Health business
    and related assets       (1.5)    -       -         -          -
  Loss on disposition of data
    processing equipment      3.4     -       -         -          -
  Other operating costs and
    expenses                 13.1    11.1    15.4      27.9      (21.3)
                             98.4   104.0   117.0       3.2       (3.3)

Operating income (loss)       1.6    (4.0)  (17.0)    143.7       74.4

Other income and expenses,
    net                       (.1)     .2     2.3    (143.2)     (88.2)

Income (loss) before income
  taxes (benefit)             1.5    (3.8)  (14.7)    143.7       72.2

Income taxes (benefit)         .9    (1.8)   (2.3)    156.0      (14.0)

Net income (loss)              .6%   (2.0)% (12.4)%   132.5%      82.8%



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

Revenues

     Licensing                   1995    Change    1994    Change    1993
                                          (Dollars In Millions)
Initial charges                $ 48.8     28.1%   $38.1     43.8%   $26.5
Monthly charges                  53.3      4.5     51.0      5.8     48.2
                               $102.1     14.6%   $89.1     19.3%   $74.7


Percentage of revenues           19.0%             18.1%             16.5%

Initial license revenues for 1995 increased $10.7 million (28.1%) due principally to an increase in property and casualty insurance licensing activity of $16.2 million. This increase is primarily the result of a $13.6 million increase in international licensing activity, related principally to licensing activity of Creative, which was acquired by the Company on December 31, 1994 (see table below). Domestic property and casualty insurance licensing revenues, which increased $2.6 million for 1995, include $4.0 million in non-recurring revenue related to a source code license agreement with a cross-industry vendor. The source code license agreement relates to a productivity and utility system developed by the Company to enhance computer resource management and control. This system allows for the expansion of computer capability without the associated overhead costs. Under the license agreement there is no ongoing obligation by the Company to maintain this system and accordingly, no monthly license revenues will be recognized. The Company also entered into a long-term license and maintenance agreement with this same vendor covering certain operating system management software products for use in the Company's worldwide data center operations. This agreement replaced three previous five-year term agreements executed in 1993, and other related agreements (see Note 8 of Notes to Consolidated Financial Statements). Domestic property and casualty insurance license revenues for 1995 also include $3.3 million relating to a distribution agreement, and $1.5 million relating to a marketing arrangement for a UNIX-based version of the POINT system, both with NCR Corporation (NCR), formerly AT&T Global Information Solutions. During 1994, the Company recognized licensing revenues of $3.8 million from NCR. Initial license revenues include $1.6, $1.3, and $7.0 million relating to right-to-use charges for 1995, 1994 and 1993, respectively. Additionally, initial license revenues include $3.5 and $.2 million relating to termination charges for 1995 and 1994, respectively.
The increase in property and casualty initial license revenues for 1995 was offset in part by a $6.6 million decrease in health insurance initial licensing revenue (see Note 11 of Notes to Consolidated Financial Statements).

Initial license revenues for 1994 increased $11.6 million (43.8%) compared to 1993. The increase is principally related to $10.4 million in systems license revenue from life insurers and to an expanded license agreement with a large Blue Cross Blue Shield organization and other licensing activities in the health insurance systems business amounting to $6.5 million (see table below). Increased system licensing in the life insurance market reflected growing customer interest in the Company's CK/4 Enterprise and CyberLife software system solutions. The Company does not expect to see recurring transactions such as the $5.9 million Blue Cross Blue Shield license expansion (see Note 11 of Notes to Consolidated Financial Statements). The increase in initial license revenues, experienced by the life and health insurance systems businesses, was partially offset by a reduction in system licensing revenues from property and casualty insurers. Although down $5.3 million (20.1%) for the year, property and casualty initial licensing revenues increased $7.4 million (135.3%) for the combined third and fourth quarters of 1994, compared to the corresponding period in 1993. This increase resulted from increased licensing in 1994 of the Company's integrated client/server technology available in Series III and the Company's POINT system, which is typically marketed to small to medium-sized insurers. Larger insurers also licensed POINT for their specialized niche markets and subsidiary companies.

Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of domestic and international initial license revenues for 1995, 1994 and 1993 expressed as a percentage of total revenues for each of the periods presented:

                                1995     1994     1993
                                 (Dollars In Millions)
Property and Casualty:
Domestic                       $21.4    $18.8    $22.6
International                   15.8      2.2      3.7
  Total                        $37.2    $21.0    $26.3

Total revenues                   6.9%     4.3%     5.8%

Life:
Domestic                       $ 8.6    $ 7.3      -
International                    2.7      2.9    $( .2)
  Total                        $11.3    $10.2    $( .2)

Total revenues                   2.1%     2.0%     -

Health:
Domestic                       $  .3*   $ 6.9    $  .4
International                    -        -        -
  Total                        $  .3    $ 6.9    $  .4

Total revenues                    .1%     1.4%     -

Combined:
Domestic                       $30.3    $33.0    $23.0
International                   18.5      5.1      3.5
  Total                        $48.8    $38.1    $26.5

Total revenues                   9.1%     7.7%     5.8%

*Health Division divested June 30, 1995.

Monthly license charges for 1995 increased $2.3 million (4.5%) compared to 1994. This increase is principally related to an increase of $2.0 million attributable to the acquisition of Creative in December 1994, a $1.8 million increase in revenues associated with licensing activities in the property and casualty domestic market and to a $1.2 million increase in maintenance revenues related to servicing life insurers in the Nordic market. This increase was partially offset by a $2.8 million decline in other licensing activity, principally in the health insurance systems business.

Monthly license revenues for 1994 increased $2.8 million (5.8%) compared to 1993. This increase is principally related to an increase attributable to licenses acquired as part of the acquisition of CYBERTEK Corporation in August 1993, increased maintenance revenues related to servicing life insurers in the Nordic market and to other new licensing activities in both the domestic and international life insurance markets. This increase was partially offset by a $1.6 million decline in other licensing activity, principally the health insurance systems business.

       Services                 1995    Change     1994    Change     1993
                                       (Dollars In Millions)
Professional and outsourcing  $260.3     24.8%   $208.6     13.7%   $183.5
Information                    172.3    (10.7)    193.0       .7     191.7
Other                            2.6       .3       2.0    (37.5)      3.2
                              $435.2      7.8%   $403.6      6.7%   $378.4

Percentage of revenues          81.0%              81.9%              83.5%

Professional and outsourcing services revenues for 1995 increased $51.7 million (24.8%) compared to 1994. This increase was principally related to services from both new and existing contracts amounting to $51.3 million for property and casualty insurance business and $16.4 million for life insurance business, and was partially offset by a decrease in revenues from the health insurance market of $16.0 million (see Note 11 of Notes to Consolidated Financial Statements). The increase in property and casualty business was the result of increased services in both the domestic and international markets. The increase in the domestic market was the result of an $11.1 million increase in volume related to new and existing professional and outsourcing services contracts and a $12.0 million increase in volume related to the governmental and residual markets for total policy management outsourcing services, while the increase in the international market of $28.2 million was principally due to the acquisition of Creative at December 31, 1994, and new services contracts in Europe, Canada and the Asia-Pacific region. The increase in life insurance business is principally the result of volume increases relating to both new and existing outsourcing contracts and a new agreement for total policy administration services in the domestic market, and to an increase in the volume of professional and outsourcing services related to new contracts in Europe.

Professional and outsourcing services revenues for 1994 increased $25.1 million (13.7%) compared to 1993. This increase was principally related to additional services from existing and new contracts with property and casualty insurance companies and residual markets of $25.9 million for total policy management outsourcing services, an increase of $10.2 million in services arising out of the acquisition of CYBERTEK Corporation in August 1993 and $13.8 million of additional services from the Company's European life insurance business, principally related to new customers and the acquisition of a data center, including its workforce, in Bergen, Norway, in December 1993. These increases were partially offset by the wind-down of the New Jersey Market Transition Facility (MTF) project, where revenues from this property and casualty business decreased from $19.7 million in 1993 to $3.4 million in 1994 and to a decrease of $6.7 million in the Company's health insurance systems business. As a result of an increased role in servicing additional new contracts with insurance companies and residual markets, the Company started to replace revenues lost from the MTF during 1994. The increase in new outsourcing services in Europe is principally the result of signing one of the largest outsourcing agreements in the Company's history in December 1993.

Information services revenues decreased $20.7 million (10.7%) from 1994 to 1995, due principally to a $23.3 million decrease in revenues related to the Company's domestic property and casualty automobile and risk information services business. The decrease in revenues associated with the property and casualty information services business was partially offset by a $2.6 million (4.6%) increase in life information services revenues (principally attending physician statements and medical history reports).

Information services revenues for 1994 increased $1.3 million (.7%) compared to 1993. This increase is principally related to a $2.5 million increase in life information services (principally attending physician statements and personal medical history interviews), which was partially offset by a reduction in revenues associated with the Company's property and casualty risk information services business.

The Company believes that decreases associated with the Company's domestic property and casualty automobile and risk information services business, described above, relate principally to significant changes in the property and casualty insurance industry. As a result of the catastrophic losses arising from several natural disasters in 1992 and 1993, insurers experienced significant underwriting margin erosion. In some cases, insurance companies were forced to discontinue writing business in certain high-risk areas and in general reduced new business activity. Consequently, the demand for information services declined, intensifying competition among information providers and placing downward pressure on price. During the first quarter of 1994 there was a major earthquake in California and, by the second quarter, several insurance companies that used the Company's information services had stopped writing business in that state. With the loss of key customers and the prospect of a further decline in sales resulting from this changing industry environment, the Company undertook a detailed assessment to determine future expectations for this business (For a more detailed discussion of the effects of this assessment, see Costs and Expenses below and Note 12 of Notes to Consolidated Financial Statements).

Costs and Expenses

Employee compensation and benefits increased $22.1 million (12.6%) for 1995 compared with 1994, and is principally the result of increased salaries and related costs associated with the acquisition of Creative in December 1994, increased costs associated with the growth in staffing for additional professional and outsourcing services to new and existing customers, and an increase in the accrual for performance compensation expense. These increased costs were offset in part by a decrease in the use of temporary employees and a decrease in compensation and other benefits related to the Company's sale of its health insurance systems division on June 30, 1995 (see Notes 11 and 12 of Notes to Consolidated Financial Statements).

Employee compensation and benefits increased $7.1 million (4.3%) for 1994 compared with 1993, and is principally related to an increase of $16.1 million in costs associated with the acquisition of CYBERTEK Corporation in August 1993, the acquisition of a data center, including its workforce, in Bergen, Norway, in December 1993, and the increased use of temporary labor throughout the year. The increase in costs associated with these acquisitions was partially offset by a reduction in compensation and other benefits of $7.8 million resulting from a downsizing in the Company's health insurance services staff from 388 at the end of 1993 to 220 at the end of 1994. These staff reductions were part of the Company's restructuring of its health business (see Note 12 of Notes to Consolidated Financial Statements).

Computer and communications expenses increased $5.5 million (21.5%) to $30.9 million for 1995 compared to $25.4 million for 1994. This increase is due principally to expenses for certain operating system management software products utilized in the Company's worldwide data center operations (see Note 8 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations. As a percentage of professional and outsourcing revenues, however, computer and communications expenses remained relatively constant at 11.9% for 1995 compared to 12.2% for 1994.

Computer and communications expenses increased $3.0 million (13.3%) to $25.4 million for 1994 compared to $22.4 million for 1993. This increase results primarily from increased costs associated with business acquisitions.

Information services and data acquisition costs decreased $18.9 million (14.3%) for 1995 compared to 1994, due principally to a decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and information services business (see Revenue discussion above and Note 12 of Notes to Consolidated Financial Statements).

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

During the fourth quarter of 1995, the Company recorded charges aggregating $4.1 million to provide for the costs of restructuring its property and casualty risk information services business ($3.7 million) and costs associated with the consolidation of existing operations with those of an acquired business in Germany ($.4 million). Additionally, during the fourth quarter of 1995, the Company recorded charges aggregating $6.7 million to write-off or write-down, as appropriate, the carrying values of certain identifiable intangible assets and goodwill related to prior business acquisitions ($5.2 million) and computer software ($1.5 million). During 1995, the Company had a net reduction in its restructuring reserves of $.2 million principally related to the completion of certain restructuring activities for its life and health insurance systems businesses.

The Company, as a result of significant changes in the property and casualty insurance industry, experienced a $5.1 million operating loss (before interest and income taxes) in its property and casualty domestic automobile and risk information services business in 1994 ($.8 million for automobile and $4.3 million for risk) on revenues of $128.9 million ($102.5 million for automobile and $26.4 million for risk). Although the Company took actions during 1994 to improve the overall performance of these businesses, such as implementing management changes, realignment and consolidation of field offices, and refining and enhancing current product offerings, these businesses continued to reflect declining sales and earnings, with the loss of key customers. The Company determined that there was a trend towards reduced sales and acceptance of new business in the industry as a result of multiple years of major catastrophic losses affecting this industry. The Company believes that this industry reacted to these catastrophic losses by focusing on risk concentration and in many cases making deliberate decisions to discontinue writing business in certain high risk areas, and some insurers ceased doing business or withdrew from certain states. Although the Company consolidated its branch network offices to lower its fixed costs, this did not offset the increasing variable costs incurred due to the geographic dispersion of the Company's customer base. As competition increased, leading to intense price competition among information providers, the Company's competitors, through package pricing, were offering certain competing products to the market below the Company's cost. The Company believed that the combination of factors would result in a continued decline in demand for certain information services.

As a result of detailed business assessments, revised forecasts of discounted expected future cash flows and the application of the Company's accounting policy to evaluate recoverability, the Company determined that the carrying value of certain intangible assets of these businesses was not fully recoverable. The Company recorded, at October 1, 1994, impairment charges of $19.1 million to write-off the carrying value of certain identifiable intangible assets ($6.4 million) and goodwill ($12.7 million) related to its property and casualty automobile and risk information services businesses.

During November, 1995, the Company entered into an alliance with a leading database information enterprise to provide this enterprise with motor vehicle reports and receive access to a database containing approximately 80% of the available automotive claims history information in the United States. This agreement is expected to contribute to the long-term improvement of the automobile information services business, although the combination of the above existing factors may result in continued near-term losses. For the year ended December 31, 1995, the automobile information services business reported a loss of $1.1 million on revenues of $87.6 million.

During 1995, the Company continued to examine its options to improve the overall performance of the risk information services business. Options considered by the Company regarding this business included price increases, outsourcing arrangements with other providers, automation of its field force and a continued consolidation of field offices. The price increases and the consolidation of the field offices, implemented during the first and second quarters of 1995, did reduce the Company's operating losses by the third quarter of 1995, but not significantly. Additionally, the Company was not successful in its efforts to outsource the business, because major vendors in the market provided database information to insurance companies and were not interested in performing data collection services. The Company determined that automating the field force was not economically justified. The risk information services business continued to reflect declining sales and earnings, reporting revenues of $22.7 million for the year ended December 31, 1995 and an operating loss of $4.2 million.

 The Company, as a result of its continued detailed business assessment, determined that there were no further services or investment alternatives that could bring these operations to profitability and that the cash losses related to the risk information services business would continue into the future. As a result, the Company decided to restructure its property and casualty information services business and cease providing certain data collection services, including property inspections, commercial audits and pre-employment checks. The Company decided to sell the pre-employment business and completely cease operations in property inspections and commercial audits. As a result, the Company recorded, at December 31, 1995, restructuring charges of $3.7 million for disposal and severance charges related to exiting these operations.

As a result of less than expected financial results for 1994 relating to the Company's on-site medical correspondence information services business, acquired in February 1993, the Company attempted to improve the results of the business by closing unprofitable offices and modifying the volume and type of services offered. These modifications resulted in an increase in staffing requirements and equipment expense; however, the anticipated increase in revenues did not occur, and the 1995 financial results of the business fell short of expectations. The Company performed a detailed assessment of the business and expects a continuing decline in revenues and cash flows.
As a result, the Company determined that the expected future cash flows of this business did not support the carrying value of the related goodwill and identifiable intangible assets. Consequently, at October 1, 1995, the Company recorded impairment charges of $1.8 million to write-off the carrying value of the identifiable intangible assets ($1.1 million) and goodwill ($.7 million).

As part of a 1983 business acquisition, the Company acquired a billing and collection system (CABILS), which was originally utilized in specialty processing or the processing of assigned risk business for the Company's customers (principally those customers acquired in the business acquisition) and, later, evolved into the basis for a portion of the Company's full property and casualty total policy management processing for voluntary as well as assigned risk business. During 1995, several of the Company's customers of this business opted to either move some or all states served by them to LAD servicing carriers or to not renew their agreements for these services for other reasons. In addition, the Texas Plan implemented rate increases and a mandatory takeout plan which had the effect of further decreasing the number of policies served by the Company. During 1995, the Company decided to replace the software acquired in 1983. Based on a detailed business assessment performed by the Company, the anticipated discounted cash flows for this business for the period until the software replacement is completed do not support the carrying value of the software and related goodwill associated with this business. As a result, the Company recorded, at October 1, 1995, impairment charges of $2.8 million to write-off the carrying value of the software ($.4 million) and related goodwill ($2.4 million).

During 1995, the Company ceased the active marketing of certain processing software utilized in the processing of Individual Accident and Health business by the Company's life business. Revenue growth for this product, if any, is expected to come from existing clients adding policy volume through traditional new business sales or by the acquisition of new, multi-policy blocks of business; however, the existing customer base is expected to ultimately decrease as processing contracts expire. A discounted cash flow valuation performed by the Company under the above assumptions indicated that the expected discounted future cash flows of this business do not entirely support the carrying value of the goodwill associated with this business, which was originally acquired in 1987. As a result, the Company recorded at December 31, 1995 impairment charges of $.9 million to write-down the carrying value of the related goodwill to its estimated net realizable value.

The Company has applied its methodology for measuring impairment (see Note 1 of Notes to Consolidated Financial Statements) by discounting expected future cash flows. In determining its forecasted future results, the Company considered historical financial performance, current and prospective insurance industry environment and market conditions and the long-term opportunities for future growth in the respective businesses. The Company believes that its forecasted future results based on current market conditions and recent historical trends, is the best estimate of the Company's discounted future cash flows.

Expected future cash flows for these businesses are based on the current level of operating income or loss continuing in the near-term with only a modest recovery over the long-term principally because the Company expects the negative impact of the insurance industry market environment to continue into the future. Consequently, at the end of the forecast period, a residual was included based on an estimate of liquidation value. The Company used discount rates of 10-18%, which include factors for equity commensurate with the risk associated with the various businesses. These rates were determined using the Capital Asset Pricing Model which reflects the return the Company should achieve on its investment.

The Company determined that a development and design tool used in the development of certain of its property and casualty software no longer provided significant service potential to the Company's development efforts. As the Company's license for the tool is non-transferable, the Company recorded an impairment charge at October 1, 1995 of $1.1 million to write-off the remaining carrying value of this software.

The Company recorded certain impairment and restructuring charges amounting to $30.7 and $80.7 million for 1994 and 1993, respectively. The amount recorded in October 1994 includes a $21.6 million charge related to the impairment of identifiable intangible assets and goodwill associated with acquired businesses, principally the property and casualty automobile and risk information services business, an $11.5 million charge related to the impairment of acquired software products, which were discontinued, a $4.4 million credit related to a change in the Company's estimates associated with certain restructuring reserves established in June 1993 and a $2.0 million charge related to established liabilities for the costs of terminating certain lease obligations in the United Kingdom and related costs of consolidating the Company's existing operations with those of an acquired business in the United Kingdom. Impairment charges were recorded in June 1993 to reduce the carrying value of certain identifiable intangible assets and goodwill related to its health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million). The Company also recorded other restructuring charges of $.6 million at June 30, 1993 (see Note 12 of Notes to Consolidated Financial Statements).

The acquisition of CYBERTEK provided the Company with the opportunity to develop new releases of certain of its life software systems based on the business functions of CYBERTEK software, and to assess strategic changes in direction related to the Company's development of its future life software systems. As a result, the Company determined in the fourth quarter of 1994 that certain business operations and software systems acquired from Genesis, of Krumpendorf, Austria would not be compatible with the Company's future direction. The Company decided that it would cease operations related to this Austrian business and would no longer market or license Aussen-und Innendienst Workstation, the software system acquired from Genesis. Consequently, the Company recorded impairment charges to write-off the carrying value of certain identifiable intangible assets and goodwill of $.7 million and acquired software of $1.5 million related to this prior business acquisition.

The Company decided that in the fourth quarter of 1994 it would cease to do business in certain markets with respect to the CAPSIL business and operations acquired from Capsco Pallm Systems, Inc. The Company determined that the functionality and technical platform represented by acquired software for the domestic market would be replaced by software that has been and or is being developed in conjunction with its future strategic direction. The acquired software is, however, marketed and licensed in Southeast Asia. As a result of its evaluation, the Company determined that no write-down of the software was necessary. The Company did, however, record impairment charges of $1.8 million to reduce the carrying value of certain identifiable intangible assets ($.7 million) and goodwill ($1.1 million) relating to the acquired business in the United States.

Due to a decision by one of the Company's property and casualty insurance customers not to license software acquired by the Company for integration into its property and casualty software systems and the Company's decision not to market or license such software, the Company recorded impairment charges of $1.9 million in the fourth quarter of 1994 to write-off the carrying value of such software.

During the fourth quarter of 1994, the Company also decided it would no longer market or license its Agency Workstation System (AWS), an automated insurance agency sales and marketing software system, acquired from Agency Automation Partners Limited. As more of the Company's customers have become operational on Series III and plan the full implementation of Series III functions, the Company changed its strategy for integrated system solutions between the insurance company and its agents (or independent agents) or direct marketers. As a result, the Company changed its dependency on AWS and integrated new agency software system tools with its Series III functions. Consequently, the Company recorded impairment charges of $8.1 million to write-off the carrying value of AWS.

Impairment and restructuring charges in 1993 totaling $80.7 million resulted primarily from impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to the Company's health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million). As a part of these non-cash impairment charges, acquired software of $9.2 million was written-off. Non-cash impairment charges included certain other identifiable intangibles of $6.3 million and goodwill of $39.4 million. The Company also recorded other restructuring charges of $.6 million.

During the first half of 1993, the Company experienced a significant decrease in revenues from its health insurance systems business. The Company conducted an assessment of the potential impact of health care legislation proposed at the time, as well as rapidly evolving and significant changes in the relationship of health care providers and insurers. The Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry, and that many of the Company's existing health insurance products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. Based on this assessment, the Company concluded that certain acquired intangible assets and software related to the health insurance systems business were not fully recoverable and, at June 30, 1993, recorded the impairment and restructuring charges described above. As the restructure of the health insurance business continued through 1994 and into 1995, the Company evaluated various alternatives and, during the second quarter of 1995, committed to sell the health insurance systems business and cease to market any health insurance related software systems. On June 30, 1995, the Company completed the sale of its health insurance systems business for a total consideration of $9.3 million in cash. After selling expense and other accrued costs, the Company recorded a pre-tax gain of $8.1 million (see Note 11 of Notes to Consolidated Financial Statements).

During 1994, the Company, as a result of new events occurring, changed its estimates and reduced its restructuring reserves associated with its health insurance systems business, established in June 1993, by $4.4 million, $2.6 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities.

The Company established reserves of $2.0 million at December 31, 1994, in connection with the acquisition of Creative, to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom and relocation and severance costs associated with consolidating its existing operations.The Company also expensed $2.6 million of purchased research and development, related to the Creative acquisition, at December 31, 1994 (see
Note 2 of Notes to Consolidated Financial Statements).

Although depreciation and amortization expense increased only slightly from 1994 to 1995, amortization of internally developed software costs increased $4.9 million (33.2%), due principally to amortization associated with a new release of the Company's property and casualty insurance Series III client/server software system and the initial release of its life insurance CyberLife client/server software system, both of which became generally available during the first quarter of 1995. These increases were offset by lower amortization charges resulting principally from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements) and lower depreciation charges due to certain retirements of data processing equipment.

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

During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe expected to close during the fourth quarter of 1995, that was not consummated ($1.2 million), and the settlement of certain contracts acquired through previous acquisitions ($1.4 million).

In connection with the October 1, 1995 acquisition of micado, the Company expensed $14.5 million relating to purchased research and development. Such amount was determined based on the estimated replacement cost related to the acquired technology for which technological feasibility has not been established and no alternative future use exists. The Company incurred research and development costs of approximately $.4 million during the fourth quarter of 1995. The Company anticipates technological feasibility of the project will be reached in 1996. Additionally, the Company recorded reserves of $.4 million related to this acquisition to provide for the consolidation of existing operations with those of micado (see Note 2 of Notes to Consolidated Financial Statements).

The Company, as of December 31, 1995, provided for $20.1 million in estimated litigation costs arising from proceedings to which the Company is a party.
The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's claims and defenses for these matters (see Item 3, Legal Proceedings, of Part I and Note 8 of Notes to Consolidated Financial Statements). In the first quarter of 1995, the Company recorded a credit of $1.7 million as a further adjustment to the estimated costs of settling its securities class action which were recorded in the fourth quarter of 1994 (see Note 8 of Notes to Consolidated Financial Statements).

As previously disclosed, in December 1994, the Company reached an agreement, which was subsequently approved on May 26, 1995 by the United States District Court for the District of South Carolina, to settle its shareholder class action. The settlement of $31 million was paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action.

As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data processing facilities by beginning migration from BIPOLAR technology to newer CMOS technology. This migration will enable the Company to employ the latest technology in its data center operations and improve the quality of service provided to its customers, as well as take advantage of significant projected future cost savings provided by the efficiency of the new technology and industry projections for decreasing unit costs of this technology. The Company entered into 2 and 4 year renewable lease agreements to acquire this technology (see Notes 4 and 8 of Notes to Consolidated Financial Statements), which will also allow the Company to take advantage of technological advances in this area without the large capital burden and lack of flexibility resulting from the outright purchase of such technology. As a result of the migration, the Company disposed of its existing data processing equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These one-time charges, aggregating $18.4 million, are recorded under Loss on disposition of data processing equipment in the accompanying Consolidated Statement of Operations for the year ended December 31, 1995.

The increase of $15.3 million (27.9%)in other operating costs and expenses from 1994 to 1995 is principally attributable to an increase in the Company's use of outside consultants and independent contractors relating to increased professional services activities and costs of Creative, acquired at December 31, 1994. Additionally, the Company experienced increased operating costs associated with increased total policy management outsourcing services activity (see Revenue discussion above). These increases were offset in part by an increase in amounts capitalized, principally associated with the internal development of the Company's property and casualty insurance and life insurance client/server software systems and by a decrease in general legal costs.

Other operating costs and expenses for 1994 decreased $14.8 million (21.3%) compared with 1993. The decrease is primarily attributable to $16.4 million of charges related to early project terminations, the deductible under the Company's Directors' and Officers' liability insurance policy in response to shareholder litigation, cost overruns on certain projects and other related charges recorded in June, 1993. In addition to these charges, other operating costs and expenses declined as a result of reduced costs associated with equipment sold, a decrease in costs associated with the wind-down of the New Jersey MTF project, a decrease associated with the recovery of certain receivables previously written off, and an increase in amounts capitalized principally related to the internal development of the Company's life software systems. These decreases were partially offset by an increase in operating costs associated with providing total policy management outsourcing services for new customers.

Operating Income

Operating income, after the effects of the gain from the sale of the Health Division and special charges, was $8.6 million for the year ended December 31, 1995. The Company on June 30, 1995, recorded a gain from the sale of the Company's Health Division of approximately $8.1 million (see Note 11 of Notes to Consolidated Financial Statements). Special charges aggregating $64.6 million recorded during the year ended December 31, 1995 relate to impairment and restructuring charges, net ($10.6 million), litigation settlement and other legal expenses ($18.5 million), charges incurred in connection with the restructure of the Company's data center facilities ($18.4 million), and certain charges related to business acquisitions ($17.1 million).

The Company incurred operating losses of $19.7 and $77.1 million for 1994 and 1993, respectively. These losses were solely attributable to various special charges aggregating $71.9 and $98.8 million, respectively. As discussed above, special charges in 1994 relate to impairment and restructuring charges ($35.1 million), charges related to the write-off of purchased research and development costs arising out of the Company's acquisition of Creative in December 1994 ($2.6 million) and charges related to settling the Company's securities class action ($34.2 million). The special charges in 1993 of $98.8 million relate to impairment and restructuring charges of $80.7 million and $18.1 million related to the June 30, 1993 special charge discussed above (see Costs and Expenses).

Operating income, excluding the gain and special charges, was $65.1 million for 1995, compared with $52.2 million for 1994 and $21.7 million for 1993.
The consecutive increases in operating income from 1993 through 1995, excluding the gain and special charges, results principally from increases in initial license revenues from both property and casualty and life insurers of $17.3 million from 1994 to 1995 and $5.1 million from 1993 to 1994, increases in professional and outsourcing services revenues from new international services contracts and new and existing contracts with domestic property and casualty insurance companies and residual markets of $51.3 million from 1994 to 1995 and $29.2 million from 1993 to 1994, and from increases in new professional and outsourcing services revenues from life insurers of $16.4 million from 1994 to 1995 and $24.4 million from 1993 to 1994, principally the result of the acquisition of CYBERTEK in 1993 (see Revenues). Operating income, as a percentage of total revenues, excluding the effects of the gain and special charges as described above, increased to 12.1% for 1995 from 9.7% for 1994 and 4.8% for 1993.


Licensing revenues, as a percentage of total revenues, increased from 16.5% of total revenues for 1993 to 18.1% for 1994 and 19.0% for 1995 (see Revenues). Excluding the effect of licensing revenues from the Company's health division (sold on June 30, 1995 - see Note 11 of Notes to Consolidated Financial Statements) of $3.8 million for 1993, $7.2 million for 1994, and $.3 million for 1995, licensing revenues as a percentage of total revenues increased from 15.8% for 1993 to 16.9% for 1994 and 19.0% for 1995. A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time systems are licensed, there can be significant fluctuations from quarter-to-quarter and year-to-year in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of total initial license revenues and total revenues for each of the years presented:
                             First      Second     Third     Fourth
                            Quarter     Quarter   Quarter    Quarter  Total
                                           (Dollars In Millions)
     1995                    $11.9       $ 9.5     $11.3      $16.1    $ 48.8
Initial license revenues      24.5%       19.4%     23.1%      33.0%    100.0%
Total revenues                 8.9%        7.1%      8.6%      11.6%      9.1%

     1994                    $ 3.6       $10.4     $14.3      $ 9.8    $ 38.1
Initial license revenues       9.5%       27.4%     37.6%      25.5%    100.0%
Total revenues                 3.1%        8.4%     11.3%       7.8%      7.7%

     1993                    $ 8.2       $11.9     $ 3.4      $ 3.0    $ 26.5
Initial license revenues      31.1%       45.0%     12.8%      11.1%    100.0%
Total revenues                 6.9%       10.2%      3.1%       2.7%      5.8%

Revenues from professional and outsourcing services activities, as a function of total revenues increased from 40.5% for 1993 to 42.3% for 1994 and 48.4% for 1995 (see Revenues). Excluding the effects of professional and outsourcing services revenues from the Company's health division (sold on June 30, 1995 - see Note 11 of Notes to Consolidated Financial Statements) of $30.2 million for 1993, $23.1 million for 1994, and $7.1 million for 1995, professional and outsourcing revenues as a percentage of total revenues increased from 36.3% for 1993 to 39.5% for 1994, and 47.7% for 1995.

During 1994, the Company's life insurance systems business benefited from an increase of $14.8 million in licensing revenues and $24.4 million in professional and outsourcing services, which includes the results of CYBERTEK. The Company's decision to develop new releases of certain of its life systems based on the business functions of CYBERTEK software and the process of integrating CYBERTEK functionality into certain components of the Company's Series III applications, had the effect of significantly reducing revenues and operating income from the life insurance services business in the short-term.

The information services businesses, which include property and casualty as well as life information services, produced a combined operating loss for 1994 of $2.9 million. The property and casualty information services business produced an aggregate operating loss of $6.1 million. These results were also weaker than 1993 when the property and casualty business produced an operating loss of $4.6 million, resulting in operating income of $.4 million for all information services. The 1994 performance in property and casualty was reflective of increasing price competition and changing market conditions. During 1994 and 1995, the Company took measures to evaluate and improve the property and casualty information services businesses. Nevertheless, the property and casualty information services business reported a 1995 operating loss of $5.1 million. As a result, the Company decided to cease providing certain property and casualty risk information services (see Note 12 of Notes to Consolidated Financial Statements). Despite growth in the Company's life information services businesses (see Revenues), aggregate information services revenues, which generally produce lower margins than professional and outsourcing services, as a percentage of total revenues has decreased from 42.3% for 1993, to 39.2% for 1994 and 32.1% for 1995.

Other Income and Expenses

During 1994, the Company made large cash expenditures for the acquisition of Creative ($19.9 million) in December 1994, the repurchase of 2,278,537 of the 3,797,561 shares of common stock held by IBM ($56.6 million) in May 1994, the repurchase during the last half of 1994 of 995,500 shares of the Company's outstanding common stock on the open market ($35.3 million) under its 2.5 million share repurchase authorization and payments to settle the shareholder class action and related expenses made principally during the fourth quarter of 1994. Consequently, the Company maintained a lower level of investable funds during 1995, resulting in a decrease in investment income of $3.4 million.

Investment income decreased $3.8 million for 1994 compared with 1993, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of CYBERTEK ($59.7 million) in August 1993, the repurchase in April 1993 of 970,668 shares of the Company's common stock ($48.7 million), the above described purchases in 1994 of the Company's common stock and to a decrease in interest income related to long-term accounts receivable.

As part of the Company's repurchase of 2,278,537 shares of its common stock held by IBM, at a price of $24.71 per share, and the open market repurchase of 995,500 shares of common stock, the Company liquidated a portion of its marketable securities portfolio. The Company incurred a loss on the sale of securities of $1.9 million related directly to this liquidation during 1994 (see Note 11 of Notes to Consolidated Financial Statements).

Income taxes

The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was 61.1%, (47.8%) and (15.5%) for the years ended December 31, 1995, 1994, and 1993, respectively. The effective tax benefit rate in 1993 was significantly lower than the statutory rate due to the nontaxable write-off of goodwill related to impairment (see Note 12 of Notes to Consolidated Financial Statements). The effective tax benefit rate in 1994 changed significantly, due principally to the Company's settlement with the Internal Revenue Service relating to all issues in the 1985 through 1990 examinations. As a result of this settlement, the Company's 1994 provision for income taxes reflected a $6.0 million reduction of taxes provided in prior periods. The effective income tax benefit rate for 1994 also includes the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. The effective income tax rate for 1995 increased further as the result of the Company's expensing, for book purposes, purchased research and development associated with its October 1, 1995 acquisition of micado (see
Note 2 of Notes to Consolidated Financial Statements), nontaxable write-offs of goodwill impairment (see Note 12 of Notes to Consolidated Financial Statements) and differences between the amortization of goodwill for book and income tax purposes. These effects were offset, in part, by the higher tax basis than book basis of the assets divested related to the sale of the Company's Health Insurance Systems Division (see Note 11 of Notes to Consolidated Financial Statements) and differences between the U.S. tax rate and tax rates imposed on the income of foreign subsidiaries.

Liquidity and Capital Resources

                                                           December 31,
                                                         1995      1994
                                                          (In Millions)
Cash and equivalents, marketable securities
  and investments                                      $ 44.6    $ 34.3
Current assets                                          203.5     167.7
Current liabilities                                     105.5      76.8
Working capital                                          98.0      90.9
Current portion of long-term debt                         1.8       4.7
Long-term debt                                           14.9       4.2

Cash provided by operations                             104.7      59.9
Cash (used) provided by investing activities            (98.6)     33.9
Cash provided (used) by financing activities             10.8     (98.9)

The Company's financial condition remained strong at December 31, 1995. The increase in cash and equivalents, marketable securities and investments compared to December 31, 1994 is due principally to cash flows generated by operations, and proceeds from the Company's unsecured credit facilities (discussed below). The Company's current ratio (current assets divided by current liabilities) as of December 31, 1995, decreased slightly from 1994, principally as a result of litigation costs accrued for during 1995 (see Cost and Expenses above and Note 8 of Notes to Consolidated Financial Statements).

Cash provided by operations increased as a result of several factors, including principally the Company's reporting net income for 1995 as opposed to a net loss for 1994, the increase in accounts payable from year-to-year and the Company's liquidation of a portion of its income tax receivable during 1995.


During 1995, the Company reduced its liabilities for accrued restructuring charges and employee severance and outplacement costs by $2.5 million. This reduction included cash outlays of $8.0 million, less $.8 million in non-cash discount amortization. These reductions were offset in part by $1.2 million in additional reserves established in connection with the Company's sale of its health division (see Note 11 of Notes to Consolidated Financial Statements), and $3.7 million in reserves established for the restructure of the Company's property and casualty risk information services business (see Note 12 of Notes to Consolidated Financial Statements).

During 1994, as part of the Company's repurchase of 3.2 million shares of its common stock and payments to settle its securities class action, the Company liquidated a portion of its marketable securities and had net positive cash flow from marketable securities sales/purchasing activity of $112.9 million. The Company did not repurchase any of its outstanding common shares during 1995, and had no significant sales/purchases of securities during this period beyond normal maturities and repurchases.

During 1995, the Company expended $10.0 million to acquire a significant outsourcing contract (see Note 8 of Notes to Consolidated Financial Statements) and $28.2 million to acquire a business in Germany (see Note 2 of Notes to Consolidated Financial Statements). Additionally, the Company's capitalization of software development costs from 1994 to 1995 increased by $16.1 million, principally related to the development of its Series III property and casualty insurance software and CyberLife life insurance software.

On August 11, 1995 the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions. These lines of credit may be used for general corporate purposes (see Note 7 of Notes to Consolidated Financial Statements). During 1995, the Company utilized these facilities to fund, in part, the acquisition of a business in Germany (see
Note 2 of Notes to Consolidated Financial Statements) and other assets during the fourth quarter of 1995.

Significant expenditures planned for 1996, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, building improvements and office furniture, fixtures and equipment ($9.1 million); costs relating to the internal development of software systems ($51.0 million); and payments relating to past business acquisitions ($6.2 million).

On March 14, 1996, the Company announced that it had agreed with GAP Coinvestment Partners and General Atlantic Partners 14 L.P. (collectively "General Atlantic Investors") to repurchase 759,512 of the 1,519,024 shares of the Company's common stock held by the General Atlantic Investors. The repurchase by the Company, at $50.00 per share, approximates an aggregate cash expenditure of $38.0 million. This share repurchase, which is to be financed principally through borrowings under the Company's credit facilities, is expected to be completed during the second quarter of 1996 (see Note 15 of Notes to Consolidated Financial Statements). The remaining 759,512 of the Company's shares owned by General Atlantic Investors will be purchased by Continental Casualty Company, one of the nation's largest insurance companies and a licensee of the Company's Series III Solutions.

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

Factors That May Affect Future Results

The Company's operating results and financial condition can be impacted by a number of factors, including the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

Currently, the Company's business is focused principally within the global property and casualty and life insurance industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facilities, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

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


______________________________________


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this annual report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in Note 14 of Notes to Consolidated Financial Statements and elsewhere herein and in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial
Statements and Supplementary Data
                                                                Page
Report of Independent Accountants                                30

Consolidated Financial Statements and Notes:

    Consolidated Statements of Operations for
       the years ended December 31,
       1995, 1994 and 1993                                       31

    Consolidated Balance Sheets as of December 31,
       1995 and 1994                                             32

    Consolidated Statements of Changes in Stockholders'
       Equity for the years
       ended December 31, 1995, 1994 and 1993                    33

    Consolidated Statements of Cash Flows for the years
       ended December 31, 1995, 1994 and 1993                    34

    Notes to Consolidated Financial Statements                   35

Quarterly Consolidated Results of Operations                     54

Supplemental Schedules:

    Schedule II - Valuation and Qualifying Accounts              55

    Report of Independent Accountants                            56

Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

Policy Management Systems Corporation
Report of Independent Accountants

To the Board of Directors
Policy Management Systems Corporation

We have audited the accompanying consolidated balance sheets of Policy Management Systems Corporation and subsidiaries as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Coopers & Lybrand
Atlanta, Georgia
February 12, 1996


Policy Management Systems Corporation
Consolidated Statements of Operations

                                              Year Ended December 31,
                                            1995       1994       1993
                                             (In Thousands, Except Per
                                                    Share Data)
Revenues:
  Licensing                             $102,092   $ 89,083   $ 74,664
  Services                               435,210    403,623    378,435
                                         537,302    492,706    453,099

Costs and Expenses:
  Employee compensation and benefits     196,885    174,822    167,678
  Computer and communications expenses    30,895     25,426     22,440
  Information services and data
    acquisition costs                    113,536    132,484    130,267
  Impairment and restructuring charges
    , net                                 10,606     30,728     80,733
  Depreciation and amortization of
    property, equipment and intangibles   60,700     57,326     59,289
  Business acquisition charges             2,573        -          -
  Purchased research and development      14,500      2,551        -
  Litigation settlement and expenses, net 18,465     34,194        -
  Gain on sale of Health business
    and related assets                    (8,139)       -          -
  Loss on disposition of data processing
    equipment                             18,422        -          -
  Other operating costs and expenses      70,235     54,920     69,745
                                         528,678    512,451    530,152

Operating income (loss)                    8,624    (19,745)   (77,053)

Other Income and Expenses:
  Investment income                        2,764      6,114      9,898
  (Loss) gain on sale of marketable
    securities                               -       (1,857)     3,388
  Interest expense and other charges      (3,307)    (3,001)    (2,630)
                                            (543)     1,256     10,656

Income (loss) before income taxes
    (benefit)                              8,081    (18,489)   (66,397)

Income taxes (benefit)                     4,942     (8,831)   (10,263)

Net income (loss)                       $  3,139  $  (9,658) $ (56,134)


Net income (loss) per share             $    .16  $    (.46) $   (2.46)


Weighted average number of shares         19,391     20,865     22,858


See accompanying notes.



Policy Management Systems Corporation
Consolidated Balance Sheets

                                                   December 31,
                                                 1995        1994
                                                  (In Thousands,
                                                Except Share Data)
Assets
Current assets:
  Cash and equivalents                       $ 35,094    $ 17,686
  Marketable securities                         4,615      11,051
  Receivables, net of allowance for
    uncollectible amounts
    of $2,042 ($1,024 at 1994)                 95,740      90,474
  Income tax receivable                        25,089      31,072
  Deferred income taxes                        25,144       6,644
  Other                                        17,833      10,798
      Total current assets                    203,515     167,725
Property and equipment, net                   109,183     136,503
Receivables                                     5,885         500
Goodwill and other intangibles, net            89,319      77,763
Capitalized software costs, net               145,982     118,621
Deferred income taxes                          12,793      12,453
Investments                                     4,905       5,567
Other                                           5,492       4,899
      Total assets                           $577,074    $524,031

Liabilities
Current liabilities:
  Accounts payable and accrued expenses      $ 70,589    $ 50,231
  Accrued restructuring charges                 9,456       5,648
  Accrued contract termination costs            1,154       1,819
  Current portion of long-term debt             1,766       4,734
  Income taxes payable                         11,123       2,279
  Unearned revenues                            11,350      11,930
  Other                                            84         215
      Total current liabilities               105,522      76,856
Long-term debt                                 14,873       4,162
Deferred income taxes                          66,929      54,671
Accrued restructuring charges                   4,439      10,796
Other                                           2,639         624
      Total liabilities                       194,402     147,109

Commitments and contingencies (Note 8)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000
   shares authorized                              -           -
Common stock, $.01 par value, 75,000,000
   shares authorized, 19,436,114
   shares issued and outstanding
   (19,362,984 at 1994)                           194         194
Additional paid-in capital                    173,402     170,323
Retained earnings                             210,113     206,974
Foreign currency translation adjustment        (1,037)       (451)
Unrealized holding loss on marketable
   securities                                     -          (118)
     Total stockholders' equity               382,672     376,922
        Total liabilities and
          stockholders' equity               $577,074    $524,031


See accompanying notes.



Policy Management Systems Corporation
Consolidated Statements of Changes in Stockholders' Equity


                                                             Unrealized
                                                    Foreign   Holding
                          Additional               Currency   Loss on
                   Common   Paid-In     Retained  Translation Marketable
                    Stock   Capital     Earnings   Adjustment Securities  Total
                                (Dollars In Thousands)

Balance,
December 31, 1992    $235   $307,906    $272,766    $(1,831)     -        $579,076

Net loss               -         -       (56,134)       -        -         (56,134)
Stock options
  exercised
  (21,777 shares)      -       1,062         -          -        -           1,062
Repurchase of 970,668
  shares of common
  stock               (10)   (48,650)        -          -        -         (48,660)
Issuance of stock to
  employee benefit
  plan (61,715 shares)  1      1,849         -          -        -           1,850
Foreign currency
  translation
  adjustment           -         -           -         (222)     -            (222)

Balance,
December 31, 1993     226    262,167     216,632     (2,053)     -         476,972

Net loss               -         -        (9,658)       -        -          (9,658)
Repurchase of
  3,274,037 shares
  of common stock,
  net of expenses     (32)   (91,844)        -          -        -         (91,876)
Unrealized holding
  loss on marketable
  securities           -         -           -          -      (118)          (118)
Foreign currency
  translation
  adjustment           -         -           -        1,602      -           1,602

Balance,
December 31, 1994     194    170,323     206,974       (451)   (118)       376,922

Net income             -         -         3,139        -        -           3,139
Stock options exercised
  (73,130 shares)      -       3,079         -          -        -           3,079
Unrealized holding
  gain on marketable
  securities           -         -           -          -       118            118
Foreign currency
  translation
  adjustment           -         -           -         (586)     -            (586)

Balance,
December 31, 1995    $194   $173,402    $210,113   $ (1,037)  $  -        $382,672


See accompanying notes.



Policy Management Systems Corporation
Consolidated Statements of Cash Flows

                                             Year Ended December 31,
                                           1995        1994        1993
                                                   (In Thousands)
Operating Activities
  Net income (loss)                      $  3,139   $  (9,658)  $ (56,134)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization          60,700      58,813      63,157
    Deferred income taxes                 (13,125)     (8,192)     (2,997)
    Loss (gain) on sale of marketable
     securities                               -         1,857      (3,388)
    Provision for uncollectible accounts      567         955       1,768
    Impairment charges                      6,756      33,089      54,890
    Loss on disposition of data
     processing equipment                  18,422         -           -
    Purchased research and development     14,500       2,551         -
    Business acquisition charges            2,573         -           -
  Changes in assets and liabilities:
    Accrued restructuring and lease
     termination costs                     (1,713)    (11,595)     25,843
    Receivables                            (5,901)     10,351      19,748
    Income tax receivable                   5,983     (12,299)    (15,873)
    Accounts payable and accrued expenses  16,911       2,241      (1,460)
    Income taxes payable                    8,404       1,104       1,327
    Other, net                            (12,541)     (9,356)     (6,058)
       Cash provided by operations        104,675      59,861      80,823

Investing Activities
  Proceeds from sales/maturities of
   marketable available-for-sale
   securities                              25,000     341,250     382,973
  Purchases of available-for-sale
   securities                             (19,966)   (228,313)   (296,344)
  Proceeds from maturities of
   held-to-maturity securities              5,736       2,217         -
  Purchases of held-to-maturity
   securities                              (3,694)     (1,823)        -
  Acquisition of property and equipment   (24,483)    (24,774)    (39,272)
  Capitalized internal software
   development costs                      (46,770)    (30,666)    (24,698)
  Purchased software                         (711)       (418)     (4,336)
  Proceeds from disposal of property
   and equipment                            4,555        (580)      9,062
  Contract acquisition costs              (10,000)        -           -
  Business acquisitions                   (28,231)    (22,955)    (66,261)
       Cash (used) provided by
        investing activities              (98,564)     33,938     (38,876)
Financing Activities
  Payments on long-term debt              (20,002)     (6,992)     (3,681)
  Proceeds from borrowing under
   credit facility                         27,678         -           -
  Issuance of common stock under
   stock option plans                       3,079         -           690
  Issuance of common stock to
   employee benefit plan                      -           -         1,850
  Repurchase of outstanding common stock      -       (91,876)    (48,660)
       Cash provided (used) by
        financing activities               10,755     (98,868)    (49,801)
Effect of exchange rate changes on cash       542      (1,367)         17
Net increase (decrease) in cash and
   equivalents                             17,408      (6,436)     (7,837)
Cash and equivalents at beginning of
   period                                  17,686      24,122      31,959
Cash and equivalents at end of period    $ 35,094   $  17,686   $  24,122
Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisitions $    -     $   2,347   $   6,580
Supplemental Information
  Interest paid                             2,323       2,342       1,579
  Income taxes paid                         2,793      10,249      13,431


See accompanying notes.


Policy Management Systems Corporation
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries (the Company) all of which are wholly-owned. All material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

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

Marketable Securities

Prior to January 1, 1994, interest-bearing marketable securities were stated at amortized cost, which approximated market value. Current marketable securities are stated at the aggregate of lower of cost or market and a valuation allowance is provided for the excess, if any, of cost over market. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments. Gains or losses on marketable securities are determined on the specific identification method.

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

Gains and losses on dispositions of property and equipment are determined based on the difference between the cash plus the fair value of any assets received (in the case of a nonmonetary transaction) less the net book value of the asset disposed of at the date of disposition.

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

The Company amortizes goodwill over an estimated life of 15 years for goodwill related to information and computer services company acquisitions and 10 years for goodwill related to software company acquisitions. The Company believes these lives appropriately reflect the current economic circumstances for such businesses and the related period of future benefit. Longer lives will be used for future business acquisitions only where independent third party studies support such lives.

Other identifiable purchased intangible assets are being amortized on a straight-line basis over their estimated period of benefit ranging from 5 to 10 years.

Capitalized Software Costs

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS 86), certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. The Company amortizes such software costs over five years and uses the straight-line method over the estimated useful life. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $.9, $2.5 and $2.7million for the years ended December 31, 1995, 1994 and 1993, respectively. The Company also recorded write-offs of $14.5 and $2.6 million representing purchased research and development costs during 1995 and 1994, respectively (see Note 2). The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized in the period it is determined.

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

Net Income (Loss) Per Share

Net income (loss) per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are common stock equivalents, and are excluded from the computation of net income (loss) per share since their dilutive effect is immaterial.

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

New Accounting Standards

The American Institute of Certified Public Accountants has issued Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs," which is effective for fiscal years beginning after June 15, 1994. SOP 93-7 generally requires that advertising costs, with certain exceptions, be expensed as incurred or the first time the advertising takes place. As the Company has historically expensed advertising costs as incurred, the effects of the Company's adoption of SOP 93-7 during 1995 did not have a material effect on the Company's consolidated financial statements. Advertising expenses for 1995, 1994 and 1993 were $.6, $.5 and $.4 million, respectively.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS 121). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company will adopt SFAS 121 in 1996. As the Company's accounting policies have provided for similar accounting treatment, the effect of adoption is not expected to be material to the Company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which the Company will adopt in 1996. This Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company is evaluating the new statement and will determine whether to adopt the recognition or disclosure alternative of the statement in the first quarter of 1996. Neither alternative is expected to have a material effect on the Company's results of operations or financial condition.

Note 2.  Acquisitions

On October 1, 1995, the Company acquired micado Beteiligungs-und Verwaltungs GmbH (micado). Headquartered in Germany, micado is principally a software provider to German insurance and financial services companies. The acquisition was financed principally from cash provided by operations and borrowings under the Company's credit facilities.The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 1995, includes the results of operations of micado from the date of acquisition. In connection with the acquisition, the Company recorded an estimated liability of $.4 million at October 1, 1995, included in Impairment and restructuring charges, net in the accompanying Consolidated Statements of Operations, to provide for certain relocation and severance costs of consolidating existing operations in Germany with micado. At October 1, 1995, the Company also recorded a charge of $14.5 million representing purchased research and development for which technological feasibility had not yet been established and for which there is no alternative future use. Under the terms of the purchase agreement, payment of approximately $6.2 million of the purchase price has been deferred and is payable at certain intervals over the year subsequent to the date of acquisition.

On December 31, 1994, the Company acquired all of the outstanding capital stock of Creative Group Holdings, Limited (Creative). Creative, headquartered in the United Kingdom, is a British holding company whose wholly-owned subsidiaries provide software consulting, development, licensing and financing services to medium-sized general insurance companies. Creative has offices in England, Australia and Southeast Asia. The acquisition of Creative was recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1994, does not include the results of operations of Creative for the period. The Consolidated Balance Sheet as of December 31, 1994, includes the assets and liabilities as of that date. In connection with the acquisition, the company recorded an estimated liability of $2.0 million at December 31, 1994, to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom ($1.8 million) and relocation and severance costs of consolidating its existing operations in the United Kingdom with Creative ($.2 million). These costs are included in Impairment and restructuring charges, net in the accompanying Consolidated Statements of Operations for the year ended December 31, 1994. At December 31, 1994, the Company also recorded a charge of $2.6 million representing purchased research and development for which technological feasibility had not yet been established and for which there is no alternative future use.

On August 24, 1993, the Company consummated the acquisition of all of the outstanding stock of CYBERTEK Corporation (CYBERTEK), for an aggregate consideration of $59.7 million in cash. CYBERTEK had over 20 years of experience in serving the data processing needs of the life insurance industry by designing and delivering a combination of data processing services, consulting services, and software. The acquisition was recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1993 includes the results of operations of CYBERTEK only from the date of acquisition.

The total costs of the above acquisitions were determined, and assigned to the net assets acquired, as follows:


                                                   micado     Creative   CYBERTEK
                                                    1995       1994       1993
                                                         (In Thousands)
Total consideration paid                         $30,806      $19,634   $58,152
Direct costs of acquisition                          915          304     1,575
Total cost to be assigned to net assets acquired  31,721       19,938    59,727
Add  - Liabilities assumed.                       12,762        8,789    13,876
Less  - Cost assigned to tangible and identifiable
            intangible assets acquired            25,840       15,560    47,338
        - Write-off of purchased research and
            development                           14,500        2,551       -
Cost assigned to goodwill                        $ 4,143      $10,616   $26,265



Supplemental pro-forma information is not presented since these acquisitions were not material to the Company's consolidated results of operations taken as a whole.

During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe which was expected to close during the fourth quarter of 1995 and was not consummated.

Note 3.  Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. Net unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of Stockholders' Equity. The Company has no securities classified as trading securities.

Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. There were no sales of marketable securities during the year ended December 31, 1995. For the year ended December 31, 1994, the Company received $145.9 million proceeds from sales of available-for-sale securities, and recognized $1.9 million in gross realized losses, based on the specific identification method. The net unrealized holding gain on available-for-sale securities for the years ended December 31, 1995 and 1994, included as a component of shareholder's equity is a gain of $.1 million and loss of $.1 million, respectively. There were no sales or transfers of debt securities out of the held-to-maturity category during the year ended December 31, 1995.

As of December 31, 1993, the amortized cost of the Company's marketable securities was $132.6 million, with a market value of $135.0 million.

The following is a summary of available-for-sale and held-to-maturity securities included in marketable securities as of December 31, 1995:


                                       Gross       Gross
                                      Amortized  Unrealized   Unrealized  Unrealized
                                        Cost       Market       Gains      Losses
                                                     (In Thousands)
Available-for-Sale Securities:
  Short-Term
    Municipal bonds and notes           $  3,005    $  3,005     $   7     $  (7)
    U.S. Government bonds and notes        1,001       1,001        -         -
      Total                             $  4,006    $  4,006     $   7     $  (7)



Held-to-Maturity Securities:
  Short-Term
    Municipal bonds and notes           $    609    $    611     $   2     $  -
    U.S. Government bonds and notes          -           -          -         -
                                             609         611         2        -

  Long-Term
    Municipal bonds and notes              4,905       4,981        76        -
    U.S. Government bonds and notes          -           -          -         -
                                           4,905       4,981        76        -
      Total                             $  5,514    $  5,592     $  78     $  -


The following is a maturity summary of the available-for-sale and the held-to-maturity securities included in marketable securities as of December 31, 1995:



                                               Available-for-Sale  Held-to-Maturity
                                             Amortized            Amortized
                                               Cost      Market     Cost     Market
                                                          (In Thousands)
Due within 1 year                          $   2,013   $  2,019   $   609    $   611
Due after 1 year through 5 years               1,993      1,987     2,564      2,593
Due after 5 years through 10 years               -          -       2,341      2,388
Due after 10 years                               -          -         -          -
      Total                                $   4,006   $  4,006   $ 5,514    $ 5,592



The following is a summary of available-for-sale and held-to-maturity securities included in marketable securities as of December 31, 1994:


                                              Gross     Gross
                                            Amortized Unrealized   Unrealized   Unrealized
                                              Cost      Market        Gains        Losses
                                                            (In Thousands)
Available-for-Sale Securities:
  Short-Term
    Municipal bonds and notes               $  1,000   $ 1,000          -           -
    U.S. Government bonds and notes            2,957     2,942          -       $  (15)
                                               3,957     3,942          -          (15)

  Long-Term
    Municipal bonds and notes                  4,033     3,946       $  11         (98)
    U.S. Government bonds and notes            1,032     1,016          -          (16)
                                               5,065     4,962          11        (114)
      Total                                 $  9,022   $ 8,904       $  11      $ (129)



Held-to-Maturity Securities:
  Short-Term
    Municipal bonds and notes               $    102   $   101       $  -       $   (1)
    U.S. Government bonds and notes            2,045     1,983          -          (62)
                                               2,147     2,084          -          (63)

  Long-Term
    Municipal bonds and notes                  5,567     5,320          -         (247)
    U.S. Government bonds and notes              -         -            -           -
                                               5,567     5,320          -         (247)
      Total                                 $  7,714   $ 7,404       $  -       $ (310)



Note 4.  Property and Equipment

A summary of property and equipment is as follows:



                                              Estimated        December 31,
                                             Useful Life         1995           1994
                                               (Years)        (In Thousands)
Cost:
Land                                              -           $   2,566    $   2,566
Buildings and improvements                      10-40            61,649       60,456
Construction in progress                          -                 121          461
Leasehold improvements                           1-10             2,220        2,407
Office furniture, fixtures and equipment         5-15            40,540       42,828
Data processing and communications equipment
 and support software                            2-5            100,742      149,026
Other                                            3-5              4,913        4,360
                                                                212,751      262,104
Less: Accumulated depreciation and amortization                (103,568)    (125,601)
Property and equipment                                        $ 109,183    $ 136,503



Depreciation and amortization charged to expense was $28.1, $28.7 and $27.2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data processing facilities by beginning migration from BIPOLAR technology to newer CMOS technology. The Company entered into renewable lease agreements for this technology (see Note 8). As a result of the migration, the Company disposed of its existing central processing unit and associated equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These one-time charges, aggregating $18.4 million, are recorded under Loss on disposition of data processing equipment in the accompanying Consolidated Statement of Operations for the year ended December 31, 1995.

Note 5.  Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets is as follows:




                                             December 31,
                                            1995       1994
                                           (In Thousands)
Goodwill                                $ 61,341   $ 65,961
Customer lists                            20,503     17,984
Contract acquisition costs                15,000      5,000
Covenants not to compete                   5,291      2,461
Other                                      6,189      1,701
                                         108,324     93,107
Less: Accumulated amortization           (19,005)   (15,344)
Goodwill and other intangible assets,
   net                                  $ 89,319   $ 77,763



Goodwill and other intangible assets with an aggregate carrying value of $5.2 million were written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 12). Amortization charged to expense was $9.3, $8.7 and $9.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 6.  Capitalized Software Costs

A summary of capitalized software costs is as follows:

                                            December 31,
                                          1995       1994
                                          (In Thousands)
Internally developed software           $210,686   $154,992
Purchased software                        26,265     32,305
                                         236,951    187,297
Less: Accumulated amortization           (90,969)   (68,676)
Capitalized software costs, net         $145,982   $118,621


Purchased software with an aggregate carrying value of $1.5 million was written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 12). Amortization charged to expense was $23.2, $19.8 and $22.4 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 7.  Long-Term Debt and Other Borrowings

Long-term debt is as follows:

                                                       December 31,
                                                     1995       1994
                                                      (In Thousands)
Credit facility borrowings (net of unamortized
  deferred arrangement costs)                     $ 14,746       -
Notes payable, due January 1996, interest
  at 8.25%                                           1,893  $  8,896
                                                    16,639     8,896
Less: Current portion                                1,766     4,734
Long-term debt                                    $ 14,873  $  4,162


On August 11, 1995, the Company entered into two unsecured credit facilities of $100 million each with a syndicate of financial institutions to provide an additional source of funds for general corporate purposes. The first $100 million facility bears a term of 364 days. The second $100 million facility bears a term of 3 years. Borrowings under the facilities bear interest payable at per annum rates based upon the Morgan Guaranty Trust Company's Prime Rate, the Federal Funds Rate, the London Interbank Offering Rate or the yield on certain certificates of deposit as appropriate, plus a spread above certain of these rates ranging from .4% to .75% dependent upon certain financial ratios of the Company. Additionally, the Company pays a per annum facility fee on the aggregate amount of the commitments ranging from .1875% to .375% dependent upon certain financial ratios of the Company. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth. The average interest rate applicable to borrowings under these credit facilities during the year ended December 31, 1995 was 6.34%.

During the fourth quarter of 1994, the Company entered into an unsecured line of credit agreement with a bank for the purpose of supporting temporary working capital needs. The rate of interest to be charged on borrowings under this line of credit was the 90-day London Interbank Bid Offer Rate (LIBOR) plus one percent. As a result of the execution of the credit facilities described above, the Company discontinued this line of credit.

Note 8.  Commitments and Contingencies

Commitments

On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. The March 27, 1995 agreement replaced three five-year term agreements executed in 1993, and other related agreements. Minimum contract payments by the Company over the initial ten year term aggregate $33.0 million payable in specified annual installments which escalate over the ten year period. The first annual installment due March 31, 1995 was reduced by $1.5 million to reflect the application of a pre-payment credit relating to a prior agreement which was terminated. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee (beginning 1997 for the 1996 annual period) equal to a specified annual percentage of the Company's applicable annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined.

On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data processing and other professional services as required. The minimum contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company incurred costs of $10 million related to this agreement in the second quarter of 1995 ($5 million in the fourth quarter of 1994), which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement. At December 31, 1995, the net unamortized amounts related to this continuing agreement, included in other intangible assets, were $13.7 million.

During December 1995, as part of the restructuring of its data processing facilities (see Note 4), the Company entered into 2 and 4 year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial term of the agreements aggregate $6.0 million payable in specified monthly installments. At the end of the term of each agreement, the Company has the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease. The Company has the guaranteed option to renew the two year lease for two more years with then current technology at not-to-exceed cost.

The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $7.1, $7.4 and $7.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. An amount of $1.8 million for lease abandonment charges is included in Impairment and restructuring charges, net in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994. Amounts of $7.8 million for lease termination costs and $12.2 million for lease abandonment charges are included in the Impairment and restructuring charges, net in the accompanying Consolidated Statement of Operations for the year ended December 31, 1993 (see Note 12).

The Company leased certain data processing and related equipment primarily under operating leases expiring through 1995. Rent expense under operating leases for such equipment was $4.9, $5.2 and $4.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 19 years aggregating $11.3 million related to a leasehold planned for future abandonment (see Note 12):

                                                       Facilities
Year Ending December 31,                             (In Thousands)
  1996                                                   $11,609
  1997                                                     6,676
  1998                                                     3,393
  1999                                                     2,277
  2000                                                     1,537
  Thereafter                                               6,788
Total                                                    $32,280

Contingencies - Legal Proceedings

In December 1994, the Company reached an agreement, which was subsequently approved on May 26, 1995, by the United States District Court for the District of South Carolina, to settle its shareholder class action. The settlement of $31 million was paid by the Company's Directors' and Officers' Liability Insurance Carrier, the Company's former accountants and the Company. The Company's portion of the settlement and associated litigation costs resulted in a special one-time charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. This represents the Company's portion of the total settlement, plus the Company's litigation costs of $18.1 million ($11.2 million after tax), less the recovery from the insurance company. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action.

In June 1993, the Securities and Exchange Commission (SEC) commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with the power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with this investigation.

The Company also had been advised that the United States Attorney for the District of South Carolina was conducting an investigation into issues raised by the shareholder class action and SEC investigation described above. In January of 1996, the Company received a letter from the United States Attorney advising that the investigation had been terminated and advising that the United States Justice Department had closed its files on this matter.

In March 1994, Security Life of Denver Insurance Company (SLD) brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trading practices and fraud. Despite the fact that the plaintiff expressly agreed by contract to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $80 million. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against SLD for fraud, breach of contract and failure to pay, unauthorized use of the Company's software systems, misappropriation of trade secrets, unfair trade practices, conversion of the Company's systems, unjust enrichment and fraudulent concealment. The Company is seeking in excess of $80 million against SLD. The Company is also seeking an injunction prohibiting SLD from continuing unauthorized use of certain of the Company's systems and unauthorized use of the Company's trade secrets.

In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association (CSAA) brought suit against the Company in the United States District Court for the Northern District of California alleging breach of contract and implied covenants of good faith and fair dealing, as well as fraud and negligent misrepresentation concerning certain early versions of systems licensed by the Company. Despite the fact that the plaintiffs contractually agreed to exclude from any dispute all indirect and/or consequential damages, they now assert claims for direct, indirect, consequential and punitive damages alleged to be in excess of $200 million. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes. The Company is also vigorously pursuing counterclaims against the plaintiffs. The Company's claims against the plaintiffs are for breach of contract, failure to pay, and recoupment. In January of 1996, the Court considered motions for summary judgment presented by both CSAA and the Company seeking to dismiss the parties' respective claims. These motions were denied, however, the Court entered an order which limited any recovery by the Company at trial on its counterclaims to breach of contract damages and recoupment of the discounts granted to CSAA, which damages and recoupment are approximately $6 million. The jury trial of this matter commenced on March 4, 1996, and is expected to conclude in late April or early May 1996.

Also in January of 1996, the Company and Liberty Life Insurance Company each filed a complaint against the other arising from a previously disclosed contract dispute from the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's Cybertek life insurance systems. The Company's complaint against the defendants (Liberty Life Insurance Company, the Liberty Corporation, and Liberty Insurance Services) was filed in Richland County, South Carolina, alleging breach of contract, recoupment, breach of good faith and fair dealing, breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including preliminary and permanent injunctions, and currently an unspecified amount for actual, compensatory, and consequential damages. The Liberty Life Insurance Company's complaint against the Company was filed in Greenville County, South Carolina, alleging breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recision. Liberty Life Insurance Company has alleged actual and consequential damages of approximately $30 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is vigorously pursuing a prompt resolution through all available legal processes.

The Company was informed by its insurer, St. Paul Mercury Insurance Company (St. Paul), that based upon the allegations raised in the SLD and CSAA lawsuits, St. Paul does not believe it would be obligated under the Company's insurance policies to reimburse defense costs or indemnify the Company for any payments relating to these claims. The Company disagrees with this conclusion and on June 20, 1995 the Company's insurer commenced a declaratory judgment action to determine the insurer's obligations related to defense costs and indemnity related to these two lawsuits. As a result of this action, the Company has filed a counterclaim against St. Paul alleging St. Paul's breach of two (2) insurance policies issued to the Company by St. Paul and breach of good faith and fair dealing by St. Paul. The Company seeks to recover the Company's defense costs in the CSAA and SLD matters, coverages for damages, if any, awarded in those matters, and consequential and punitive damages.

As a result of the action of St. Paul described above, the Company determined it was probable the Company would incur litigation expenses arising in the CSAA and SLD matters through their anticipated conclusion during 1995 of $7.9 million and provided for these expenses at June 30, 1995. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's claims and defenses for these matters. The Company re-evaluated its estimate of anticipated liability for expenses to be incurred in the proceedings described above due to the continuance of the CSAA and SLD trial dates into 1996, the SEC investigation continuing into 1996, and the litigation with St. Paul and Liberty. As a result of this re-evaluation, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with these matters and at December 31, 1995, provided an additional $12.3 million for the estimated future litigation expenses arising from these matters during 1996. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

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

Note 9.  Income Taxes

A reconciliation of the difference between the actual income tax provision (benefit) and the expected provision (benefit), computed using the applicable statutory rate is as follows:

                                             Year ended December 31,
                                            1995      1994      1993
Provision for taxes at the
  statutory rate                            35.0%    (35.0)%   (35.0)%

Increase (decrease) in provision from:
  Goodwill                                 (31.4)     25.1      22.9
  Internal Revenue Service settlement         -      (32.5)       -
  Revaluation of deferred state
    income tax liability                    (4.0)     (5.4)       -
  Purchased research and development        62.7       4.8        -
  Nontaxable investment income              (1.8)     (6.7)     (3.6)
  State and local income taxes,
    net of federal tax effect                3.0      (0.2)     (1.4)
  Differences in foreign and US tax rate   (23.2)      0.3        -
  Deferred tax asset valuation allowance    14.8        -         -
  Increase in statutory rate                  -         -        1.6
  Other                                      6.0       1.8        -
                                            26.1%    (12.8)%    19.5%
Effective income tax
  provision (benefit) rate                  61.1%    (47.8)%   (15.5)%


An analysis of the income tax provision (benefit) is as follows:

                                            Year ended December 31,
                                            1995      1994      1993
                                                 (In Thousands)
Current taxes                           $  1,451  $ (5,607) $ (7,266)
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization
      of property, equipment and
      intangibles                         (1,748)   (7,808)    3,834
    Capitalized software
      development costs                    8,876     6,555     4,914
    Impairment and restructuring of
      operations                           1,312     2,145   (12,855)
    Internal Revenue Service
      settlement                             -      (6,000)      -
    Revaluation of deferred state
      income tax liability                  (497)     (999)      -
    Accrued litigation settlement
      and expense                         (3,445)   (1,489)      -
    Other                                 (1,007)    4,372     1,110
                                           3,491    (3,224)   (2,997)
Total income tax
      provision (benefit)               $  4,942  $ (8,831) $(10,263)

An analysis of the net deferred income tax liability is as follows:
                                                  December 31,
                                               1995         1994
                                                (In Thousands)
Current deferred assets:
Net operating loss carryforward             $11,824      $   411
Accrued legal fees                            4,915        1,476
Foreign tax credit carryforward               2,437          -
Other                                         5,968        4,757
          Current deferred assets            25,144        6,644

Long-term deferred assets:
Impairment and restructuring of operations    4,520        5,743
State tax credits                             4,801        4,945
Other                                         3,472        1,765
          Long term deferred assets          12,793       12,453
          Total deferred assets             $37,937      $19,097



Current deferred liabilities:
Other                                       $   691      $   613
          Current deferred liabilities          691          613

Long-term deferred liabilities:
Depreciation and amortization of property,
   equipment and intangibles                 16,217       13,743
Capitalized software development costs       47,321       38,625
Other                                         3,391        2,303
          Long-term deferred liabilities     66,929       54,671
          Total deferred liabilities        $67,620      $55,284


The Company generated a $26.9 million net operating loss for the year ended December 31, 1995 for tax purposes. This loss, which is anticipated to be carried forward, will expire in 2010. Additionally, the Company has loss carryforwards from acquired companies of approximately $.7 million at December 31, 1995. The acquired loss carryforwards are subject to an annual limitation and will expire in 2002. Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1995 totaling approximately $7.0 million, which may be used to offset future taxable income. The carryforwards have no expiration period.

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

The Company's U.S. income tax returns for the years 1985 through 1990 have been examined by the Internal Revenue Service (IRS). The Company reached a final settlement with the IRS related to all issues in the 1985 through 1990 examinations. As a result of this settlement, the Company paid $3.9 million and reduced its provision for income taxes for the year ended December 31, 1994 by $6.0 million for taxes provided in prior periods. The IRS is conducting its normal examination of the Company's consolidated federal income tax returns for the years 1991 through 1993. The Company believes that adequate amounts of federal income tax have been provided for in its consolidated financial statements for these years.

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $7.3 million at December 31, 1995) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, foreign tax credits would be available to substantially offset the resulting U.S. income tax.

The Company has foreign tax credit carryforwards at December 31, 1995 of $2.4 million which will expire on December 31, 2000. The Company recorded a valuation allowance of $3.1 million at December 31, 1995 related to certain deferred tax assets that are not anticipated to be utilized.

Note 10.  Employee Benefit Plans

Profit Sharing Plan and Trust

Prior to July 1, 1995, eligible employees were covered under the Policy Management Systems Corporation Profit Sharing Plan and Trust. The Company's contributions to this Plan were determined by the Board of Directors of the Company. Employees made no contributions to this Plan. The Company made no contributions to the Plan for 1995, 1994 and 1993 and on July 1, 1995, all accounts of all Participants in this Plan were merged into the Company's 401(k) Retirement Savings Plan.

401(k) Retirement Savings Plan

The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan to eligible employees. Prior to January 1, 1995, Participants could elect to contribute up to 10% of their salary to the Plan, on either a before-tax basis, an after-tax basis, or a combination of both. The Company made a matching contribution of 50% for the first 6% of salary contributed by the Participant. Beginning January 1, 1995, the Company made a matching contribution of 100% of the first 3% of salary contributed by the Participant and a matching contribution of 50% of the next 3% of salary contributed by the Participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, Participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Until October 31, 1993, all non-vested and current Plan year Company contributions were invested in common stock of the Company. Non-vested and current Plan year Company contributions for the period November 1, 1993 through June 30, 1995 were invested in a government money market fund. Beginning July 1, 1995, non-vested and current Plan year Company contributions were again invested in common stock of the Company. The Company's contribution on behalf of participating employees was $3.5, $2.2 and $1.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Stock Ownership Plan

In May 1995, the Company established a stock ownership plan through which eligible employees of the Company and its participating affiliates may acquire shares of the Company's common stock through regular payroll deductions. Participants may make after-tax contributions in multiples of $5.00, with a minimum deduction per pay period of $10.00 and a maximum deduction per pay period of the lesser of $900.00 or 10% of regular salary. The Company makes a matching contribution equal to 15% of Participant contributions. Participants who withdraw shares acquired under the Plan within two years of the date of purchase are ineligible to make further contributions to purchase shares under the Plan for twelve months after such withdrawal.

Stock Option Plans

The Company has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company. In January 1993, options were granted under the Company's 1993 Long-Term Incentive Plan for Executives, subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders in April 1993, amendments increasing the number of shares available for grant under the 1989 Stock Option Plan and the 1993 Long-Term Incentive Plan for Executives were approved.

In January and February 1994, options were granted under the 1993 Long-Term Incentive Plan for Executives to two new executive officers, according to the formula in the plan. In May 1994, options were granted under the 1989 Stock Option Plan to eligible employees. In October 1994, additional options were granted under the 1989 Stock Option Plan to the Directors and to certain senior executives, a portion of which were subject to approval by the Company's stockholders of an amendment to increase the number of shares reserved for issuance under that plan. In November 1994, options were granted to a new Director under the 1989 Stock Option Plan, subject to approval by the Company's stockholders of the aforementioned amendment. At the annual meeting in May 1995, the amendment was approved. Pursuant to the formula regarding promotions of participating officers, as set forth in the 1993 Long-Term Incentive Plan for Executives, options were granted under this plan to certain individuals who were promoted since participating in the plan.

In January, July and October 1995, options were granted under the 1993 Long-Term Incentive Plan for Executives to five officers, promoted during 1995, according to the formula in the plan. In May and November 1995, options were granted under the 1989 Stock Option Plan to eligible employees. In July 1995, additional options were granted under the 1989 Stock Option Plan to certain senior executives.

Option activity under all of the stock option plans is summarized as follows:

                                          Year Ended December 31,
                                        1995        1994        1993
Shares under option at beginning
   of year                         2,804,328   1,725,119   1,202,856
Granted                              674,359   1,361,143     592,500
Exercised                            (73,130)      -         (21,777)
Forfeited                           (299,393)   (281,934)    (48,460)
Shares under option at
  end of year                      3,106,164   2,804,328   1,725,119


Shares under option exercisable
  at end of year                   1,119,562     878,165     766,805


Shares available for
  future grant                     1,995,162     174,653   1,175,916



The exercise price of options exercised under plans, other than under the 1993 Long-Term Incentive Plan for Executives, during the years ended December 31, 1995, 1994 and 1993, were $15.13 to $49.63. The exercise prices of shares under option at December 31, 1995, 1994 and 1993, other than under the 1993 Long-Term Incentive Plan for Executives, were $15.13 to $69.38.

All options granted under plans, other than those granted under the 1993 Long-Term Incentive Plan for Executives, have exercise prices at 100% of market value at date of grant and, other than those granted in October 1994 and after, are exercisable at the rate of 33 1/3% per year (cumulative) beginning one year from date of grant. The options granted in May, July and November 1995 are exercisable at the rate of 20% per year (cumulative), beginning one year from date of grant. The options granted in October 1994 to the senior executives are exercisable at the rate of 33 1/3% per year (cumulative) beginning three years from the date of grant.

Options granted in 1993 under the 1993 Long-Term Incentive Plan for Executives have exercise rights at 105% of market value at the date of grant. All of these options have an exercise price of $81.90. (For individuals who were or may be selected later to participate in the 1993 Long-Term Incentive Plan for Executives or for additional options which were granted or may be granted to participants due to promotions, said percentage is based on the year the individual was or may be selected or promoted as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996 - 102%; 1997 - 101%; and 1998 - 100%.) Options
granted under the plan in 1993 become exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who were selected or may be selected to participate in the plan and for additional options which were granted or may be granted to participants due to promotions, the number of options granted and what percentage becomes exercisable on the above dates are determined according to formulas described in the plan.

Note 11.  Certain Transactions

On June 30, 1995, the Company sold its Health Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expenses of $.5 million, the net book value of assets sold of $.5 million, liabilities resulting from the sale, including severance liabilities for certain employees and other reserves of $1.5 million, and the present value of a sublease executed by the purchaser for certain office space of $1.3 million, the Company recorded a pre-tax gain of $8.1 million, which has been recorded under "Costs and Expenses" in the Consolidated Statements of Operations for the year ended December 31, 1995.

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

Pursuant to a stock repurchase program approved by the Board of Directors in July 1994, the Company may purchase from time to time up to 2.5 million shares of its issued and outstanding common stock. This program is flexible as to the timing and method of acquisition of these shares. As of December 31, 1994, the Company had repurchased, on the open market, 995,500 shares of its common stock for a total of $35.3 million. There were no shares repurchased during the twelve months ended December 31, 1995.

Note 12.  Impairment and Restructuring Charges

The Company, as a result of significant changes in the property and casualty insurance industry, experienced a $5.1 million operating loss (before interest and income taxes) in its property and casualty domestic automobile and risk information services business in 1994 ($.8 million for automobile and $4.3 million for risk) on revenues of $128.9 million ($102.5 million for automobile and $26.4 million for risk). Although the Company took actions during 1994 to improve the overall performance of these businesses, such as implementing management changes, realignment and consolidation of field offices, and refining and enhancing current product offerings, these businesses continued to reflect declining sales and earnings, with the loss of key customers. The Company determined that there was a trend towards reduced sales and acceptance of new business in the industry as a result of multiple years of major catastrophic losses affecting this industry. The Company believes that this industry reacted to these catastrophic losses by focusing on risk concentration and in many cases making deliberate decisions to discontinue writing business in certain high risk areas, and some insurers ceased doing business or withdrew from certain states. Although the Company consolidated its branch network offices to lower its fixed costs, this did not offset the increasing variable costs incurred due to the geographic dispersion of the Company's customer base. As competition increased, leading to intense price competition among information providers, the Company's competitors, through package pricing, were offering certain competing products to the market below the Company's cost. The Company believed that the combination of factors would result in a continued decline in demand for certain information services.

As a result of a detailed business assessment, revised forecasts of discounted expected future cash flows and the application of the Company's accounting policy to evaluate recoverability, the Company determined that the carrying value of certain intangible assets of these businesses was not fully recoverable. The Company recorded, at October 1, 1994, impairment charges of $19.1 million to write-off the carrying value of certain identifiable intangible assets ($6.4 million) and goodwill ($12.7 million) related to its property and casualty automobile and risk information services businesses.

During November, 1995, the Company entered into an alliance with a leading database information enterprise to provide this enterprise with motor vehicle reports and receive access to a database containing approximately 80% of the available automotive claims history information in the United States. This agreement is expected to contribute to the long-term improvement of the automobile information services business, although the combination of the above existing factors may result in continued near-term losses. For the year ended December 31, 1995, the automobile information services business reported a loss of $1.1 million on revenues of $87.6 million.

During 1995, the Company continued to examine its options to improve the overall performance of the risk information services business. Options considered by the Company regarding this business included price increases, outsourcing arrangements with other providers, automation of its field force and a continued consolidation of field offices. The price increases and the consolidation of its field offices, implemented during the first and second quarters of 1995, did reduce the Company's operating losses by the third quarter of 1995, but not significantly. Additionally, the Company was not successful in its efforts to outsource the business, because major vendors in the market provided database information to insurance companies and were not interested in performing data collection services. The Company determined automating the field force was not economically justified. The risk information services business continued to reflect declining sales and earnings, reporting revenues of $22.7 million for the year ended December 31, 1995 and an operating loss of $4.2 million.

The Company, as a result of its continued detailed business assessment, determined that there were no further services or investment alternatives that could bring these operations to profitability and that the cash losses related to the risk information services business would continue into the future. As a result, the Company decided to restructure its property and casualty information services business and cease providing certain data collection services, including property inspections, commercial audits and pre-employment checks. The Company decided to sell the pre-employment business and completely cease and abandon operations in property inspections and commercial audits. As a result, the Company recorded, at December 31, 1995, restructuring charges of $3.7 million for disposal and severance charges related to exiting these operations.

As a result of less than expected financial results for 1994 relating to the Company's on-site medical correspondence information services business, acquired in February 1993, the Company attempted to improve the results of the business by closing unprofitable offices and modifying the volume and type of services offered. These modifications resulted in an increase in staffing requirements and equipment expense, however, the anticipated increase in revenues did not occur, and the 1995 financial results of the business fell short of expectations. The Company performed a detailed assessment of the business and, expects a continuing decline in revenues and cash flows. Additionally, the Company expects that the state of Georgia will pass legislation in 1996 which would reduce the fees that could be charged for such services. Based on these, as well as other factors, the Company determined that the expected future cash flows of this business did not support the carrying value of the related goodwill and identifiable intangible assets. As a result, at October 1, 1995, the Company recorded impairment charges of $1.8 million to write-off the carrying value of the identifiable intangible assets ($1.1 million) and goodwill ($.7 million).

As part of a 1983 business acquisition, the Company acquired a billing and collection system (CABILS), which was originally utilized in specialty processing or the processing of assigned risk business for the Company's customers (principally those customers acquired in the business acquisition) and, later, evolved into the basis for a portion of the Company's full property and casualty total policy management processing for voluntary as well as assigned risk business. During 1995, several of the Company's customers of this business opted to either move some or all states served by them to LAD servicing carriers or to not renew their agreements for these services for other reasons. In addition, the Texas Plan implemented rate increases and a mandatory takeout plan which had the effect of further decreasing the number of policies served by the Company. During 1995, the Company decided to migrate its property and casualty total policy management processing to its Series III technology, replacing the software acquired in 1983. Based on a detailed business assessment performed by the Company, the anticipated discounted cash flows for this business for the period until the Series III migration is completed do not support the carrying value of the software and related goodwill associated with this business. As a result, the Company recorded, at October 1, 1995, impairment charges of $2.8 million to write-off the carrying value of the software ($.4 million) and related goodwill ($2.4 million).

During 1995, the Company ceased the active marketing of certain processing software utilized in the processing of Individual Accident and Health business by the Company's life business. Revenue growth for this product, if any, is expected to come from existing clients adding policy volume through traditional new business sales or by the acquisition of new, multi-policy blocks of business, however, the existing customer base is expected to ultimately decrease as processing contracts expire. A discounted cash flow valuation performed by the Company under the above assumptions indicated that the expected discounted future cash flows of this business do not entirely support the carrying value of the goodwill associated with this business, which was originally acquired in 1987. As a result, the Company recorded at December 31, 1995 impairment charges of $.9 million to write-down the carrying value of the related goodwill to its estimated net realizable value.

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

Expected future cash flows for these businesses are based on the current level of operating income or loss continuing in the near-term with only a modest recovery over the long-term principally because the Company expects the negative impact of the insurance industry market environment to continue into the future. Consequently, at the end of the forecast period, a residual was included based on an estimate of liquidation value. The Company used discount rates of 10-18%, which include factors for equity commensurate with the risk associated with the various businesses. These rates were determined using the Capital Asset Pricing Model which reflects the return the Company should achieve on its investment.

The Company determined that a development and design tool used in the development of certain of its property and casualty software no longer provided significant service potential to the Company's development efforts. As the Company's license for the tool is non-transferable, the Company recorded an impairment charge at October 1, 1995 of $1.1 million to write-off the remaining carrying value of this software.

The acquisition of CYBERTEK provided the Company with the opportunity to develop new releases of certain of its life software systems based on the business functions of CYBERTEK software, and to assess strategic changes in direction related to the Company's development of its future life software systems. As a result, the Company determined in the fourth quarter of 1994 that certain business operations and software systems acquired from Genesis, of Krumpendorf, Austria would not be compatible with the Company's future direction. The Company decided that it would cease operations related to this business and would no longer market or license Aussen-und Innendienst Workstation, the software system acquired from Genesis. Consequently, the Company recorded impairment charges to write-off the carrying value of certain identifiable intangible assets and goodwill of $.7 million and acquired software of $1.5 million related to this prior business acquisition.

The Company decided that in the fourth quarter of 1994 it would cease to do business in certain markets with respect to the CAPSIL business and operations acquired from Capsco Pallm Systems, Inc. The Company determined that the functionality and technical platform represented by acquired software for the domestic market would be replaced by software that has been and or is being developed in conjunction with its future strategic direction. The acquired software, however, is being marketed and licensed in Southeast Asia and, based on a detail analysis of recoverability, the Company determined that no write-down of the software was necessary. The Company did, however, record impairment charges of $1.8 million to reduce the carrying value of certain identifiable intangible assets ($.7 million) and goodwill ($1.1 million) relating to the acquired business in the United States.

Due to a decision by one of the Company's property and casualty insurance customers not to license software acquired by the Company for integration into its property and casualty software systems and the Company's decision not to market or license such software, the Company recorded impairment charges of $1.9 million in the fourth quarter of 1994 to write-off the carrying value of such software.

During the fourth quarter of 1994, the Company also decided it would no longer market or license its Agency Workstation System (AWS), an automated insurance agency sales and marketing software system, acquired from Agency Automation Partners Limited. As more of the Company's customers have become operational on Series III and plan the full implementation of Series III functions, the Company changed its strategy for integrated system solutions between the insurance company and its agents (or independent agents) or direct marketers. As a result, the Company changed its dependency on AWS and integrated new agency software system tools with its Series III functions. Consequently, the Company recorded impairment charges of $8.1 million to write-off the carrying value of AWS.

Impairment and restructuring charges in 1993 totaling $80.7 million resulted primarily from impairment charges to reduce the carrying value of certain identifiable intangible assets and goodwill related to the Company's health insurance systems business of $54.9 million and restructuring charges of $25.2 million associated with employee severance and outplacement ($5.2 million), and to an ongoing lease obligation and/or termination for the planned future abandonment of certain leased office facilities ($20.0 million). These charges were recorded at June 30, 1993, after the Company determined that it did not have some of the systems to respond to the most likely future initiatives in the health care insurance industry, and that many of the Company's existing health insurance products, primarily those acquired in business acquisitions, would require substantial modification or complete reformation. As a part of these non-cash impairment charges, acquired software of $9.2 million was written-off. Non-cash impairment charges included certain other identifiable intangibles of $6.3 million and goodwill of $39.4 million. The Company also recorded other restructuring charges of $.6 million.

During 1994, the Company, as a result of new events occurring, changed its estimates and reduced its restructuring reserves associated with its health insurance systems business, established in June 1993, by $4.4 million, $2.6 million of which resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs and $1.8 million of which resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities.

Since June 30, 1993, the Company continued to downsize its health staff from 437 to 220 at the end of 1994. Compensation and other benefits decreased $7.8 million for 1994 as a result of downsizing from 388 at the end of 1993. The Company's downsizing of this business continued into 1995, when its health insurance systems business was sold on June 30, 1995 (see Note 11).

Note 13.  Segment Information

The Company operates in one business segment, providing insurance software systems and providing automation and administrative support and information services to the worldwide insurance industry. Less than ten percent of the Company's revenues from unaffiliated customers are generated from exports, and no one customer accounted for more than ten percent of total consolidated revenues during the year ended December 31, 1995.

The Company operates in several geographical areas worldwide. A summary of the Company's operations by area follows:


                                       Year Ended December 31,
                                        1995            1994
                                           (In Thousands)
Net revenues:
  United States                      $453,530        $445,462
  International                       113,867          65,049
  Eliminations                        (30,095)        (17,805)

     Total net revenues              $537,302        $492,706


Income (loss) before income taxes (benefit):
  United States                      $  3,333        $(15,189)
  International                         3,087          (2,026)
  Eliminations                          1,661          (1,274)
     Total income (loss) before
       income taxes (benefit)        $  8,081        $(18,489)


Identifiable assets:
  United States                      $516,602        $491,768
  International                       120,081          59,935
  Eliminations                        (59,609)        (27,672)

     Total identifiable assets       $577,074        $524,031

Note 14.  Significant Risks and Uncertainties

The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

Currently, the Company's business is focused principally within the global property and casualty and life insurance industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

Contracts with governmental agencies involve a variety of special risks, including the risk of early termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facilities, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of the Company's intangible assets and capitalized software development costs and reserves established for contingencies such as litigation and restructuring activities. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

As a result of the above and other factors, the Company's earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year. These variations may contribute to volatility in the market for the Company's common stock.

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

Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base across the insurance industry. The Company performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 15. Subsequent Event

The Company announced on March 14, 1996, that it had agreed with GAP Coinvestment Partners and General Atlantic Partners 14 L.P. (collectively "General Atlantic Investors") to repurchase 759,512 of the 1,519,024 shares of the Company's common stock held by General Atlantic Investors and that the remainder of the Company's shares owned by General Atlantic Investors would be purchased by Continental Casualty Company, one of the nation's largest insurance companies and a licensee of the Company's Series III Solutions. The repurchase by the Company will be at $50.00 per share, which approximates an aggregate cash expenditure of $38.0 million. The shares to be repurchased by the Company represent 3.9% of its total shares outstanding prior to the repurchase. The Company expects to complete this transaction during the second quarter of 1996.


Policy Management Systems Corporation
Quarterly Consolidated Results of Operations

(Unaudited)
                                First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter
                                (In Thousands, Except Per Share Data)
1995
Revenues                       $133,419  $133,503  $131,222  $139,158
Operating income (loss)          18,388    17,013    17,118   (43,895)
Other income and expenses, net     (268)     (292)       (4)       21
Income (loss) before income
  taxes (benefit)                18,120    16,721    17,114   (43,874)
Net income (loss)              $ 11,320  $ 12,090  $ 11,594  $(31,865)
Net income (loss) per share    $    .58  $    .62  $    .60  $  (1.64)

1994

Revenues                       $115,942  $124,741  $126,993  $125,030
Operating income (loss)           7,817    13,670    14,626   (55,858)
Other income and expenses, net      911       223      (333)      455
Income (loss) before income
  taxes (benefit)                 8,728    13,893    14,293   (55,403)
Net income (loss)              $  5,568  $  8,598  $  9,723  $(33,547)
Net income (loss) per share    $    .25  $    .40  $    .49  $  (1.73)

1993

Revenues                       $119,215  $116,708  $108,885  $108,291
Operating income (loss)          15,317   (97,465)      752     4,343
Other income and expenses, net    5,926     2,015     1,333     1,382
Income (loss) before income
  taxes (benefit)                21,243   (95,450)    2,085     5,725
Net income (loss)              $ 13,625  $(74,048) $    346  $  3,943
Net income (loss) per share    $    .58  $  (3.27) $    .02  $    .17


The results of operations in 1995 reflect special charges recorded in the fourth quarter of $58.6 million (after taxes $42.9 million, or $2.21 per share). Additionally, the Company recorded credits of $1.7 million (after taxes $1.0 million, or $.05 per share) and charges of $7.9 million (after taxes $4.9 million or $.25 per share), for the three months ended March 31, and June 30, 1995, respectively. On June 30, 1995, the Company sold its Health Insurance Systems Division, and recorded a pre-tax gain of $8.1 million (after taxes $6.7 million, or $.35 per share).

The results of operations in 1994 reflect special charges recorded in the fourth quarter of $71.9 million (after taxes $44.2 million, or $ 2.27 per share). As a result of the Internal Revenue Service settlement, the Company's 1994 provision for income taxes reflected a $6.0 million reduction of taxes provided in prior periods (see Note 9 of Notes to the Consolidated Financial Statements).

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

For a further discussion of these special charges/credits see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 of Notes to Consolidated Financial Statements.



SCHEDULE II
Policy Management Systems Corporation
Valuation and Qualifying Accounts


                                                 Additions
                                  Balance               Charged
                                    at      Charged       to                   Balance
                                 Beginning     to        Other                   at End
Description                      of Period  Expenses   Accounts   Deductions   of Period
                                                      (In Thousands)
Allowance for uncollectible
 amounts
Year ended December 31, 1995      $ 1,024     1,201        -        (183)(2)    $ 2,042

Allowance for uncollectible
 amounts
Year ended December 31, 1994      $ 1,817       955        59(1)  (1,807)(2)    $ 1,024

Allowance for uncollectible
 amounts
Year ended December 31, 1993      $ 1,630     1,768       601(1)  (2,182)(2)    $ 1,817

Accrued restructuring and
 lease termination costs
Year ended December 31, 1995      $16,444     3,850(3)     -      (6,399)(4)    $13,895

Accrued restructuring and
 lease termination costs
Year ended December 31, 1994      $29,256        73(3)     -     (12,885)(4)    $16,444

Accrued restructuring and
 lease termination costs
Year ended December 31, 1993      $   -      29,696(3)     -        (440)(4)    $29,256


Notes:
   (1) Amounts acquired through business acquisitions and/or recovery of amounts previously written off.
   (2) Write-off of amounts uncollectible.
   (3) Principally relates to amounts estimated for employee severance and outplacement and to ongoing lease obligations and/or terminations for the planned future abandonment of certain leased office facilities, including credit amounts for changes in these estimates.
   (4) Principally cash payments related to lease terminations and employee severance and outplacement costs.


Policy Management Systems Corporation
Report of Independent Accountants


To the Board of Directors
Policy Management Systems Corporation

Our report on the consolidated financial statements of Policy Management Systems Corporation and subsidiaries, is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand
Atlanta, Georgia
February 12, 1996

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant
Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Election of Directors" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The section of the Company's 1996 Proxy Statement titled "Compensation Plans and Arrangements" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The sections of the Company's 1996 Proxy Statement titled "Principal Stockholders" and "Election of Directors" are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The section of the Company's 1996 Proxy Statement titled "Certain
Transactions" is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

See Index to Consolidated Financial Statements and Supplementary Data on page
29.

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

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1995 is incorporated herein by reference.

Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1995.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)   POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)           /s/  Timothy V. Williams
DATE  March 29, 1996          Timothy V. Williams, Executive Vice
                                President and Chief Financial Officer


BY (SIGNATURE)           /s/  Stan F. Stoudenmire
DATE  March 29, 1996          Stan F. Stoudenmire, Vice President
                                 and Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)          /s/  G. Larry Wilson
(NAME AND TITLE)             G. Larry Wilson, Chairman of the Board of
DATE  March 29, 1996          Directors, President and Chief Executive
                              Officer


BY (SIGNATURE)          /s/  Roy L. Faulks
(NAME AND TITLE)             Roy L. Faulks, Vice Chairman of the
DATE  March 29, 1996          Board of Directors


BY (SIGNATURE)          /s/  John P. Seibels
(NAME AND TITLE)             John P. Seibels, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Frederick B. Karl
(NAME AND TITLE)             Frederick B. Karl, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Richard G. Trub
(NAME AND TITLE)             Richard G. Trub, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Joseph D. Sargent
(NAME AND TITLE)             Joseph D. Sargent, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Dr. John M. Palms
(NAME AND TITLE)             Dr. John M. Palms, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Joe M. Henson
(NAME AND TITLE)             Joe M. Henson, Director
DATE  March 29, 1996


BY (SIGNATURE)          /s/  Steven A. Denning
(NAME AND TITLE)             Steven A. Denning, Director
DATE  March 29, 1996

Policy Management Systems Corporation

Exhibit Index

Exhibit Number

10.  MATERIAL CONTRACTS

     A. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (Filed herewith)

     B. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (Filed herewith)

     C.   Stock Option/Non-Compete Agreement Amendment No. 1 dated November
8, 1995 to Stock Option/Non-Compete Agreement dated July 20, 1995 with Paul R. Butare (Filed herewith)

     D. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (Filed herewith)

     E. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (Filed herewith)


11.  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
     (Filed herewith)

21.  SUBSIDIARIES OF THE REGISTRANT
     (Filed herewith)

23.  CONSENTS OF EXPERTS AND COUNSEL
     Consent of Coopers & Lybrand (Filed herewith)