Form 10-Q
period 1996-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-05-14
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996        Commission file number 1-10557



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

  18,730,359 Common shares, $.01 par value, as of May 10, 1996



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX


PART I. FINANCIAL INFORMATION                                 PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three months ended March 31, 1996 and 1995....  3

          Consolidated Balance Sheets as of
            March 31, 1996 and December 31, 1995..............  4

          Consolidated Statements of Cash Flows for
            the three months ended March 31, 1996 and 1995....  5

          Notes to Consolidated Financial Statements..........  6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................  9


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings................................... 19

  Item 6. Exhibits and Reports on Form 8-K.................... 20

Signatures.................................................... 21

                                      PART I
                               FINANCIAL INFORMATION


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                            1996          1995
                                              (In Thousands,
                                          Except Per Share Data)
Revenues:
  Licensing............................  $ 24,295      $ 25,543
  Services.............................   108,888       107,876
                                          133,183       133,419
Operating expenses:
 Cost of revenues:
  Employee compensation and
    benefits...........................    41,925        38,771
  Computer and communications
    expenses...........................     7,975         6,621
  Information services and data
    acquisition costs..................    28,037        31,897
  Depreciation and amortization of
    property, equipment and
    capitalized software costs.........    11,134        11,679
  Other costs and expenses.............     6,488         9,696
 Selling, general and administrative
  expenses.............................    17,058        15,975
 Amortization of goodwill and
  other intangibles....................     2,543         2,042
 Litigation settlement and
  expenses, net........................       (63)       (1,650)
                                          115,097       115,031

Operating income.......................    18,086        18,388

Other income and expenses:
  Investment income....................       596           423
  Interest expense and other charges...      (711)         (691)
                                             (115)         (268)

Income before income taxes.............    17,971        18,120

Income taxes...........................     6,343         6,800

Net income.............................  $ 11,628      $ 11,320

Net income per share...................  $    .60      $    .58

Weighted average number of shares......    19,463        19,363


See accompanying notes.



                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                          March 31,    December 31,
                                                            1996          1995
                                                        (In Thousands,
                                                               Except Share Data)

Assets
Current assets:
  Cash and equivalents.................................   $ 19,474     $ 35,094
  Marketable securities................................      3,820        4,615
  Receivables, net of allowance for uncollectible
     amounts of $1,463 ($2,042 at 1995)................     93,100       95,740
  Income tax receivable................................     23,656       25,089
  Deferred income taxes................................     19,289       25,144
  Other................................................     18,529       17,833
     Total current assets..............................    177,868      203,515

Property and equipment, at cost less accumulated
     depreciation and amortization of $107,700
     ($103,568 at 1995)................................    107,663      109,183
Receivables............................................      4,272        5,885
Goodwill and other intangible assets, net..............     86,392       89,319
Capitalized software costs, net........................    153,776      145,982
Deferred income taxes..................................     13,333       12,793
Investments............................................      4,642        4,905
Other..................................................      5,245        5,492
        Total assets...................................   $553,191     $577,074

Liabilities
Current liabilities:
  Accounts payable and accrued expenses................   $ 52,358     $ 70,589
  Accrued restructuring charges........................      7,036        9,456
  Accrued contract termination costs...................        560        1,154
  Current portion of long-term debt....................        -          1,766
  Income taxes payable.................................     12,506       11,123
  Unearned revenues....................................      8,964       11,350
  Other................................................         31           84
     Total current liabilities.........................     81,455      105,522

Long-term debt.........................................        -         14,873
Deferred income taxes..................................     69,257       66,929
Accrued restructuring charges..........................      3,036        4,439
Other..................................................      3,066        2,639
     Total liabilities.................................    156,814      194,402


Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized..........................................        -            -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 19,489,871 shares issued and
   outstanding (19,436,114 at 1995)....................        195          194
Additional paid-in capital.............................    175,662      173,402
Retained earnings......................................    221,741      210,113
Foreign currency translation adjustment................     (1,200)      (1,037)
Unrealized holding loss on marketable securities.......        (21)         -
     Total stockholders' equity........................    396,377      382,672
        Total liabilities and stockholders' equity.....   $553,191     $577,074

See accompanying notes.




                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                      1996       1995
                                                       (In Thousands)
Operating Activities
  Net income......................................  $ 11,628   $ 11,320
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.................    14,376     13,907
    Deferred income taxes.........................     7,865      1,107
    Provision for uncollectible accounts..........        65        454
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (3,823)    (1,559)
    Receivables...................................     4,188     (3,868)
    Income taxes receivable.......................     1,433      4,373
    Accounts payable and accrued expenses.........   (18,231)   (11,447)
    Income taxes payable..........................     1,161      1,118
  Other, net......................................    (2,715)    (5,953)
       Cash provided by operations................    15,947      9,452

Investing Activities
  Proceeds from sales/maturities of available-
   for-sale securities............................     1,000      2,000
  Acquisition of property and equipment...........    (4,208)    (6,272)
  Capitalized internal software development
   costs..........................................   (13,276)    (9,692)
  Purchased software..............................    (1 040)       (57)
  Proceeds from disposal of property and
   equipment......................................       409         12
       Cash used for investing activities.........   (17,115)   (14,009)

Financing Activities
  Payments on long-term debt......................   (16,893)    (4,431)
  Issuance of common stock under stock option
   plans..........................................     2,260        -
       Cash used for financing activities.........   (14,633)    (4,431)

Effect of exchange rate changes on cash...........       181       (100)
Net decrease in cash and equivalents..............   (15,620)    (9,088)
Cash and equivalents at beginning of period.......    35,094     17,686
Cash and equivalents at end of period.............  $ 19,474   $  8,598

Supplemental Information
  Interest paid...................................  $    497   $    516
  Income taxes (refunds received) paid, net.......    (4,325)       217

See accompanying notes.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996


NOTE 1. COMMITMENTS AND CONTINGENCIES

Contingencies - Legal Proceedings

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

  The Company is involved in a lawsuit with Security Life of Denver ("SLD") alleging, among other things, breach of a life insurance joint development contract. The Company is also presently involved in litigation with Liberty Life Insurance Company arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. The Company has asserted various affirmative defenses, claims and counterclaims and is vigorously pursuing prompt resolutions of these matters through all available legal processes (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). In May 1996, after nine weeks of trial, the parties agreed that CSAA would dismiss its claim against the Company in return for the Company dismissing its counterclaim against CSAA. The agreement also resolves a collateral proceeding by the Company against CSAA and Computer Sciences Corporation which is pending in another jurisdiction and arose out of the agreement which was the basis of the California proceeding.

  Based upon the allegations raised in the CSAA and SLD lawsuits, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced a declaratory judgment action against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. The Company expects this amount to exceed $9 million. This agreement resolves the Company's and St. Paul s claims related to the CSAA matter; however, the action will continue as to the parties' claims related to insurance coverage for the SLD matter.

  In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company is vigorously pursuing prompt resolutions of these matters through all available legal processes.

  While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.

NOTE 2. CERTAIN TRANSACTIONS

  The Company announced on March 14, 1996, that it had agreed with GAP Coinvestment Partners and General Atlantic Partners 14 L.P. (collectively "General Atlantic Investors") to repurchase 759,512 (approximately 3.9% of its total shares outstanding prior to the repurchase) of the 1,519,024 shares of the Company's common stock held by General Atlantic Investors and that the remainder of the Company's shares owned by General Atlantic Investors would be purchased by Continental Casualty Company, one of the nation's largest insurance companies and a licensee of the Company's Series III Solutions. The repurchase by the Company, at a price of $50.00 per share, was completed on April 8, 1996, resulting in an aggregate cash expenditure (after related costs) of approximately $38.7 million.


NOTE 3. NEW ACCOUNTING STANDARDS

  On January 1, 1996, the Company formally adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("SFAS 121"). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. As the Company's accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company's financial condition or results of operations.

  Also on January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative and continue accounting for its stock-based compensation plans in accordance with APB 25.


NOTE 4. RECLASSIFICATION

  Certain prior year amounts have been reclassified to conform to current year presentation. Amounts for Selling, general and administrative expenses, and Amortization of goodwill and other intangibles have been segregated in the Consolidated Statements of Income for the three months ended March 31, 1995 and 1996, respectively.

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                           RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                   Percent
                                             Percentage           Increase
                                             of Revenues         (Decrease)
                                            Three Months         Three Months
                                           Ended March 31,     Ended March 31,
                                           1996       1995      1996 VS 1995
Revenues:
  Licensing..............................  18.2       19.1          (4.9)
  Services...............................  81.8       80.9            .9
                                          100.0      100.0           (.2)
Operating expenses:
 Cost of revenues:
  Employee compensation and
    benefits.............................  31.5       29.0           8.1
  Computer and communications expenses...   6.0        5.0          20.5
  Information services and data
    acquisition costs....................  21.0       23.9         (12.1)
  Depreciation and amortization of
    property, equipment and capitalized
    software costs.......................   8.4        8.7          (4.7)
  Other costs and expenses...............   4.9        7.3         (33.1)
 Selling, general and administrative
    expenses.............................  12.8       12.0           6.8
 Amortization of goodwill and other
    intangibles..........................   1.9        1.5          24.5
 Litigation settlement and
    expenses, net........................  (0.1)      (1.2)        (96.2)
                                           86.4       86.2            .1

Operating income ........................  13.6       13.8          (1.6)
Other income and expenses................   (.1)       (.2)        (57.1)

Income before income
    taxes................................  13.5       13.6           (.8)

Income taxes ............................   4.8        5.1          (6.7)

Net income ..............................   8.7        8.5           2.7


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

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:

                                         Revenues
                                       Three Months
                                     Ended March 31,
                                      1996     1995
                                  (Dollars In Millions)

  Line of Business
Property & Casualty                  $ 93.6   $ 96.6
Life                                   39.6     33.0
Health                                  *        3.8

  Geographic Market
United States                        $ 97.4   $104.2
International                          35.8     29.2


* The Company's Health Insurance Systems business was divested June 30, 1995.


REVENUES

                                   Three             Three
                                Months Ended      Months Ended
  Licensing                     March 31,1996     March 31,1995      Change
                                          (Dollars In Millions)
Initial charges................... $10.4             $11.9            (12.6)%
Monthly charges...................  13.9              13.6              2.2 %
                                   $24.3             $25.5             (4.7)%

Percentage of revenues............  18.2%             19.1%

  Initial license revenues decreased 12.6% ($1.5 million) from the first quarter of 1995 to the first quarter of 1996, due principally to decreases in domestic property and casualty initial license revenues.

  Domestic property and casualty initial license revenues decreased 22.4% ($1.4 million) for first quarter 1996 when compared to first quarter 1995. This decrease is principally related to $5.5 million in first quarter 1995 initial licensing revenue having resulted from a $4.0 million non-recurring source code license agreement with a cross-industry vendor and $1.5 million related to a joint marketing arrangement with NCR Corporation, formerly AT&T Global Information Solutions. These revenues were replaced, in part, by a large Series III license executed during the first quarter of 1996. Initial license revenues include right-to-use charges of $1.1 million and $4.2 million for the first quarters of 1996 and 1995, respectively (the 1995 amount is inclusive of the aforementioned $4.0 million source code license agreement). Initial license revenues also include termination charges of $0 and $.8 million for the first quarters of 1996 and 1995, respectively.

  Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in licensing revenue from period to period. Presented below is a comparison of initial license revenues for the preceding eight quarters expressed as a percentage of total revenues for each of the periods presented:


                          1996           1995                    1994
                           1st   4th   3rd   2nd*   1st*   4th*  3rd*   2nd*
                                          (Dollars In Millions)

Property and Casualty
Initial license revenues  $7.3  $13.8  $8.1  $7.3  $8.0   $5.6   $7.4  $6.4
Total revenues             5.5%   9.9%  6.2%  5.5%  6.0%   4.5%   5.8%  5.2%


Life
Initial license revenues  $3.1   $2.3  $3.2  $2.1  $3.7   $1.6   $3.4  $3.6
Total revenues             2.3%   1.7%  2.4%  1.6%  2.8%   1.3%   2.7%  2.8%


*Excludes licensing activity of the Company's Health Insurance Systems business, sold June 30, 1995 (see Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). First quarter 1995 licensing revenues (initial and monthly licensing charges) related to the Health business were $.6 million.

                                 Three             Three
                              Months Ended      Months Ended
  Services                    March 31,1996     March 31,1995       Change
                                           (Dollars In Millions)
Professional and outsourcing... $ 69.5            $ 61.2             13.6 %
Information....................   38.8              46.5            (16.6)%
Other..........................     .6                .2            200.0 %
                                $108.9            $107.9              0.9 %

Percentage of revenues.........   81.8%             80.9%

  Overall first quarter 1996 professional and outsourcing services revenues grew by 13.6% as compared to the first quarter 1995. However, when first quarter 1995 professional and outsourcing revenues from the health insurance systems business (which was sold June 30, 1995) of $3.3 million are excluded from the comparison, aggregate professional and outsourcing services revenues increased 20.0% from quarter to quarter.

  Domestic property and casualty professional and outsourcing services revenues experienced a 4.3% increase from the first quarter of 1995 to the first quarter of 1996 due principally to an increase in the volume of professional services provided to new and existing customers. The increase was offset in part by a decrease in revenues from the Company's nongovernmental total policy management business. International property and casualty professional and outsourcing services revenues increased 35.7%, principally as a result of increased services volume related to the acquisition of micado Beteiligungs-und Verwaltungs GmbH (micado), acquired on October 1, 1995 (see Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) and to a large Series III implementation project underway in Europe. These increases were further strengthened by an increase in the volume of property and casualty outsourcing services provided to new and existing customers in Europe, Canada and Germany.

  Life insurance professional and outsourcing services revenues increased 41.7% from the first quarter of 1995 to the first quarter of 1996. Domestic life insurance professional and outsourcing services revenues increased 83.3% ($4.7 million), primarily the result of an increase in the volume of professional services provided to new and existing customers, as well as growth in the volume of traditional life insurance outsourcing services and the introduction of total policy administration outsourcing services (introduced in the third quarter of 1995). International life insurance professional and outsourcing services revenues increased 8.6%, principally from increased professional services volume in the European and Nordic regions.

  Information services revenues decreased 16.6% from the first quarter of 1995 to the first quarter of 1996. During the first quarter of 1996, the Company ceased to provide certain property and casualty risk information services, which resulted in a decrease in property and casualty risk information services revenues from the first quarter of 1995 to the first quarter of 1996 of approximately $5.2 million. First quarter of 1996 revenues associated with the

Company's domestic property and casualty automobile information services are 12.9% lower than first quarter of 1995 revenues, however, these revenues have increased approximately 19.5% from fourth quarter 1995, resulting principally from the Company's November 1995 alliance with a leading database information enterprise. Life insurance information services revenues increased 6.7% from first quarter 1995 to first quarter 1996, principally due to revenues related to the Company's Infinity life insurance services.

OPERATING EXPENSES

Cost of Revenues

  Employee compensation and benefits increased 8.1% from the first quarter of 1995 to the first quarter of 1996, resulting principally from the growth in staffing related to professional and outsourcing services activities and the October 1, 1995 acquisition of micado. These increases were offset in part by cost reductions associated with the sale of the Company's health business, and a decrease in the Company's provision for performance-based compensation expense.

  The 20.5% first quarter of 1995 to first quarter of 1996 increase in computer and communications expenses results principally from the effect of licensing expense related to the Company's long-term license and maintenance agreement (entered into March 27, 1995) to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations, and the effect of lease expense associated with leases entered into as a result of the Company's restructuring of its data processing facilities. As part of this restructuring, the Company entered into 2 and 4 year renewable lease agreements for certain data processing equipment, which are intended to enable the Company to make use of the latest technology in this area and improve the quality of service to its customers while allowing the Company to benefit from projected decreases in unit costs of this technology. The lease expense resulting from the restructuring was offset by the decrease in depreciation expense discussed below.

  The 12.1% first quarter 1995 to first quarter 1996 decrease in information services and data acquisition costs is principally related to a decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile information services business. However, the volume of these state fees has increased approximately 15.6% when compared to fourth quarter of 1995.

  Depreciation and amortization of property, equipment and capitalized software costs decreased 4.7% from the first quarter of 1995 to the first quarter of 1996, principally as a result of the data center restructuring referred to above. Substantially offsetting the effect of the data center restructuring was a 14.6% increase in amortization of capitalized software costs resulting principally from amortization of the January 31, 1995 and March 31, 1995 releases of versions of the Company's Series III property and casualty software and CYBERLife life insurance software, respectively.

  Other costs and expenses for first quarter 1996 decreased 33.1% when compared to the first quarter of 1995. Fees related to the use of consultants and independent contractors increased 30.0%, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CYBERLife life insurance software as well as other ongoing development projects.

Selling general and administrative expenses

  The 6.8% increase in selling, general and administrative expenses from first quarter 1995 to first quarter 1996 is principally the result of the Company's continued international expansion.

Amortization of goodwill and other intangibles

  The 24.5% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of micado on October 1, 1995.

Litigation settlement and expenses, net

  In March 1995, the Company recorded a $1.7 million credit to adjust the previously estimated costs of settling the Company's shareholder class action as a result of additional amounts received from the Company's Directors and Officers liability insurance carrier (see Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


OPERATING INCOME

  Before the effects of the litigation settlement credits taken during the first quarters of 1996 and 1995, operating income increased 7.7% from 12.6% of revenues for the first quarter of 1995 to 13.5% for the first quarter of 1996. This increase is the result of an increase in professional and outsourcing services as a percentage of total revenues. Professional and outsourcing services revenues constituted 52.2% of total revenues for first quarter 1996 as opposed to 45.8% of total revenues for first quarter 1995. Information services, which generally produce lower margins than professional and outsourcing services, declined as a percentage of total revenues from 34.9% of total revenues for first quarter 1995 to 29.1% of total revenues for first quarter 1996 (see Revenues discussion above).

  Offsetting this change in part was the decrease in the percentage of total revenues represented by initial license charges from 9.0% of total revenues for first quarter 1995 to 7.8% of total revenues for first quarter 1996. A significant portion of both the Company's revenues and operating income is derived from initial license charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is principally attributable to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control (see table in Revenues above).


OTHER INCOME AND EXPENSE

  Interest income increased slightly, principally due to a higher level of interest-bearing cash equivalents during first quarter of 1996 as compared to first quarter of 1995.

  Interest expense increased slightly as a result of outstanding borrowings during first quarter 1996 under the Company's credit facilities. The nominal interest rate applicable to borrowings under the facilities during first quarter 1996 was 6.34%.


INCOME TAXES

  The Company's effective income tax rate (Income taxes expressed as a percentage of Income before income taxes) for the first quarters of 1995 and 1996 is higher than the federal statutory rate due principally to the effect of state and local income taxes. The 1996 income tax rate was lowered by the effect of the Company's expensing, during 1996 for tax purposes, certain intangible assets related to the abandonment of certain of the Company's domestic property and casualty risk information services activities.

                      LIQUIDITY AND CAPITAL RESOURCES

                                    March 31,   December 31,
                                      1996          1995
                                    (Dollars In Millions)
Cash and equivalents,
  marketable securities
  and investments.................. $ 27.9        $ 44.6
Current assets.....................  177.9         203.5
Current liabilities................   81.5         105.5
Working capital....................   96.4          98.0
Long-term debt.....................    -            14.9


                                      Three Months Ended
                                    March 31,     March 31,
                                      1996          1995
                                    (Dollars In Millions)

Cash provided by operations........ $ 15.9        $  9.4
Cash used by investing activities..  (17.1)        (14.0)
Cash used by financing activities..  (14.6)         (4.4)


  The Company's financial condition remained strong at March 31, 1996. The decrease in cash and equivalents, marketable securities and investments compared to December 31, 1995 is due principally to repayments of amounts outstanding under the Company's unsecured credit facilities.

  Cash provided by operations increased as a result of several factors including, principally, a reduction in receivables and an increase in the Company's net deferred income tax liability. This was partially offset by the decrease in accounts payable resulting principally from payments of amounts accrued during the year in the normal course of business and payments on amounts accrued for the Company's ongoing litigation (see Note 8 of Notes to Consolidated Financial Statements and Part I Item 3 - Legal Proceedings, both contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). Also, during the three months ended March 31, 1996 the Company reduced its liabilities for accrued restructuring charges and employee severance and outplacement costs by approximately $3.8 million. This reduction included cash outlays of $3.7 million, less $.2 million in non-cash discount amortization, and other adjustments of $.3 million for the disposal of certain related assets.

  On April 8, 1996 the Company completed its repurchase of 759,512 (approximately 3.9% of its total shares outstanding prior to the repurchase) of the 1,519,024 shares of the Company's common stock held by GAP Coinvestment Partners and General Atlantic Partners 14 L.P. The repurchase by the Company, at a price of $50.00 per share, resulted in an aggregate cash expenditure (after related costs) of approximately $38.7 million.

  As previously announced, the Company's Board of Directors has authorized the Company to repurchase up to 2 million of its outstanding common shares. The repurchase authorization is flexible as to the timing and amount of common shares to be repurchased. In order to manage the potential cost of repurchasing its shares, the Company's Board of Directors has also authorized the Company to enter into an equity swap agreement covering up to an aggregate of 1.5 million of the 2 million common shares authorized for repurchase. Generally, under the terms of such an agreement, the Company would accept the return of its own share performance in exchange for a payment to the counter-party to the agreement of a certain fixed annual return. At the termination of the agreement, the Company would have the option to acquire the shares from the counter-party or cash settle the transaction, receiving or paying the difference between the total return on the shares over the time period and the fixed annual return. The agreement would also provide for early termination of the agreement by the Company under certain circumstances. Upon settlement, the payments made or received under the agreement would be recorded as adjustments to the Company's shareholders' equity. As of the date of this report, the Company has not entered into such an agreement. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged instruments.

  Significant expenditures anticipated for the remainder of 1996, excluding any possible business acquisitions or common share repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($4.9 million); costs relating to the internal development of software systems ($39.0 million); and payments relating to past business acquisitions ($6.2 million).

  The Company has historically used the cash generated from operations for the following: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations, cash and investment reserves and amounts available under the Company's credit facilities will be able to meet presently anticipated needs; however, the Company may also consider incurring additional debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.


FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's operating results and financial condition can be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results:

- - Currently, the Company's business is focused principally within the global property and casualty and life insurance industries;

- - there is increasing competition for the Company's products and services;

- - the market for the Company's products and services is characterized by rapid changes in technology;

- - Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators;

- - The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into large license agreements with the Company;

- - Unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs;

- - The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income could be expected to vary at times;

- - Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses.


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

_________________________________
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

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

  The Company is involved in a lawsuit with Security Life of Denver ("SLD") alleging, among other things, breach of a life insurance joint development contract. The Company is also presently involved in litigation with Liberty Life Insurance Company arising out of the Company's change in the direction of its future life software systems development following the acquisition of CYBERTEK. The Company has asserted various affirmative defenses, claims and counterclaims and is vigorously pursuing prompt resolutions of these matters through all available legal processes (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). In May 1996, after nine weeks of trial, the parties agreed that CSAA would dismiss its claim against the Company in return for the Company dismissing its counterclaim against CSAA. The agreement also resolves a collateral proceeding by the Company against CSAA and Computer Sciences Corporation which is pending in another jurisdiction and arose out of the agreement which was the basis of the California proceeding.

  Based upon the allegations raised in the CSAA and SLD lawsuits, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced a declaratory judgment action against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. The Company expects this amount to exceed $9 million. This agreement resolves the Company's and St. Paul's claims related to the CSAA matter; however, the action will continue as to the parties' claims related to insurance coverage for the SLD matter.

  In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company is vigorously pursuing prompt resolutions of these matters through all available legal processes.

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

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date:  May 13, 1996                By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)