Form 10-K/A
period 1995-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-05-24
CIK 356226

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
                               AMENDMENT 1
                              ANNUAL REPORT
                 PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

INTRODUCTORY NOTE REGARDING THE PURPOSE OF THIS AMENDMENT 1 ON
FORM 10-K/A

The purpose of this Amendment 1 on Form 10-K/A is to refile
Exhibit 27 - Financial Data Schedule, which, for reasons unknown to the Company, was not accepted on the April 1, 1996 electronic transmission and filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, together with exhibits. The exhibit index is also being amended to include this exhibit.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)             POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)       /s/ Timothy V. Williams
                         Timothy V. Williams, Executive Vice
                         President, Chief Financial Officer
                         May 24, 1996