Form 10-K/A
period 1995-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-07-01
CIK 356226

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
                               AMENDMENT 2
                              ANNUAL REPORT
                 PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

List all such items, financial statements, exhibits or other portions amended.
(1)  Item 14
(2)  Form 11-K (401(k) Retirement Savings Plan)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



(REGISTRANT)             POLICY MANAGEMENT SYSTEMS CORPORATION

Date:   July 1, 1996     By:  Timothy V. Williams
                              Executive Vice President,
                              Chief Financial Officer





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

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1995 is incorporated herein by reference.

Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1995.