Form 10-Q
period 1996-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-08-14
CIK 356226

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                 FORM 10-Q

                             QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996         Commission file number 1-10557



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

  18,178,869 Common shares, $.01 par value, as of August 13, 1996

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                   POLICY MANAGEMENT SYSTEMS CORPORATION

                                   INDEX




PART I. FINANCIAL INFORMATION                              PAGE

  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three and six months ended June 30, 1996
            and 1995.......................................... 3

          Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995............... 4

          Consolidated Statements of Cash Flows for
            the six months ended June 30, 1996 and 1995....... 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................ 9


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................23

  Item 4. Submission of Matters to a Vote
            of Security Holders...............................24

  Item 6. Exhibits and Reports on Form 8-K....................24

Signatures....................................................25

                                  PART I
                    FINANCIAL INFORMATION

                   POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                         Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                         1996      1995      1996      1995
                                        (In Thousands, Except Per Share Data)
Revenues
  Licensing.......................... $ 25,838  $ 22,737  $ 50,133  $ 48,280
  Services...........................  111,494   110,766   220,382   218,642
                                       137,332   133,503   270,515   266,922
Operating expenses
 Cost of revenues
  Employee compensation & benefits...   42,405    39,276    84,331    78,047
  Computer and communications
    expenses.........................    8,096     7,573    16,071    14,193
  Information services and
    data acquisition costs...........   29,871    29,470    57,909    61,367
  Depreciation and amortization of
    property, equipment and
    capitalized software costs.......   11,839    12,388    22,973    24,067
  Other costs & expenses.............    9,186     9,874    15,674    19,571
 Selling, general and administrative
   expenses..........................   17,611    16,062    34,668    32,037
 Amortization of goodwill and
   other intangibles.................    2,617     2,343     5,160     4,385
 Litigation settlement and
   expenses, net.....................   (9,358)    7,866    (9,422)    6,216
 Gain on sale of Health business
   and related assets................      -      (8,116)      -      (8,116)
 Impairment and restructuring
   credits, net......................      -        (246)      -        (246)
                                       112,267   116,490   227,364   231,521

Operating income ....................   25,065    17,013    43,151    35,401

Other income and expenses
  Investment income..................      926       535     1,522       958
  Interest expense and other charges.   (1,358)     (827)   (2,069)   (1,518)
                                          (432)     (292)     (547)     (560)

Income before income taxes...........   24,633    16,721    42,604    34,841
Income taxes ........................    8,830     4,631    15,173    11,431

Net income .......................... $ 15,803  $ 12,090  $ 27,431  $ 23,410

Net income per share................. $    .85  $    .62  $   1.44  $   1.21

Weighted average number of shares....   18,604    19,363    19,034    19,363

See accompanying notes.



                     POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)    (Audited)
                                                          June 30,    December 31,
                                                            1996          1995
                                                             (In Thousands,
                                                           Except Share Data)
Assets
Current assets
  Cash and equivalents................................... $ 17,890      $ 35,094
  Marketable securities..................................    2,799         4,615
  Receivables, net of allowance for uncollectible
     amounts of $1,115 ($2,042 at 1995)..................  105,907        95,740
  Income tax receivable..................................   24,897        25,089
  Deferred income taxes..................................    6,489        10,261
  Other..................................................   17,260        17,833
     Total current assets................................  175,242       188,632

Property and equipment, at cost less accumulated
  depreciation and amortization of $113,217
  ($103,568 at 1995).....................................  110,257       109,183
Receivables..............................................    4,155         5,885
Goodwill and other intangible assets, net................   83,490        89,319
Capitalized software costs, net..........................  160,285       145,982
Deferred income taxes....................................    1,584         2,335
Investments..............................................    4,186         4,905
Other....................................................    5,483         5,492
        Total assets..................................... $544,682      $551,733

Liabilities
Current liabilities
  Accounts payable and accrued expenses.................. $ 48,643      $ 70,673
  Accrued restructuring charges..........................    6,460         9,456
  Accrued contract termination costs.....................      546         1,154
  Current portion of long-term debt......................   30,000         1,766
  Income taxes payable...................................    5,704            10
  Unearned revenues......................................    8,231        11,350
     Total current liabilities...........................   99,584        94,409
Long-term debt...........................................   37,000        14,873
Deferred income taxes....................................   60,039        52,701
Accrued restructuring charges............................    2,051         4,439
Other....................................................    3,826         2,639
     Total liabilities...................................  202,500       169,061

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................      -             -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 18,177,735 shares issued and
   outstanding (19,436,114  at December 31, 1995)........      182           194
Additional paid-in capital...............................  106,067       173,402
Retained earnings........................................  237,544       210,113
Foreign currency translation adjustment..................   (1,611)       (1,037)
     Total stockholders' equity..........................  342,182       382,672
        Total liabilities and stockholders' equity....... $544,682      $551,733

See accompanying notes.



                   POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                    June 30,    June 30,
                                                      1996        1995
                                                      (In Thousands)
Operating Activities
  Net income......................................  $ 27,431    $ 23,410
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.................    29,596      29,566
    Deferred income taxes.........................    12,106       5,050
    Provision for uncollectible accounts..........       148         534
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (5,384)     (3,180)
    Receivables...................................    (8,585)     (2,727)
    Income taxes receivable.......................       192       2,878
    Accounts payable and accrued expenses.........   (21,677)     (1,428)
    Income taxes payable..........................     5,449       2,224
  Other, net......................................    (1,889)     (3,594)
       Cash provided by operations................    37,387      52,733

Investing Activities
  Proceeds from sales/maturities of marketable
   securities, net................................     2,450       3,000
  Acquisition of property and equipment...........   (12,897)    (11,919)
  Capitalized internal software development
   costs..........................................   (26,718)    (20,394)
  Purchased software..............................    (1,040)       (250)
  Proceeds from disposal of property & equipment..       685         709
  Contract acquisition costs......................       -       (10,000)
       Cash used for investing activities.........   (37,520)    (38,854)

Financing Activities
  Payments on long-term debt......................   (63,393)     (7,155)
  Proceeds from long-term debt....................   113,500         -
  Repurchase of common stock......................   (73,595)        -
  Issuance of common stock under stock
   option plans...................................     6,248         159
       Cash used for financing activities.........   (17,240)     (6,996)

Effect of exchange rate changes on cash...........       169        (179)
Net (decrease) increase in cash and equivalents...   (17,204)      6,704
Cash and equivalents at beginning of period.......    35,094      17,686
Cash and equivalents at end of period.............  $ 17,890    $ 24,390

Noncash Activities
Supplemental Information
  Interest paid...................................  $  1,116    $  1,160
  Income taxes (refunds received) paid, net.......    (3,425)      1,105

See accompanying notes.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 1. CONTINGENCIES

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

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California (see Item 3, Legal Proceedings, of Part I contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995). In May 1996, after nine weeks of trial, the parties agreed that CSAA would dismiss its claim against the Company in return for the Company dismissing its counterclaim against CSAA. The agreement also resolves a collateral proceeding by the Company against CSAA and Computer Sciences Corporation which is pending in another jurisdiction and arose out of the agreement which was the basis of the California proceeding.

  Based upon the allegations raised in the CSAA and SLD lawsuits, the Company s insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced a declaratory judgment action against the Company to determine St. Paul s obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company s defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages (see Item 3, Legal Proceedings, of Part I contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995).

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company s legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolves the Company s and St. Paul s claims related to the CSAA matter; however, the action will continue as to the parties claims related to insurance coverage for the SLD matter.

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


NOTE 2. REPURCHASE OF COMMON STOCK

  During the second quarter of 1996, pursuant to its previously announced authorizations to repurchase shares of its outstanding common stock, the Company repurchased 759,512 shares of its common stock from GAP Coinvestment Partners and General Atlantic Partners 14 L.P. and 645,500 shares of its common stock on the open market.


NOTE 3.   NEW ACCOUNTING STANDARDS

  On January 1, 1996, the Company formally adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of ( SFAS 121"). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. As the Company s accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company s financial condition or results of operations.

  Also on January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation . The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 ( APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative in its annual financial statements and continue accounting for its stock-based compensation plans in accordance with APB 25.

NOTE 4.  SUBSEQUENT EVENT

  On August 9, 1996, the Company purchased certain assets of Co-Cam Pty Ltd. and related entities ("Co-Cam") for approximately $6 million. Co-Cam, whose software and services include superannuation and pension administration systems, operates in Australia, New Zealand, the United Kingdom and certain Southeast Asian nations. During the prior fiscal year, Co-Cam had net revenues of approximately $18 million. The acquisition will be accounted for using the purchase method of accounting.

NOTE 5.  RECLASSIFICATION

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

                             RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                  1996   vs   1995
                                                                   Percent Increase
                                                                       (Decrease)
                                 Percentage         Percentage      Three      Six
                                 of Revenues        of Revenues     Months    Months
                                 Three Months        Six Months     Ended     Ended
                                Ended June 30,     Ended June 30,  June 30,  June 30,
                               1996      1995     1996      1995
Revenues
 Licensing....................  18.8%     17.0%    18.5%     18.1%   13.6%      3.8%
 Services.....................  81.2      83.0     81.5      81.9      .7        .8
                               100.0     100.0    100.0     100.0     2.9       1.3
Operating expenses
 Cost of revenues
 Employee compensation
   and benefits...............  30.9      29.4     31.2      29.2     8.0       8.1
 Computer & communications
   expenses...................   5.9       5.7      5.9       5.3     6.9      13.2
 Information services & data
   acquisition costs..........  21.8      22.1     21.4      23.0     1.4      (5.6)
 Depreciation and amortization
   of property, equipment and
   capitalized software costs.   8.6       9.3      8.5       9.0    (4.4)     (4.5)
 Other costs & expenses.......   6.7       7.4      5.8       7.3    (7.0)    (19.9)
Selling, general &
  administrative expenses.....  12.8      12.0     12.8      12.0     9.6       8.2
Amortization of goodwill and
  other intangibles...........   1.9       1.8      1.9       1.7    11.7      17.7
Litigation settlement and
    expenses, net.............  (6.8)      5.9     (3.4)      2.3  (219.0)   (251.6)
Gain on sale of Health
    business and related
    assets....................    -       (6.1)      -       (3.0) (100.0)   (100.0)
Impairment and restructuring
    credits, net..............    -        (.2)      -        (.1) (100.0)   (100.0)
                                81.8      87.3     84.1      86.7    (3.6)     (1.8)

Operating income..............  18.2      12.7     15.9      13.3    47.3      21.9
Other income and expenses.....   (.3)      (.2)     (.2)      (.2)   47.9      (2.3)
Income before income taxes....  17.9      12.5     15.7      13.1    47.3      22.3
Income taxes..................   6.4       3.5      5.6       4.3    90.7      32.7
Net income....................  11.5%      9.0%    10.1%      8.8%   30.7%     17.2%


THREE MONTHS COMPARISON

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:


                                   Revenues
                                 Three Months
                                Ended June 30,
                                1996     1995       Change
                                (Dollars in Millions)
   Line of Business
Property & Casualty....       $ 93.9   $ 95.9        (2.1)%
Life...................         43.5     33.3        30.6
Health.................           *       4.0          *

   Geographic Market
United States..........       $102.7   $103.2        (0.5)%
International..........         34.7     30.0        15.7


* The Company s Health Insurance Systems business was divested June
30, 1995.


REVENUES

                                   Three             Three
                                Months Ended      Months Ended
  Licensing                     June 30,1996      June 30,1995        Change
                                       (Dollars in Millions)
Initial charges................... $12.0             $ 9.5            26.3%
Monthly charges...................  13.8              13.2             4.5
                                   $25.8             $22.7            13.6%

Percentage of revenues............  18.8%             17.0%


  Initial license revenues increased $2.5 million from the second quarter of 1995 to the second quarter of 1996, due principally to increased domestic life insurance initial license charges.

  Life insurance initial licensing revenues more than doubled from second quarter 1995 to second quarter 1996 (increase of $4.0 million). These were offset in part by a modest property and casualty licensing quarter, as overall property and casualty initial licensing revenues decreased 18.4% ($1.4 million). The property and casualty decrease was principally in the European and Asia-Pacific areas, but was offset in part by $.9 million in initial licensing revenues of micado, acquired October 1, 1995. The Company is currently investing in its international sales force through the realignment and integration of existing operations and expansion into new foreign markets. Domestic property and casualty initial licensing revenues decreased slightly from second quarter 1995 to second quarter 1996. Second quarter 1996 initial license charges include $1.7 million for right-to-use charges (licenses without MESA obligations or benefits), compared to $.3 million for the 1995 quarter. There were no termination charges generally (related to the buy-out of monthly license agreements) included in the 1996 results for the second quarter versus $.3 million for the same period in 1995.

  Because a significant portion of initial license charges are recorded at the time new systems are licensed, there can be significant fluctuations in revenue between quarters. Set forth below is a comparison of initial license revenues for the preceding eight quarters expressed as a percentage of total revenues for each of the periods presented:


                               1996              1995                1994
                             2nd  1st    4th   3rd   2nd*  1st*   4th*  3rd*
                                          (Dollars In Millions)
Property and Casualty
Initial license revenues    $6.0  $7.3  $13.8  $8.1  $7.3  $8.0   $5.6  $7.4
Total revenues               4.4%  5.5%   9.9%  6.2%  5.5%  6.0%   4.5%  5.8%

Life
Initial license revenues    $6.0  $3.1  $ 2.3  $3.2  $2.1  $3.7   $1.6  $3.4
Total revenues               4.4%  2.3%   1.7%  2.4%  1.6%  2.8%   1.3%  2.7%


*Excludes licensing activity of the Company's Health Insurance Systems business, sold June 30, 1995. First and second quarter 1995 licensing revenues (initial and monthly licensing charges) related to the Health business were $.6 million and $.3 million, respectively.


                                Three             Three
                              Months Ended      Months Ended
  Services                    June 30,1996      June 30,1995         Change
                                    (Dollars In Millions)
Professional and outsourcing... $ 70.6            $ 65.5              7.8 %
Information....................   40.0              44.5            (10.1)
Other..........................     .9                .8             12.5
                                $111.5            $110.8               .6 %

Percentage of revenues.........   81.2%             83.0%


  Overall second quarter 1996 professional and outsourcing services revenues increased by 7.8% when compared to the second quarter of 1995. However, when revenues of the health insurance systems business (sold on June 30, 1995) of $3.7 million are excluded from the comparison, the increase is 14.2%.

  Property and casualty professional and outsourcing services revenues increased 8.4% ($4.1 million) in the aggregate. Domestic property and casualty professional and outsourcing services revenues were relatively flat from second quarter 1995 to the same quarter of 1996. However, domestic property and casualty professional and outsourcing services revenues, excluding total policy management revenues, increased 21.3% ($3.9 million) principally due to increases in the volume of services provided to new and existing customers. Second quarter 1996 total policy management revenues decreased 27.6% ($4.2 million). The total policy management business was adversely affected by the change from 12 month to 6 month policies of the Florida Joint Underwriting Authority and a decrease in nongovernmental revenues principally from the depopulation of certain assigned risk pools serviced by the Company. International property and casualty professional and outsourcing services revenues increased 25.6% ($3.9 million), principally due to services activity of micado, acquired October 1, 1995, and increases in the volume of services provided to new and existing customers.

  The Company experienced a record life insurance professional and outsourcing services revenue quarter, with these revenues increasing 36.5% ($4.7 million) over second quarter 1995. Domestic life insurance professional and outsourcing services revenues increased 60.1% ($3.8 million), while international life insurance professional and outsourcing services revenues increased 13.0% ($.9 million), due principally to increased volumes of services to new and existing customers.

  Information services revenues decreased 10.1% from the second quarter of 1995 to the second quarter of 1996. However, when risk information services (ceased and abandoned operations in the fourth quarter of 1995) are excluded from the comparison, information services revenues increased 3.8%. This increase is due to an 8% ($1.3 million) increase in life insurance information services principally comprised of attending physician statements and Infinity information services. Property and casualty information services revenues, which consist principally of fees for domestic motor vehicle reports, were relatively flat, although, these revenues have increased 20.9% from fourth quarter 1995 levels as a result of the Company's November 1995 alliance with a leading database information enterprise.


OPERATING EXPENSES

Cost of Revenues

  Overall employee compensation and benefits increased 8.0% from second quarter 1995 to second quarter 1996, principally due to the increases in international development and services staffing and the Company's acquisition on October 1, 1995 of micado. The effect of the Company's divestitures of its health and risk information services businesses in June 1995 and December 1995, respectively, was to lower compensation and benefits expense by approximately $6.7 million. However, this effect was offset in part by compensation expense related to increased domestic development and professional services staffing.

  Computer and communications expenses increased 6.9% principally due to lease expense associated with leases entered into as part of the Company's fourth quarter 1995 restructure of its data processing facilities. As part of this restructuring, the Company entered into 2 and 4 year renewable lease agreements for certain data processing equipment, which are intended to enable the Company to make use of the latest technology in this area and improve the quality of service to its customers while allowing the Company to benefit from projected decreases in unit costs of this technology. The lease expense resulting from the restructuring was offset by the decrease in depreciation expense discussed below.

  Information services and data acquisition costs increased 1.4%, due principally to increases in the volume of attending physician statements related to the provision of certain life insurance information services. Property and casualty information and data acquisition costs, principally state fees for motor vehicle reports, were relatively flat when compared to second quarter 1995 levels, consistent with the trend in property and casualty information services revenues as discussed in Revenues above.

  Depreciation and amortization of property, equipment and capitalized software costs decreased 4.4%. This decrease is principally due to lower depreciation expense resulting from the Company's fourth quarter 1995 restructuring of its data processing facilities. This decrease in depreciation expense was offset in part by increased amortization resulting principally from the March 1996 release of the latest version of the CyberLife client/server life insurance software.

  Other costs and expenses decreased 7.0%. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the depopulation of certain assigned risk pools serviced by the Company's total policy management business.

Selling, general and administrative expenses

  Selling, general and administrative expenses increased 9.6%, principally related to the Company's investment in its international sales force and infrastructure.

Litigation settlement and expenses, net

  In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ( CSAA ), concluding with an agreement for the mutual dismissal of all related claims and counterclaims as well as the Company s recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million gain for this recovery during the second quarter.

  The Company, during the second quarter of 1995, provided for $7.9 million in estimated litigation costs arising from certain litigation to which the Company was both a defendant and counter-claimant. The costs provided for included, but were not limited to, fees paid or anticipated to be paid to external counsel and other costs related to the Company's defense and claims regarding these matters.

Gain on sale of Health business and related assets

  On June 30, 1995, the Company completed the sale of its Health
Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expense and other accrued costs, the Company recorded a pre-tax gain of $8.1 million.

Amortization of goodwill and other intangibles

  The 11.7% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of micado on October 1, 1995.

OPERATING INCOME

  Operating income decreased 4.9% ($.8 million), before the effects of the litigation recovery credit recorded during second quarter 1996, and the gain on the sale of the health business, provision for litigation costs and restructuring credits recorded during the second quarter of 1995. This decline has largely been caused by the current period increase in expenditures in the Company s international infrastructure, including its sales force, professional services organization and product development areas. Offsetting this effect, in part, was the increase in the percentage of total revenues represented by initial license charges from 7.1% of total revenues for second quarter 1995 to 8.8% of total revenues for second quarter 1996.


OTHER INCOME AND EXPENSES

  As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $.5 million. The average nominal interest rate applicable to borrowings under these facilities during the second quarter was 6.05%.

  The increased interest costs were offset in part by a $.4 million increase in investment income, principally related to a higher average level of interest-bearing cash equivalents during second quarter 1996 as compared to second quarter 1995.


INCOME TAXES

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 35.8% and 27.7% for the three months ended June 30, 1996 and 1995, respectively. The effective rate for the second quarter of 1996 is higher than the federal statutory rate due principally to the effect of state and local income taxes; however, the effect of state and local income taxes has been offset in part by the effect of the Company s expensing, during 1996 for tax purposes, certain intangible assets related to the abandonment of certain of the Company s domestic property and casualty risk information services activities. The effective rate for 1995 was significantly lower than the federal statutory rate due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division as discussed above.

SIX MONTHS COMPARISON

  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:



                               Revenues
                              Six Months
                            Ended June 30,
                             1996    1995     Change
                            (Dollars In Millions)
   Line of Business
Property & Casualty...     $187.6  $193.7      (3.2)%
Life..................       83.1    65.0      27.9
Health................         *      7.9        *

   Geographic Market
United States.........     $200.1  $207.3      (3.5)%
International.........       70.5    59.3      18.9


*The Company s Health Insurance Systems business was divested June
30, 1995.


REVENUES



                                     Six              Six
                                Months Ended     Months Ended
  Licensing                     June 30,1996     June 30,1995       Change
                                    (Dollars in Millions)
Initial charges...................  $22.4            $21.5            4.2%
Monthly charges...................   27.7             26.8            3.3
                                    $50.1            $48.3            3.7%

Percentage of revenues............   18.5%            18.1%


  Initial license charges increased 4.2% ($.9 million), principally due to increases in domestic life insurance licensing activity.

  Life insurance initial license charges increased 58.0% ($3.3 million). Property and casualty initial license charges decreased 13.1% ($2.0 million), however, initial license charges for the first six months of 1995 included a $4.0 million non-recurring source code license agreement with a cross-industry vendor and $4.1 million related to joint marketing and distribution arrangements with NCR Corporation, formerly AT&T Global Information Solutions. These revenues were replaced in part by a large Series III license executed during the first quarter of 1996, and $1.7 million in initial license charge revenues of micado, acquired October 1, 1995. Initial license charges for the first six months of 1996 include right-to-use charges of $2.8 million compared to $4.5 million (inclusive of the $4.0 million source code license referred to above) for the first six months of 1995. Initial license charges for the period also include termination charges of $0 and $1.1 million for the first six months of 1996 and 1995, respectively.



                                 Six               Six
                              Months Ended      Months Ended
  Services                    June 30,1996      June 30,1995        Change
                                 (Dollars in Millions)
Professional and outsourcing... $140.1            $126.6             10.7 %
Information....................   78.8              91.0            (13.4)
Other..........................    1.5               1.0             50.0
                                $220.4            $218.6               .8 %

Percentage of revenues.........   81.5%             81.9%


  Overall professional and outsourcing services revenues increased 10.7%; however, when revenues of the Company's health business
(sold June 30, 1995) are excluded from the comparison, the increase is 17.1%.

  Property and casualty professional and outsourcing services revenues increased 11.2% ($10.5 million). Domestic professional and outsourcing services revenues increased 2.4%; however, excluding total policy management revenues, domestic professional and outsourcing services revenues increased 16.8% ($6.3 million) principally due to increased volumes of professional and outsourcing services to new and existing customers. This increase was offset in part by the effects of depopulation of certain assigned risk pools serviced by the Company's total policy management business and the change to six month policies from twelve month policies of the Florida Joint Underwriting Authority. International professional and outsourcing services revenues increased 30.5% ($9.0 million), principally as a result of the October 1, 1995 acquisition of micado and increased services activity to new and existing customers in other areas of Europe.

  Life insurance professional and outsourcing services revenues increased 39.0% ($10.0 million). Domestic life insurance professional and outsourcing services revenues increased 70.9% ($8.5 million) principally as a result of an increase in the volume of domestic professional and outsourcing services provided to new and existing customers, including implementation services and total policy administration services. International life insurance professional and outsourcing services revenues increased 10.7% ($1.5 million), principally in the European and Nordic regions.

  Information services revenues decreased 13.4%; however, excluding risk information services revenues (ceased and abandoned in the fourth quarter 1995), information services revenues remained relatively flat. Domestic property and casualty automobile information services revenues are 6.9% lower than the same revenues for the first six months of 1995, although, principally as a result of the Company's 1995 alliance with a leading database information enterprise, these second quarter 1996 revenues are approximately 20.9% higher than fourth quarter 1995 levels. Life insurance information services revenues have increased 7.9%, principally due to revenue associated with the Company's Infinity services.

OPERATING EXPENSES

Cost of Revenues

  Overall employee compensation and benefits increased 8.1% from the first six months of 1995 to the first six months of 1996, principally due to increases in international development and services staffing and the October 1, 1995 acquisition of micado. The effect of the Company's divestitures of its health and risk information services businesses in June 1995 and December 1995, respectively, was to lower compensation and benefits expense by approximately $12.2 million. However, this effect was offset by compensation expense associated with increased domestic development and professional services staffing.

  Computer and communications expenses increased 13.2%, resulting principally from the effect of licensing expense related to the Company's long-term license and maintenance agreement (entered into March 27, 1995) to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations, and the effect of lease expense associated with leases entered into as part of the Company's restructuring of its data processing facilities discussed in the three month Operating Expense discussion above.

  Information services and data acquisition costs decreased 5.6%, due principally to a 9.0% decrease in state fees for motor vehicle reports associated with the Company's domestic property and casualty information services, similar to the trend discussed in Revenues above. This decrease was offset in part by an increase in the volume of expenses for attending physician statements related to the provision of certain life insurance information services.

  Depreciation and amortization of property, equipment and capitalized software costs decreased 4.5%. This decrease is principally due to lower depreciation expense resulting from the Company's fourth quarter 1995 restructure of its data processing facilities. This decrease in depreciation expense was offset in part by increased amortization resulting principally from the March 1996 release of the latest version of CyberLife client/server life insurance software.

  Other costs and expenses decreased 19.9%. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the depopulation of certain assigned risk pools serviced by the Company's total policy management business.

Selling, general and administrative expenses

  Selling, general and administrative expenses increased 8.2%, principally due to the Company's investment in its international sales force and infrastructure.

Litigation settlement and expenses, net

  In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ( CSAA ), concluding with an agreement for the mutual dismissal of all related claims and counterclaims as well as the Company s recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million gain for this recovery during the second quarter.

  During the first quarter of 1995, the Company and its insurance carrier agreed to settle amounts contested related to the reimbursement of certain costs incurred by the Company in connection with the 1994 settlement of its securities class action. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action which had previously been recorded in the fourth quarter of 1994.

  The Company, during the second quarter of 1995, provided for $7.9 million in estimated litigation costs arising from certain pending litigation to which the Company was both a defendant and counter-claimant. The costs provided for included, but were not limited to, fees paid or anticipated to be paid to external counsel and other costs related to the Company's defense and claims regarding these matters.

Gain on sale of Health business and related assets

  On June 30, 1995, the Company completed the sale of its Health
Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expense and other accrued costs the Company recorded a pre-tax gain of $8.1 million.

Amortization of goodwill and other intangibles

  The 17.7% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of micado on October 1, 1995.

OPERATING INCOME

  Operating income increased 1.4% ($.5 million), before the effects of the litigation recovery credit recorded during the first half of 1996, and the gain on the sale of the health business, net provision for litigation costs and restructuring credits recorded during the same period of 1995.International expenses grew at a rate 50% greater than related revenues as the Company invested in necessary infrastructure and integration.

  The effect of the Company's international operations was offset in part by the increase of professional and outsourcing services revenues as a percentage of total revenues from 47.4% of total revenues for the first six months of 1995 to 51.8% for the same period of 1996. At the same time, information services, which generally produce smaller margins than professional and outsourcing services, decreased as a percentage of total revenues from 34.1% of total revenues for the first six months of 1995 to 29.1% for the same period in 1996.


OTHER INCOME AND EXPENSES

  As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $.5 million. The average nominal interest rate applicable to borrowings under these facilities during the first half was 6.08%.

  The increased interest costs were offset by a $.5 million increase in investment income, principally related to a higher average level of interest-bearing cash equivalents during the first six months of 1996 as compared to the same period of 1995.


INCOME TAXES

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 35.6% and 32.8% for the six months ended June 30, 1996 and 1995, respectively. The effective rate for the 1996 period is higher than the federal statutory rate due principally to the effect of state and local income taxes; however, the effect of state and local income taxes has been offset in part by the effect of the Company's expensing, during 1996 for tax purposes, certain intangible assets related to the abandonment of certain of the Company's domestic property and casualty risk information services activities. The effective rate for 1995 was significantly lower than the federal statutory rate due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division as discussed above.

              LIQUIDITY AND CAPITAL RESOURCES

                                        June 30,     December 31,
                                          1996          1995
Cash and equivalents, marketable         (Dollars in Millions)
  securities, and investments.......... $ 24.9         $ 44.6
Current assets.........................  175.2          188.6
Current liabilities....................   99.6           94.4
Working capital........................   75.6           94.2
Long-term debt.........................   37.0           14.9

                                           Six months ended
                                        June 30,       June 30,
                                          1996           1995
                                         (Dollars in Millions)
Cash provided by operations............ $ 37.4         $ 52.7
Cash used for investing activities.....  (37.5)         (38.9)
Cash used for financing activities.....  (17.2)          (7.0)

  The Company remained well-capitalized at June 30, 1996, with a current ratio (current assets divided by current liabilities) of 1.76, which management believes is sufficient to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company also has available under its credit facilities (net of amounts outstanding at June 30, 1996) $80.0 million under its 364 day $100.0 million facility (renewed August 9, 1996) and $53.0 million under its 3 year $100.0 million facility (dated August 11, 1995), should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company has available an uncommitted $10.0 million operating line of credit with which it may choose to fund temporary operating cash needs.

  Cash provided by operations decreased $15.3 million. During the first six months of 1996, the Company paid a significant amount of costs previously accrued in 1995 related to its ongoing legal proceedings. Although the Company had reached an agreement with its insurance carrier during the second quarter of 1996 for the Company to be reimbursed for approximately $9.4 million of these costs, the Company did not actually receive payment for this reimbursement until July 1996. Additionally, the Company made cash payments of $5.3 million against its restructuring reserves (which included $.3 million in discount amortization; restructuring reserves were also reduced by a write-off of $.4 million, principally consisting of abandoned assets of the Risk business), as well as other accrued items in the normal course of business.

  During the six months ended June 30, 1996, the Company capitalized $26.7 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows ) and CyberLife object-oriented client/server life insurance software, as well as other ongoing projects for other domestic as well as international products. Also, during the second quarter of 1996, the Company repurchased
1.4 million of its outstanding common shares at an aggregate cost of $73.6 million.

  Significant expenditures anticipated for the remainder of 1996, excluding any possible business acquisitions or common share repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($12.0 million); costs relating to the internal development of software systems ($28.0 million); and payments relating to past business acquisitions ($6.2 million).

  The Company has historically used the cash generated from operations for: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations, cash and investment reserves and amounts available under the Company's credit facilities will be able to meet presently anticipated needs; however, the Company may also consider incurring additional debt as needed to accomplish specific objectives in these areas and for other general corporate purposes.



                  FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's operating results and financial condition can be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company s anticipated future results:

- - Currently, the Company s business is focused principally within the global property and casualty and life insurance industries;

- - There is increasing competition for the Company s products and services;

- - The market for the Company s products and services is characterized by rapid changes in technology;

- - Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators;

- - The timing and amount of the Company s revenues are subject to a number of factors, including, but not limited to, the timing of customers decisions to enter into large license agreements with the Company;

- - Unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company s ability to generate/raise cash to satisfy financing needs;

- - The Company s operations have not proven to be significantly seasonal, although quarterly revenues and net income could be expected to vary at times;

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

  Because of the foregoing factors, as well as other factors affecting the Company s operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

___________________________________
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company s operations, markets, products, services and prices, as well as other specific factors discussed in the Company s fillings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

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

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California (see Item 3, Legal Proceedings, of Part I contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995). In May 1996, after nine weeks of trial, the parties agreed that CSAA would dismiss its claim against the Company in return for the Company dismissing its counterclaim against CSAA. The agreement also resolves a collateral proceeding by the Company against CSAA and Computer Sciences Corporation which is pending in another jurisdiction and arose out of the agreement which was the basis of the California proceeding.

  Based upon the allegations raised in the CSAA and SLD lawsuits, the Company s insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced a declaratory judgment action against the Company to determine St. Paul s obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company s defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages (see Item 3, Legal Proceedings, of Part I contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995).

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company s legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolves the Company s and St. Paul s claims related to the CSAA matter; however, the action will continue as to the parties claims related to insurance coverage for the SLD matter.

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


Item 4. Submission of Matters to a Vote of Security Holders

  At the Company s Annual Meeting of Stockholders, held on May 28, 1996, the Company s stockholders approved: (i) the election of two directors, Dr. John M. Palms (16,794,209 votes for and 55,578 abstentions) and John P. Seibels (16,794,477 votes for and 55,310 abstentions) to serve a term of three years; (ii) the ratification of the selection of independent auditors (16,836,778 votes for, 9,866 votes against and 3,143 abstentions).

  The following directors' terms continued through the Annual
Meeting of Stockholders, held on May 28, 1996: G. Larry Wilson
(Chairman of the Board), Roy L. Faulks, Frederick B. Karl, Joseph
D. Sargent and Richard G. Trub.


Items 2, 3, and 5 are not applicable.


Item 6. Exhibits and Reports on Form 8-K.


Exhibits

  Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                   POLICY MANAGEMENT SYSTEMS CORPORATION


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   POLICY MANAGEMENT SYSTEMS CORPORATION
                               (Registrant)




Date: August 13, 1996              By:  Timothy V. Williams
                                   Executive Vice President
                                   (Chief Financial Officer)

                   Policy Management Systems Corporation


                               Exhibit Index



Exhibit
Number
10. MATERIAL CONTRACTS

  A. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer

  B. 364-Day Credit Agreement dated as of August 11, 1995 among Policy Management Systems Corporation, the Guarantors
        Party thereto, the Banks Listed therein and Morgan
        Guaranty Trust Company of New York as Agent

  C. Three-Year Credit Agreement dated as of August 11, 1995 among Policy Management Systems Corporation, the
        Guarantors Party thereto, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent

  D. Amendment No.1 to 364-Day Credit Agreement dated September 29, 1995 among Policy Management Systems Corporation and
        Morgan Guaranty Trust Company of New York

  E.    Amendment No.1 to Three-Year Credit Agreement dated
        September 29, 1995 among Policy Management Systems
        Corporation and Morgan Guaranty Trust Company of New York

  F. Amendment No.2 to 364-Day Credit Agreement dated March 29, 1996 among Policy Management Systems Corporation and
        Morgan Guaranty Trust Company of New York

  G.    Amendment No.2 to Three-Year Credit Agreement dated March
        29, 1996 among Policy Management Systems Corporation and
        Morgan Guaranty Trust Company of New York


11.     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


27.     FINANCIAL DATA SCHEDULE