Form 10-Q
period 1996-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1996-11-14
CIK 356226

                               UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

                         QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996    Commission file number 1-10557



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

  18,178,869 Common shares, $.01 par value, as of November 14,1996


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

              POLICY MANAGEMENT SYSTEMS CORPORATION



                              INDEX



PART I. FINANCIAL INFORMATION                                PAGE


  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three and nine months ended September 30,
            1996 and 1995..................................... 3

          Consolidated Balance Sheets as of
            September 30, 1996 and December 31, 1995.......... 4

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................ 9


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................26

  Item 6. Exhibits and Reports on Form 8-K....................27


Signatures....................................................28












      3                         PART I
                    FINANCIAL INFORMATION

              POLICY MANAGEMENT SYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                                         Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                        1996      1995       1996      1995
                                          (Unaudited)          (Unaudited)
                                      (In Thousands, Except Per Share Data)
Revenues
  Licensing.......................... $ 24,186  $ 24,518   $ 74,320  $ 72,798
  Services...........................  122,812   106,704    343,193   325,346
                                       146,998   131,222    417,513   398,144
Operating expenses
 Cost of revenues
  Employee compensation & benefits...   47,192    38,401    131,523   116,448
  Computer and communications
    expenses.........................    7,967     7,160     24,038    21,353
  Information services and
    data acquisition costs...........   29,981    26,806     87,890    88,173
  Depreciation and amortization of
    property, equipment and
    capitalized software costs.......   12,539    12,683     35,512    36,750
  Other costs & expenses.............   13,669    10,984     29,419    30,555
 Selling, general and administrative
   expenses..........................   18,023    15,734     52,691    47,771
 Amortization of goodwill and
   other intangibles.................    2,616     2,330      7,777     6,715
 Litigation settlement and
    expenses, net....................      -         -       (9,422)    6,216
 Gain on sale of Health business
    and related assets...............      -         -           -     (8,116)
 Business acquisition charges........      109       -           99       -
 Impairment and restructuring
    credits, net.....................     (394)        6       (461)    ( 240)
                                       131,702   114,104    359,066   345,625

Operating income ....................   15,296    17,118     58,447    52,519

Other Income and Expenses:
  Investment income..................      376       654      1,898     1,612
  Interest expense and other
    charges..........................   (1,475)     (658)    (3,544)   (2,176)
                                        (1,099)      ( 4)    (1,646)     (564)
Income before income taxes...........   14,197    17,114     56,801    51,955
Income taxes.........................    5,190     5,520     20,363    16,951

Net income........................... $  9,007  $ 11,594   $ 36,438  $ 35,004

Net income per share................. $    .50  $    .60   $   1.94  $   1.81
Weighted average number of shares....   18,179    19,401     18,747    19,376

See accompanying notes.

TABLE

                 POLICY MANAGEMENT SYSTEMS CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)     (Audited)
                                                        September 30,  December 31,
                                                            1996          1995
                                                             (In Thousands,
                                                          Except Share Data)
Assets
Current assets
  Cash and equivalents................................... $  8,030      $ 35,094
  Marketable securities..................................    2,400         4,615
  Receivables, net of allowance for uncollectible
     amounts of $806   ($2,042 at 1995)..................  102,937        95,740
  Income tax receivable..................................   14,908        25,089
  Deferred income taxes..................................   15,770        10,261
  Other..................................................   16,663        17,833
     Total current assets................................  160,708       188,632

Property and equipment, at cost less accumulated
     depreciation and amortization of $116,589
     ($103,568 at 1995)..................................  113,504       109,183
Receivables..............................................    5,539         5,885
Goodwill and other intangibles assets, net...............   84,352        89,319
Capitalized software costs, net..........................  170,642       145,982
Deferred income taxes....................................    1,376         2,335
Investments..............................................    6,496         4,905
Other....................................................    5,755         5,492
        Total assets..................................... $548,372      $551,733

Liabilities
Current liabilities
  Accounts payable and accrued expenses.................. $ 49,538      $ 70,673
  Accrued restructuring charges..........................    3,875         9,456
  Accrued contract termination costs.....................      425         1,154
  Current portion of long-term debt......................     -            1,766
  Income taxes payable...................................    7,268            10
  Unearned revenues......................................   10,021        11,350
  Other..................................................       32          -
     Total current liabilities...........................   71,159        94,409

Long-term debt...........................................   57,750        14,873
Deferred income taxes....................................   62,895        52,701
Accrued restructuring charges............................    1,940         4,439
Other....................................................    3,310         2,639
     Total liabilities...................................  197,054       169,061

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -              -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 18,178,869 shares issued and
   outstanding (19,436,114 at December 31, 1995).........      182           194
Additional paid-in capital...............................  106,094       173,402
Retained earnings........................................  246,551       210,113
Foreign currency translation adjustment..................   (1,509)       (1,037)
     Total stockholders' equity..........................  351,318       382,672
        Total liabilities and stockholders' equity....... $548,372      $551,733

See accompanying notes.

CAPTION

              POLICY MANAGEMENT SYSTEMS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                        Nine Months
                                                     Ended September 30,
                                                      1996        1995
                                                    (In Thousands)
Operation Activities
  Net income......................................  $ 36,438   $ 35,004
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................    45,507     44,985
    Deferred income taxes.........................     6,342      8,790
    Provision for uncollectible accounts..........       456        262
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................    (8,080)    (4,795)
    Receivables...................................    (4,742)    (4,988)
    Income taxes receivable.......................    10,181      4,533
    Accounts payable and accrued expenses.........   (21,421)    (6,201)
    Income taxes payable..........................     6,561      1,394
  Other, net......................................    (2,001)    (8,300)
       Cash provided by operations................    69,241     70,684

Investing Activities
  Proceeds from sales/maturities of marketable
   securities.....................................     2,850      7,778
  Purchases of marketable securities..............      -        (3,694)
  Investment in nonconsolidated affiliate.........    (2,315)       -
  Acquisition of property and equipment...........   (20,676)   (17,579)
  Capitalized internal software development
   costs..........................................   (41,953)   (32,621)
  Purchased software..............................    (1,192)      (250)
  Proceeds from disposal of property and
   equipment......................................       747        827
  Business acquisition............................    (6,777)       -
  Contract acquisition costs......................      -       (10,000)
       Cash (used) by investing
         activities...............................   (69,316)   (55,539)

Financing Activities
  Payments on long-term debt......................  (138,693)    (6,945)
  Proceeds from borrowing under credit facility...   179,550     27,678
  Issuance of common stock under stock
   option plans...................................     6,283      2,863
  Repurchase of common stock......................   (73,603)       -
       Cash (used) provided by financing
         activities...............................   (26,463)    23,596

Effect of exchange rate changes on cash...........      (526)       (50)
Net (decrease)increase in cash and
  equivalents.....................................   (27,064)    38,691
Cash and equivalents at beginning of period.......    35,094     17,686
Cash and equivalents at end of period.............  $  8,030   $ 56,377

Supplemental Information
  Interest paid...................................     2,265      1,555
  Income taxes (refunded) paid....................    (3,464)     1,456

See accompanying notes.

      6

              POLICY MANAGEMENT SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996




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

  In November 1993, the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA") brought suit against the Company in the United States District Court for the Northern District of California (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the Year ended December 31, 1995) In May 1996, after nine weeks of trial, the parties agreed that CSAA would dismiss its claim against the Company in return for the Company dismissing its counterclaim against CSAA. The agreement also resolves a collateral proceeding by the Company against CSAA and Computer Sciences Corporation which was pending in another jurisdiction and arose out of the agreement which was the basis of the California proceeding.

  Based upon the allegations raised in the CSAA and SLD lawsuits, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced in 1995 a declaratory judgment action against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages (see Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolves the Company's and St. Paul's claims related to the CSAA matter; however, the action will continue as to the parties' claims related to insurance coverage for the SLD matter.

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


NOTE 2. NEW ACCOUNTING STANDARDS

  On January 1, 1996, the Company formally adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" ("SFAS 121"). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets'carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or abandoned. As the Company's accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company's financial condition or results of operations.

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



NOTE 3. RECLASSIFICATION

  Certain prior year amounts have been reclassified to conform to current year presentation.



NOTE 4.  ACQUISITIONS

  On August 9, 1996, the Company acquired certain assets of Co-Cam Pty Ltd. and related entities ("Co-Cam") for $6.3 million. Co-Cam, whose software and services include superannuation and pension administration systems, operates in Australia, New Zealand, the United Kingdom and certain Southeast Asia nations. The acquisition has been recorded using the purchase method of accounting.

      9
                  POLICY MANAGEMENT SYSTEMS CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                          RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                          1996   vs   1995
                                                                          Percent Increase
                                                                             (Decrease)
                                   Percentage           Percentage         Three     Nine
                                  of Revenues          of Revenues        Months    Months
                                  Three Months         Nine Months         Ended     Ended
                               Ended September 30,  Ended September 30,     September 30,
                                  1996      1995       1996      1995
Revenues
 Licensing.....................   16.4      18.7       17.8      18.2      (1.3)     2.1
 Services......................   83.6      81.3       82.2      81.8      15.1      5.5
                                 100.0     100.0      100.0     100.0      12.0      4.9
Operating expenses
 Cost of revenues
 Employee compensation
   and benefits.................  32.1      29.2       31.5      29.2      22.9     12.9
 Computer & communication
   expenses.....................   5.4       5.5        5.8       5.4      11.3     12.6
 Information services & data
   acquisition costs............  20.4      20.4       21.0      22.1      11.8      (.3)
 Depreciation & amortization
   of property, equipment &
   capitalized software costs...   8.5       9.7        8.5       9.2      (1.1)    (3.4)
 Other costs & expenses.........   9.3       8.4        7.1       7.7      24.4     (3.7)
Selling, general &
  administrative expenses.......  12.3      12.0       12.6      12.0      14.6     10.3
Amortization of goodwill and
  other intangibles.............   1.8       1.8        1.9       1.7      12.3     15.8
Litigation settlement and
  expenses, net.................     -        -        (2.3)      1.6        -    (100.0)
Gain on sale of Health
  business and related assets...     -        -          -       (2.0)       -    (100.0)
Business acquisition charges....    .1        -          -         -      100.0       -
Impairment and restructuring
  credits, net..................   (.3)       -         (.1)      (.1)   (100.0)      -
                                  89.6      87.0       86.0      86.8      15.4      3.9

Operating income................  10.4      13.0       14.0      13.1     (10.6)    11.3
Other income and expenses.......   (.7)       -         (.4)      (.1)    100.0    100.0
Income before income taxes......   9.7      13.0       13.6      13.0     (17.0)     9.3
Income taxes....................   3.5       4.2        4.9       4.2      (6.0)    20.1
Net income......................   6.2       8.8        8.7       8.8     (22.3)     4.1

THREE MONTHS COMPARISON

        A comparison of revenues for each line of business and geographic market for the periods presented is as follows:

                                    Three Months
                                 Ended September 30,
                                    1996     1995       Change
                               (Dollars in Millions)
   Line of Business
Property & Casualty....           $103.7   $ 96.0         8.0 %
Life...................             43.3     35.2        23.0

   Geographic Market
United States..........           $109.8   $ 98.7        11.2 %
International..........             37.2     32.5        14.5




Revenues

                                Three                 Three
                             Months Ended          Months Ended
  Licensing                September 30,1996     September 30,1995      Change
                                  (Dollars in Millions)
Initial charges................ $ 10.1                $ 11.3           (10.6)%
Monthly charges................   14.1                  13.2             6.8 %
                                $ 24.2                $ 24.5            (1.2)%

Percentage of revenues.........   16.4%                 18.7%

  Initial license revenues decreased $1.2 million from the third quarter of 1995 to the third quarter of 1996.

  Life insurance initial licensing revenues increased 86.4% ($2.7 million) from third quarter 1995 to third quarter 1996. These were offset by lower property and casualty licensing revenues, as initial licensing revenues declined by $1.4 million domestically and $2.5 million internationally from the third quarter of 1995 to the third quarter of 1996. Property and casualty licensing revenues in the United States are being impacted by various market factors including heightened focus by many insurance companies on their year 2000 projects and the lack of availability of certain "open" systems architectures in the Company's property and casualty products. The Company has initiatives underway to address these issues including new releases of Series III, Insure 90, Point and Capsil and programs to assist those companies, not currently customers, with near-term year 2000 solutions.

  Right-to-use charges (excluding further MESA obligations), and termination charges generally (related to the buy-out of monthly license agreements) were insignificant in the third quarter of 1996 and 1995. During the third quarter 1996 one customer accounted for $3.1 million of life insurance initial license charges representing a standard initial license of $1.0 million and a perpetual license of $2.1 million. The customer is paying these charges and its MESA obligations monthly over a six year period.

  Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the preceding seven quarters expressed as a percentage of total revenues for each of the periods presented:


                                  1996                    1995              1994
                            3rd   2nd   1st      4th   3rd   2nd*  1st*     4th*
                                           (Dollars in Millions)
 Property and Casualty
Initial license revenues   $4.2  $6.0  $7.3     $13.8  $8.1  $7.3  $8.0     $5.6
Total revenues              2.9%  4.4%  5.5%      9.9%  6.2%  5.5%  6.0%     5.8%

         Life
Initial license revenues   $5.8  $6.0  $3.1     $ 2.3  $3.2  $2.1  $3.7     $1.6
Total revenues              4.0%  4.4%  2.3%      1.7%  2.4%  1.6%  2.8%     1.3%


*Excludes licensing activity of the Company's Health Insurance Systems business, sold June
30, 1995. First and second quarter 1995 licensing revenues (initial and monthly licensing charges) related to the Health business were $.6 million and $.3 million, respectively.




                                 Three              Three
                              Months Ended       Months Ended
  Services                 September 30,1996  September 30,1995      Change
                                   (Dollars In Millions)
Professional and outsourcing... $ 81.6            $ 64.7             26.1 %
Information....................   39.7              41.6            ( 4.6)%
Other..........................    1.5                .4            275.0 %
                                $122.8            $106.7             15.1 %

Percentage of revenues.........   83.6%             81.3%


  Property and casualty professional and outsourcing services revenues increased 26.0% ($13.1 million). Domestic property and casualty professional and outsourcing services revenues increased 23.0% ($7.9 million) due to increases in the volume of services provided to new and existing customers. International property and casualty professional and outsourcing services revenues increased 32.4% ($5.2 million), principally due to services activity of micado, acquired October 1, 1995, Co-Cam Pty Ltd., acquired August 9, 1996 and increases in the volume of services provided to new and existing customers. The growth rate of these services, excluding the impact of the acquisitions, was 16.5%.

  The life insurance professional and outsourcing services revenue increased 25.7% ($3.7 million) over third quarter 1995, domestic life insurance professional and outsourcing services increased 36.4% ($3.0 million), and international life insurance professional and outsourcing services revenues increased 11.6% ($.7 million), due principally to increased volumes of services to new and existing international customers.

  Information services revenues decreased 4.6% from third quarter of 1995 to the third quarter of 1996. However, when risk information services (ceased and abandoned operations in the fourth quarter of 1995) are excluded from the comparison, information services revenues increased 11.3%. This increase is due in part to an increase of 6.0% ($.9 million) in life insurance information services principally comprised of attending physician statements and Infinity information services. Also contributing to this increase is an increase in property and casualty information services revenues of 17.2% ($3.4 million) which consists principally of fees for domestic motor vehicle reports as a result of the Company's November 1995 alliance with a leading database information enterprise.

OPERATING EXPENSES


Cost of Revenues



  Overall employee compensation and benefits increased 22.9% from third quarter 1995 to third quarter 1996, principally as a result of the increases in both international and domestic development and professional services staffing and the Company's acquisition on October 1, 1995 of micado (compensation expense of $1.6 million for the quarter) and August 9, 1996 of Co-Cam Pty Ltd. (compensation expense of $1.2 million for the quarter). Offsetting these increases was the effect of the Company's divestiture of its risk information services business in December 1995, which lowered compensation and benefits expense by approximately $3.7 million.

  Computer and communications expenses increased 11.3% principally as a result of lease expense associated with leases entered into as part of the Company's fourth quarter 1995 restructure of its data processing facilities. As part of this restructuring, the Company entered into 2 and 4 year renewable lease agreements for certain data processing equipment, which are intended to enable the Company to make use of the latest technology and improve the quality of service to its customers while allowing the Company to benefit from projected decreases in unit costs of this technology. The increase in lease expense resulting from the restructuring was offset by the decrease in depreciation expense discussed below.

  Information services and data acquisition costs increased 11.8%, due principally to increases of 14.4% in property and casualty information costs arising from increased volume of motor vehicle reports and 4.8% in life insurance information services, arising from increased volume of attending physician statements. These increases are consistent with the trend in information services revenues as discussed in Revenues above.

  Depreciation and amortization of property, equipment and capitalized software costs decreased 1.1%. This decrease is principally due to lower depreciation expense resulting from the Company's fourth quarter 1995 restructuring of its data processing facilities. This decrease in depreciation expense was offset in part by an increase in amortization resulting principally from the March 1996 release of the latest version of CyberLife client/server life insurance software.

  Other operating costs and expenses increased 24.4% Fees associated with the use of consultants and independent contractors increased, principally as a result of training in new technologies and the staffing needs for certain development and services activities. The increase was partially offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the depopulation of certain assigned risk pools serviced by the Company's total policy management business.


Selling, general and administrative expenses

  Selling, general and administrative expenses increased 14.6%, principally because of the Company's investment in its international sales force and infrastructure.


Amortization of goodwill and other intangibles

  The 12.3% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of micado on October 1, 1995.



OPERATING INCOME

  Third quarter 1996 operating income decreased 10.6% ($1.8 million) compared with the 1995 third quarter, before the effects of restructuring credits recorded during the third quarter 1996. This decline has largely been caused by the current period increase in expenditures in the Company's international infrastructure, including its sales force, professional services organization and product development areas. Partially offsetting this effect was the increase in the percentage of total revenues represented by professional services from 17.3% of total revenues for third quarter 1995 to 25.2% of total revenues for third quarter 1996.


OTHER INCOME AND EXPENSE

  As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $.8 million. The average nominal interest rate applicable to borrowings under these facilities during the third quarter was 6.07%.

INCOME TAXES

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 36.6% and 32.3% for the three months ended September 30, 1996 and 1995, respectively. The effective rate for the third quarter of 1996 is higher than the federal statutory rate principally due to the effect of state and local income taxes; however the effect of state and local income taxes has been offset in part by the effect of the Company's expensing, during 1996 for tax purposes, certain intangible assets related to the abandonment of certain of the Company's domestic property and casualty risk information services activities. The effective rate for 1995 was significantly lower than the federal statutory rate due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division.

NINE MONTHS COMPARISON


  A comparison of revenues for each line of business and geographic market for the periods presented is as follows:


                              Nine Months
                          Ended September 30,
                             1996    1995       Change
                         (Dollars in Millions)
   Line of Business
Property & Casualty...     $291.3  $288.0          1.1%
Life..................      126.2   101.9         23.9
Health................         .*     7.9*

  Geographic Market
United States.........     $309.9  $306.3          1.2%
International.........      107.6    91.8         17.2

*The Company's Health Insurance Systems business was divested June 30, 1995.

Revenues

                                    Nine                Nine
                                 Months Ended        Months Ended
  Licensing                   September 30,1996   September 30,1995    Change
                                    (Dollars in Millions)
Initial charges...................  $32.5               $32.7           ( .6)%
Monthly charges...................   41.8                40.1            4.2 %
                                    $74.3               $72.8            2.1 %

Percentage of revenues............   17.8%               18.3%

  Life insurance initial license charges increased 67.9% ($6.0 million). This increase was offset by a decrease of 25.2% ($5.9 million) in property and casualty initial license charges. However, initial license charges for the first nine months of 1995 included a $4.0 million non-recurring source code license agreement with a cross-industry vendor and $4.7 million related to joint marketing and distribution arrangements with NCR Corporation, formerly AT&T Global Information Solutions. These revenues were replaced in part by a large Series III license executed during the first quarter of 1996, the $3.1 million initial license charge described in the three month comparison, and $2.9 million in initial license charge revenues of micado, acquired October 1, 1995.

  Initial license charges for the first nine months of 1996 include right-to-use charges (licenses excluding further MESA obligations) of $3.0 million compared to $4.6 million (inclusive of the $4.0 million source code license referred to above) for the first nine months of 1995. Initial license charges for the period also include termination charges (related to the buyout of monthly license charges) of $0 and $1.4 million for the first nine months of 1996 and 1995, respectively.


                                 Nine                Nine
                              Months Ended        Months Ended
  Services                 September 30,1996   September 30,1995     Change
                                        (Dollars in Millions)
Professional and outsourcing... $221.7               $191.3           15.9 %
Information....................  118.5                132.6          (10.6)%
Other..........................    3.0                  1.4          114.3 %
                                $343.2               $325.3            5.5 %

Percentage of revenues.........   82.2%                81.7%


  Overall professional and outsourcing services revenues increased 15.9% however, when revenues of the Company's health business (sold June 30, 1995) are excluded from the comparison, the increase is 25.6%.

  Property and casualty professional and outsourcing services revenues increased 16.3% ($23.6 million). Domestic professional and outsourcing revenues increased 9.5%; however, excluding total policy management revenues, domestic professional and outsourcing services revenues increased 23.3% ($13.1 million) principally due to increased volumes of professional services associated with new and existing customers. This increase was offset in part by the effects of depopulation of certain assigned risk pools serviced by the Company's total policy management business and the change to six month policies from twelve month policies of the Florida Joint Underwriting Authority. International professional and outsourcing services revenues increased 31.2% ($14.2 million), principally as a result of the October 1, 1995 acquisition of micado and increased services activity to new and existing customers in other areas of Europe.

  Life insurance professional and outsourcing services revenues increased overall by 34.2% ($13.7 million). Domestic life insurance professional and outsourcing services revenues increased 56.9% ($11.5 million) principally as a result of an increase in the volume of services provided to new and existing customers, including implementation services and total policy administration services. International life insurance professional and outsourcing services revenues increased 7.3% ($1.4 million), principally in the European and Nordic regions.

  Information services revenue decreased 10.7%; however, excluding risk information services revenues (ceased and abandoned in the fourth quarter
1995), information services revenues increased 3.4% ($3.9 million). Domestic property and casualty automobile information services revenues were relatively flat for the first nine months of 1996 as compared to the first nine months of 1995, although, principally as a result of the Company's 1995 alliance with a leading database information enterprise, these third quarter 1996 revenues are approximately 26.3% higher than fourth quarter 1995 levels. Life insurance information services revenues increased 7.1%, principally as a result of revenue associated with the Company's Infinity services.


OPERATING EXPENSES

Cost of Revenues

  Overall employee compensation and benefits increased 12.9% from the first nine months of 1995 to the first nine months of 1996, principally due to increases in international development and professional services staffing, the October 1, 1995 acquisition of micado ( compensation expense of $4.0 million) and the August 10, 1996 acquisition of Co-Cam Pty. Ltd.(compensation expense of $1.2 million). The effect of the Company's divestitures of its health and risk information services businesses in June 1995 and December 1995, respectively, was to lower compensation and benefits expense by approximately $15.9 million. However, this effect was offset by compensation expense associated with increased domestic development and professional services staffing.

  Computer and communications expenses increased 12.6%, resulting principally from the effect of licensing expense related to the Company's long-term license and maintenance agreement (entered into March 27, 1995) to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations, and the effect of lease expense associated with leases entered into as part of the Company's restructuring of its data processing facilities discussed in the three month Operating Expense discussion above.

  Information services and data acquisition costs decreased .3%, due principally to a 2.1% decrease in state fees for motor vehicle reports associated with the Company's domestic property and casualty information services, similar to the trend discussed in Revenues above. This decrease was offset in part by an increase of 5.1% in the volume of expenses for attending physician statements related to the provision of certain life insurance information services.

  Depreciation and amortization of property, equipment and capitalized software costs decreased 3.4%. This decrease is principally due to lower depreciation expense resulting from the Company's fourth quarter 1995 restructure of its data processing facilities. This decrease in depreciation expense was offset in part by increased amortization resulting principally from the March 1996 release of the latest version of CyberLife client/server life insurance software.

  Other operating costs and expenses decreased 3.7%. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the depopulation of certain assigned risk pools serviced by the Company's total policy management business.


Selling, general and administrative expenses

  Selling, general and administrative expenses increased 10.3%, principally due to the Company's investment in its international sales force and infrastructure.

Litigation settlement and expenses, net

  In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSSA"), concluding with an agreement for the mutual dismissal of all related claims and counter claims as well as the Company's recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million gain for this recovery during the second quarter.

  During the first quarter of 1995, the Company and its insurance carrier agreed to settle amounts contested related to the reimbursement of certain costs incurred by the Company in connection with 1994 settlement of its securities class action. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action which had previously been recorded in the fourth quarter of 1994.

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


Gain on sale of Health business and related assets

  On June 30, 1995 the Company completed the sale of its Health Insurance Systems Division for a total consideration of $9.3 million cash. After selling expense and other accrued costs the Company recorded a pre-tax gain of $8.1 million.

Amortization of goodwill and other intangibles

  The 15.8% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of micado on October 1, 1995.


OPERATING INCOME

  Operating income increased 11.3% ($5.9 million). Excluding the effects of the litigation recovery on the 1996 results, the gain on the sale of the health business and provision for litigation costs on the 1995 results operating income fell by $1.6 million (3.1%).


OTHER INCOME AND EXPENSE

  As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $1.4 million. The average nominal interest rate applicable to borrowings under these facilities during the first half was 6.07%.

  The increased interest costs were offset by a $.3 million increase in investment income, principally related to a higher average level of interest-bearing cash equivalents during the first nine months of 1996 as compared to the same period of 1995.

INCOME TAXES

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 35.9% and 32.6% for the nine months ended September 30, 1996 and 1995, respectively. The effective rate for the 1996 period is higher than the federal statutory rate due principally to the effect of state and local income taxes; however, the effect of state and local income taxes has been offset in part by the effect of the Company's expensing, during 1996 for tax purposes, certain intangible assets related to the abandonment of certain of the Company's domestic property and casualty risk information services activities. The effective rate for 1995 was significantly lower than the federal statutory rate due principally to goodwill, deducted for tax purposes, relating to the sale of the Company's Health Insurance Systems Division.

                  LIQUIDITY AND CAPITAL RESOURCES


                                     September 30,   December 31,
                                         1996           1995
Cash and equivalents, marketable         (Dollars in Millions)
  securities, and investments.........  $ 16.9         $ 44.6
Current assets........................   160.7          188.6
Current liabilities...................    71.2           94.4
Working capital.......................    89.5           94.2
Long-term debt........................    57.7           14.9



                                      Nine months    Nine months
                                         ended          ended
                                     September 30,  September 30,
                                         1996           1995
                                         (Dollars in Millions)
Cash provided by operations...........  $ 69.2         $ 70.7
Cash used for investing activities....   (69.3)         (55.5)
Cash used for financing activities....   (26.5)          23.6



  The Company's current ratio (current assets divided by current liabilities) stood at 2.3 at September 30, 1996, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available under its credit facilities (net of amounts outstanding at September 30, 1996) $100.0 million under its 364 day $100.0 million facility and $43.0 million under its 3 year $100.0 million facility, should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company has available an uncommitted $10.0 million operating line of credit with which it may choose to fund temporary operating cash needs.

  Cash provided by operations decreased $1.5 million from September 30, 1995 to September 30, 1996. During the first nine months of 1996, the Company paid a significant amount of costs previously accrued in 1995 related to its ongoing legal proceedings. In the third quarter of 1996 the Company made a cash payment of $3.1 million relating to a 1995 business acquisition. Additionally, the Company made cash payments of $6.8 million against its restructuring reserves, as well as other accrued items in the normal course of business.

  During the nine months ended September 30, 1996 the Company capitalized $42.0 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows) and CyberLife object-oriented client/server life insurance software, as well as other ongoing projects for other domestic as well as international products. Also, during the second quarter of 1996, the Company repurchased 1.4 million of its outstanding common shares at an aggregate cost of $73.6 million.

  Significant expenditures anticipated for the remainder of 1996, excluding any possible business acquisitions or common share repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($7.0 million); costs relating to the internal development of software systems ($15.0 million); and payments relating to past business acquisitions ($3.1 million).

  The Company has historically used the cash generated from operations for the following: development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that it will continue to use its cash for all of these purposes in the future and that projected cash from operations, cash and investment reserves along with amounts available under the Company's debt facilities will be sufficient to meet presently anticipated operating needs and to accomplish specific objectives in these areas and for other general corporate purposes.

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

- There is increasing competition for the Company's products and services;

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

- Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operation expenses.

- Many of the Company's current and potential customers are or will spend significant amounts of money to make their existing information systems capable of handling the year 2000.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes in these estimates, and actual results could differ from these estimates.

  Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's fillings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

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

  In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolves the Company's and St. Paul's claims related to the CSAA matter; however, the action will continue as to the parties' claims related to insurance coverage for the SLD matter.

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


Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

              POLICY MANAGEMENT SYSTEMS CORPORATION


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               POLICY MANAGEMENT SYSTEMS CORPORATION
                            (Registrant)




Date:  November 14 , 1996               By:  Timothy V. Williams
                                        Executive Vice President
                                        (Chief Financial Officer)

                        Policy Management Systems Corporation


                                   Exhibit Index

Exhibit
Number
10. MATERIAL CONTRACTS

  A. Amendment No.3 to 364-Day Credit Agreement dated August 9, 1996 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York.

11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

27. FINANCIAL DATA SCHEDULE