Form 10-K
period 1996-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1997-03-28
CIK 356226

                         UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-K
                         ANNUAL REPORT
           PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
    Commission file number 1-10557


            POLICY MANAGEMENT SYSTEMS CORPORATION
    (Exact name of registrant as specified in its charter)
     South Carolina                    57-0723125
(State or other jurisdiction of      ( IRS Employer
Incorporation or organization)      Identification No.)

One PMSC Center (P.O. Box Ten)
Blythewood, S.C. (Columbia, S.C.)         29016 (29202)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $783,498,105 at March 24, 1997 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 24, 1997 was 18,179,401.


             DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the registrant's 1997 Proxy Statement in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                              PART I

Item 1.  Business

                           The Company

Organization and General Development

Policy Management Systems Corporation ("Company"), a leading provider of standardized insurance software systems and automation, administration and information services to the worldwide insurance industry, is a South Carolina corporation incorporated in 1980.

Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States and Canada. Since that time the Company expanded geographically into Europe, Australia and Asia, as well as into the life and health insurance markets, the information services market and the financial services market. However, as a result of certain changes in the health insurance market, the Company has ceased doing business in this market and focused principally on the needs of property and casualty and life insurers and financial services providers. The Company has also further expanded its software product and services offerings through client/server computing, strategic alliances, outsourcing and acquisitions, thereby strengthening the Company's ability to serve the global insurance marketplace.

Geographic Expansion

The Company determined that developing international customers and marketplaces was essential to becoming a leading provider of insurance solutions and systems to the worldwide insurance industry. The Company opened its Canadian office in 1977, and since that time has expanded operations to include several European countries and the Pacific region. The Company currently has international customers in 27 different countries (see Segment Information).

Beginning in 1993, the Company significantly increased its presence in European markets through certain strategic acquisitions (see Acquisitions). In December 1993, the Company acquired Norwegian-based Vital Data A.S. ("Vital Data"), which provided the Company with an outsourcing and development center for the Company's Nordic life systems. In December 1994, the Company acquired London, England-based Creative Holdings Group, Limited ("Creative"), to strengthen the Company's position in the European, Australian and Southeast Asian markets by providing the Company with a significant customer base of medium-sized general insurance companies, as well as proven technology already being utilized in these markets. Finally, in October 1995, the Company purchased micado Beteiligungs-und Verwaltungs GmbH ("micado"), a provider of software and services to German insurance and financial services companies, further strengthening the Company's European presence as well as providing the Company with expertise in object-oriented technology.

Client/Server Technology

Prior to 1989, the Company offered insurance software systems to the property and casualty insurance industry designed to run on traditional mainframe, midrange and personal computers. In 1987, the Company began research on an integrated relational database client/server solution for the insurance industry known as Series III. Using relational databases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III provides a flow of information between insurance agents, branch offices and the home office of insurance companies. With the completion of Release 8 in 1996, Series III, with the exception of workers' compensation insurance, is a comprehensive solution for all facets of the property and casualty insurance industry worldwide. The continued development of Series III will incorporate workers' compensation insurance, expanded functionality, object-oriented technology, internet capability and functionality on Microsoft 32-bit operating systems (Windows NT and Windows 95). The Company also continues to provide solutions to the property and casualty insurance industry through its Series II products, an earlier generation of solutions which are traditional mainframe or personal computer products. From its inception, Series III was designed to be year 2000 compliant and Series II products have been enhanced with the capability of handling transactions with dates of the year 2000 and beyond.

The POINT System, the Company's midrange solution for the United States and Latin American property and casualty insurance markets, is being re-engineered to produce client/server capabilities featuring a graphical user interface client. The re-engineered Point System, internally known as Point Open, will utilize object-oriented technology and will be offered on multiple platforms.

Insure/90, an AS/400 based product, became part of the Company's general insurance software solution to the European, Australian and Pacific Region markets. Currently under development is Insure Plus, the next generation of applications to ultimately replace the Insure/90 product, which will increase functionality and offer client/server capabilities and object-oriented technology.

The Company's acquisition of CYBERTEK Corporation ("CYBERTEK") in August, 1993 (see Acquisitions) provided the Company with the CK/4 Enterprise Solution, an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife, an integration of Cybertek functionality with client/server technology. The Company's subsequent releases of CyberLife's scalable platforms include server processes capable of processing on a PC local area network or an IBM Mainframe Hardware, and client processes executing on Windows 3.1, Windows 95, Windows NT, or OS/2. Cyberlife is also capable of processing transactions for the year 2000 and beyond.

Strategic Alliances

To expand its software product and services offerings, the Company has formed certain strategic alliances. For example, the Company's initial efforts on Series III development were enhanced by a Development and Marketing Agreement between the Company and International Business Machines Corporation ("IBM"). The Company has also entered into Value-Added Reseller and Industry Remarketer agreements with IBM for the AS/400 and S/390 business computer systems in conjunction with the Company's midrange POINT system.

The Company also supports an open systems strategy, which allows the host-based components of Series III to be portable across other technology platforms. As part of the open systems initiative, the Company joined Oracle's Business Alliance Program, Sybase's Open Solutions Partners Program and, in January 1996, Microsoft's Solution Developer Program. As Value-Added Resellers for both Oracle and Sybase, the Company positioned itself for developing its solutions to the insurance industry based on customer demand.

Information Technology Outsourcing and Business Process Outsourcing

The Company provides outsourcing services to the insurance industry using its data center operations, technical personnel, business analysts, and insurance specialists.

As an extension of traditional information technology ("IT") outsourcing, the Company offers Business Process Outsourcing ("BPO") within all segments of the Property and Casualty, Life, and Financial Services industry. BPO is the third party management, operation, and/or ownership of a customer's insurance related internal business processes. It transcends systems outsourcing and management by offering much more than data center operations, network management, and application support. By combining advanced technologies with re-engineered workflows, the Company is able to bring an increased level of efficiency to business processes. Entrusting these processes to the Company allows customers to take advantage of these efficiencies and focus resources on core competencies.

The Company provides various IT outsourcing services from data centers located in North America, Europe, and Australia.

Acquisitions

During 1985, the Company initiated an expansion into the property and casualty information services business to provide information to assist insurers in risk selection, pricing and claims adjusting. By 1988, through acquisitions of regional providers of these information services, the Company had developed a nationwide network to provide the full range of information services. These services were further expanded from 1990 through 1994, with the acquisition of companies that provide information services primarily related to the life and health insurance industries.

Between 1986 and 1989, the Company, through business acquisitions, took initial steps towards becoming a major supplier of automation solutions for the life insurance markets. Since then, the Company has continued to expand its product and services offerings and, in August 1993, acquired CYBERTEK of Dallas, Texas. CYBERTEK is a leading provider of information management systems and processing solutions designed to meet the needs of the life insurance and financial services industries. The Company continues to enhance and integrate the business functions of CYBERTEK products with certain components of the Company's
Series III industry applications.

In 1993, the Company acquired Vital Data to expand the Company's international growth into the Scandinavian countries of Norway, Finland, Sweden, and Denmark. In 1994, the Company, through its subsidiary PMS Norden, began developing systems for the Nordic market for individual life, group life and pensions, and began researching the integration of these systems with Series III.

To further strengthen its position in Europe and other foreign markets, the Company acquired Creative in December 1994 and micado in October 1995. Creative provides services and products to medium-sized general insurance companies. The acquisition of Creative positioned the Company to capitalize on business opportunities throughout Europe, the Pacific Region, and Australia. Headquartered in Germany, micado provides services and software to German insurance and financial services companies. The acquisition of micado, in addition to expanding the Company's customer base, positions the Company to make significant advances in its existing client/server solutions through the incorporation of object-oriented technology.

In October 1996, the Company acquired certain assets of Co-Cam Pty Ltd., headquartered in Melbourne, Australia as a means to further strengthen its presence in the Pacific Region marketplace.

Business Strategy

The Company's business strategy is to offer value to customers by structuring long-term relationships and agreements that provide its customers with continuously updated solutions, while providing a high degree of recurring revenues to the Company. During the early stages of the Company's development, a major portion of the Company's revenues was derived from systems licensing activities (43.7% in 1985). As the Company has continued to enhance its position as a provider of a full range of business solutions to the worldwide insurance industry, the portion of the Company's revenues derived from systems licensing activities has declined, representing 18.7% of total revenues in 1996. The remainder of the Company's revenues are derived primarily from outsourcing, professional services and information services activities.

As a result of this strategy, initial license charges, that portion of license charges from systems licensing activities which is generally recognized as revenue upon execution of a license obligation and delivery of the product, have declined, representing 8.9% of total revenues in 1996, compared to 16.4% in 1985.

Segment Information

The Company has elected to revise its segment information in order to disclose disaggregated information based on operating revenue producing business units for which financial information is produced internally for operating decisions. All prior year periods have been adjusted to reflect the revised classifications.

The Company's five operating units are as follows:

1. Property and casualty enterprise software and services (generally referred to as the "domestic property and casualty business"). This unit provides software products, product support, professional services and outsourcing to the US property and casualty insurance market.

2. Life enterprise software and services (generally referred to as the "domestic life business"). This unit provides software products, product support, professional services and outsourcing to the US life insurance and financial services markets. Additionally in 1995 and 1994 this segment included the Company's Health division which was sold in June 1995.

3. International. This unit provides software products, product support, professional services, outsourcing and information services to the property and casualty and life insurance markets primarily in Canada, Europe and the Pacific Region.

4. Property and casualty information services. This unit provides information services, principally motor vehicle records and claims histories, to US property and casualty insurers.

5. Life information services. This unit provides information services, principally physician reports and medical histories to US life insurers.

The majority of the Company's revenues are generated from products and services provided in the United States, although the Company does have customers in a total of 27 foreign countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services in the United States and foreign countries.


                                   Percent of Revenue
                                   Year Ended December 31,
                              1996        1995         1994
    United States             75.4%       77.5%        86.0%
    Canada                     3.4%        3.7%         3.4%
    Europe                    14.9%       13.2%         6.5%
    Pacific Region             6.3%        5.6%         4.3%


Additional information required by this section is contained in Note 13
Segment Information, which appears on page 42 of the Company's Financial
Statements contained herein.

Software Products

The Company offers over 100 business solutions, which include more than 70 application software systems, designed to meet the needs of the property and casualty and life insurance markets.

The Company's primary software systems currently run on midrange and large scale IBM computers or IBM-compatible equipment utilizing most IBM operating systems. In addition, a number of systems run on intelligent workstations.
The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain Unix platforms, allowing customers the capability of adding cost-effective increments of processing power. Significant efforts are underway to incorporate Microsoft's major operating systems (Windows NT and Windows 95) and to incorporate object-oriented and Internet-enabled technology (see Product Development).

The Company's software products automate most insurance processing functions, including various underwriting, claims, accounting, financial reporting, regulatory reporting and cash management functions. The systems have been designed to permit ease of use, providing flexibility in adapting them to a particular customer's requirements and modifying them as business conditions change. The systems are designed to be modular in structure and to facilitate the application of updates and enhancements, as well as the interfacing and integration with different systems. Most of the Company's applications will operate on either a stand-alone basis or in conjunction with other applications in the same product group.

Client/server technologies serve as a platform for the Company's systems for the property and casualty and life insurance markets. A primary advantage of the Company's software products is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for providers of insurance, creating a cooperative processing environment. In this cooperative processing environment, insurance professionals, using advanced intelligent workstations, are capable of processing multiple tasks concurrently with minimal clerical support and data entry. The Company's software products use advanced and emerging technologies such as relational databases, graphical user interfaces and imaging. The
Company's objective is to provide software systems which allow system upgrades, additions and interfaces to be implemented more quickly and at reduced costs, with minimum disruption to ongoing operations, and which utilize current technological advances.

The Company obtains from third parties licenses for a wide range of software products and services which are used in varying degrees to develop and enhance the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces.
Although such products licensed from third parties are important to the products and services offered by the Company, there is no single product licensed from a third party that, if discontinued, would significantly impact the Company's development of its products and performance of its services.
Product Support and Services

Product Support

Most customers licensing the Company's software systems pay a monthly license fee which entitles the customer to MESA (Maintenance, Enhancements and Services Availability). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current base versions of licensed systems. The enhancement provisions of MESA provide any additions or modifications to the licensed systems, if and when they become generally available as a result of the Company's continuing research and development efforts. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

Professional Services

The Company provides professional consulting and other services on a time and material basis and in some circumstances under fixed-price arrangements, including needs analysis, consulting, implementation, project management and programming. In addition the Company provides a full range of training programs to allow customers to gain an understanding of the utilization and functionality of the products and technology.

IT Outsourcing and BPO Services

The Company offers IT outsourcing services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business such as the Florida Joint Underwriters' Association and the Massachusetts automobile and automobile assigned risk plans to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis, to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support. IT outsourcing services are typically provided under contracts having terms from three to ten years.

The Company also offers related BPO services within all segments of the Property and Casualty, Life, and Financial Services industry.


Information Services

The Company offers a wide range of information services which are packaged to facilitate efficient review of underwriting risks and may be ordered and received on an automated basis through the Company's nationwide telecommunications network. These information services, which are designed to assist insurance professionals in making better decisions about risk selection, pricing and claims settlement, currently include motor vehicle reports (driving records), credit reports and histories, property claims estimating, physician reports and medical histories, as well as undisclosed driver information, driver mileage verification and claims histories provided through the Company's database services.

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

An example of the Company's continuing product development effort is the Company's Series III for property and casualty and CyberLife for the life and financial services industry (see Software Products above).

Although development efforts for the full release of Series III for the property and casualty insurance industry will continue, the majority of the components of Series III have been delivered since research began in 1987.
With the completion of Release 8 in 1996, Series III, with the exception of workers' compensation insurance, offers a comprehensive solution to the property and casualty industry worldwide. The Company has adopted object-oriented technology for current and future application development. As such, it is the Company's goal that every new development project uses the same technology and same architecture to create new insurance objects. This will enable the Company's General & Life Object-Based Application Library (GLOBAL)
to provide a repository of insurance application objects. Series III Release 9 will incorporate object-oriented technology. Release 9 will also support, for the first time in Series III, Microsoft's Windows NT operating systems.

The Company is undertaking a new strategic initiative which establishes a pathway for customers to migrate from mainframe-based legacy systems to open, Internet-enabled client/server solutions. Often the gap between the technology that customers need and their current technology is so wide that bridging the gap is a major obstacle and risk. By breaking technology upgrades into manageable units, the initiative allows customers to gradually improve their processing capabilities.

The development of CyberLife has represented a significant investment for the Company. Beginning with the existing functionality of the Cybertek enterprise solutions, this development has involved creating a new architecture and expanding those capabilities employing object-oriented development techniques and other leading-edge technologies to create a client/server enterprise-wide system for the life insurance and financial services industry. CyberLife's underlying technologies include expert systems, relational databases, real-time processing, and multi-platform implementations. The system is designed to be scalable from IBM mainframes to LAN server platforms. The client desktop functions under the Microsoft Windows 3.1, Windows 95, and Windows NT 4.0 operating systems as well as IBM's OS/2.

As part of this development effort and consistent with the Company's desire to reuse its software assets, a number of the Company's other products, including the Client Information System, DecisionWise, the Document Automation Platform, and the Electronic Commerce Platform, are being integrated into CyberLife.
This will obviate the need to develop similar functionality. Future CyberLife development will also include participation in the Company's GLOBAL effort to create re-usable insurance application objects.

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

The Company has nearly completed re-engineering its POINT system, a midrange solution designed for use by mid-sized property and casualty insurance companies, to make it portable across different hardware platforms. The POINT system, with this open systems direction, will offer insurance companies increased flexibility in adding functionality and processing power.

In an effort to maintain and strengthen its competitive position, the Company expends substantial amounts on internal product development. Expenditures for internal product development, which were capitalized, were $56.8, $46.8 and $30.7 million in 1996, 1995, and 1994, respectively, representing 9.7%, 8.7% and 6.2%, respectively, of total revenues. In addition to its continuing development efforts, the Company, in the past several years, has expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace.

The Company intends to continue to expand its product and services offerings through internal development and acquisitions.


Marketing and Customers

The Company primarily markets its products and services to several thousand property and casualty and life insurance companies, and independent agents and adjusters. In addition, the Company offers its software products and automation and administration support services in over 30 foreign countries.
At December 31, 1996, the Company was providing its products and services to more than 9,500 insurance companies, agents and adjusters. No single customer accounted for more than 10% of revenues during the year ended December 31, 1996.

The Company markets its products and services through a staff of approximately
165 employees, including salespeople and marketing support personnel, most of whom are specialists in the insurance industry and information technology.
The Company's marketing force works extensively with each prospective customer, to assist in analyzing its specific requirements. Consequently, the marketing process may extend over several months for a prospective customer seeking a major automation based solution.

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

The Company relies upon contract, copyright and other bodies of law to protect its products as trade secrets and confidential proprietary information. The
Company's agreements with its customers and prospective customers prohibit disclosure of the Company's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict their use of the Company's products to only their operations. The Company also informs its employees of the proprietary nature of its products and obtains from them an agreement not to disclose trade secrets and proprietary information.
Notwithstanding those restrictions, it may be possible for competitors of the Company to obtain unauthorized access to the Company's trade secrets and proprietary information.

The Company owns numerous trademarks and service marks which are used in connection with its business in all segments. These trademarks are important to its business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

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

There are a number of larger companies, including computer service, software and outsourcing companies, consulting firms, computer manufacturers, and insurance companies, that have greater financial resources than the Company and the technological ability to develop software products similar to those offered by the Company. There are also several companies that provide information services similar to those provided by the Company to the insurance industry. These companies present a significant competitive challenge to the Company's information services business. The Company competes on the basis of its service, price, system functionality and performance and technological advances.

Employees

At December 31, 1996, the Company had 4,906 full-time employees and 5,133 total employees located in offices worldwide.


Item 2.  Properties

The Company owns its 700,000 square foot headquarters complex located on 145 acres in Blythewood, South Carolina. The Company leases space at 27 various locations domestically for its regional and branch offices throughout the United States. Internationally, the Company has 25 locations throughout
Canada, Central and South America, Europe and the Pacific Region.

The Company, through its data centers located in North America, Europe and Australia, utilizes 20 mid-range and mainframe computers. All computers are owned or held under short-term leases. In total, these computers have over 10,000 megabytes of memory and are capable of processing over 950 million instructions per second. The Company is currently utilizing 80% to 90% of this capacity.

Item 3. Legal Proceedings

In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with this investigation.

In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February of 1997 following a jury trial, the Court and jury entered judgment in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition the jury found that SLD was using the Company's trade secrets without permission.
Pending before the Court are the Company's request for a court order requiring return of the Company's trade secrets and for SLD to cease further use of the Company's systems, and the Company's motions for judgment notwithstanding verdict. Depending on the outcome of the pending matters, the Company may appeal the judgment to the United States Court of Appeals. As a result of this judgment, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with these matters, and at December 31, 1996, provided an additional $6.0 million for the estimated judgment, interest, cost, and legal fees arising from this matter. Changes in the status of this proceeding could result in a change in this estimate in subsequent periods.

The Company is also presently involved in litigation which commenced in January of 1996 in the Circuit Court in Greenville County, South Carolina with
Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's Cybertek life insurance systems.
Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages of approximately $30 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

Based upon the allegations raised in a prior lawsuit with the California State
Automobile Association ("CSAA") and the SLD lawsuit, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced in June 1995 a declaratory judgment action in the United States District Court for the District of South Carolina against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages.

In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolved the Company's and St. Paul's claims related to the CSAA matter. The action continues as to the parties claims related to insurance coverage for the SLD matter.

In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business.
The Company believes it has meritorious defenses and is vigorously defending these matters.While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.


Item 4.

Executive Officers of the Registrant



Name                    Age   Position
G. Larry Wilson      50       Chairman of the Board, President
                              and Chief Executive Officer
David T. Bailey      50       Executive Vice President
Paul R. Butare       45       Executive Vice President
Donald A. Coggiola   57       Executive Vice President
Stephen G. Morrison  47       Executive Vice President, Secretary, General



                              Counsel and Chief Administrative Officer
Timothy V. Williams  47       Executive Vice President and Chief
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

Stephen G. Morrison - Executive Vice President, Secretary, General Counsel and
Chief Administrative Officer of the Company since January 1994. Responsible for the administration of the legal affairs of the Company and the Corporate
Services Group. Employed by the Company since January 1994. Prior to joining the Company, Mr. Morrison was engaged full time in the practice of law as Senior Partner with Nelson, Mullins, Riley & Scarborough in Columbia, South
Carolina. In that capacity, Mr. Morrison served as the Company's chief outside litigation counsel. Mr. Morrison will continue his affiliation with Nelson, Mullins, Riley & Scarborough and continues to perform certain services in that capacity on a declining basis.

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

Submission of Matters to a Vote of Security Holders

None.

PART II



Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters



The Company's common stock is traded on the New York Stock Exchange, symbol
PMS. The Company has never paid or declared a cash dividend on its common stock. The following table sets forth for the calendar periods indicated the high and low market prices for the Company's common stock.

                                   1996
                             High       Low

     First Quarter         $53 3/4     $43 5/8
     Second Quarter         55 1/2      43 7/8
     Third Quarter          50 1/2      33 1/8
     Fourth Quarter         47 3/8      34 1/8

                                   1995
                              High      Low

     First Quarter          $45 3/8   $37 3/4
     Second Quarter         51 5/8     43 1/2
     Third Quarter          54 1/4     46
     Fourth Quarter         51 1/8     42 5/8


Title of Class
Common Stock, $.01 par value

Number of Record Holders as of March 24, 1997
1,398


Item 6. Selected Consolidated Financial Data


                                                            (Restated)
Results of Operations    1996    1995      1994      1993      1992
                                (In Thousands, Except Per Share Data)

Revenues               $581,909  $537,302  $492,706  $453,099  $489,261
Operating income (loss)  74,725     8,624   (19,745)  (77,053)   78,971
Other income and
    expenses, net        (2,677)     (543)    1,256    10,656    11,792
Income (loss) before
   income taxes
   (benefit)             72,048     8,081   (18,489)  (66,397)   90,763
Net income (loss)      $ 45,997  $  3,139  $ (9,658) $(56,134) $ 61,522
Net income (loss)
   per share           $   2.47  $    .16  $   (.46) $  (2.46) $   2.65

Financial Condition

Cash and equivalents,
 marketable securities
 and investments      $ 30,838   $ 44,614  $ 34,304  $156,772  $238,521
Current assets         173,034    165,593   167,725   287,737   343,913
Current liabilities    112,636     94,461    76,856    80,981    57,226
Working capital         60,398     71,132    90,869   206,756   286,687
Total assets           572,218    532,736   524,031   659,803   706,942
Long-term debt(excludes
 current portion)       34,268     14,873     4,162     5,655     6,001
Total liabilities      208,966    150,064   147,109   182,831   127,866
Stockholders' equity   363,252    382,672   376,922   476,972   579,076

The above should be read in conjunction with the Consolidated Financial Statements, Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Annual Report.

The results of operations in 1996, 1995 and 1994 reflect special charges.The results of operations in 1996 reflect a net special credit of $3.4 million. This credit is a result of a pre-tax gain of $9.4 million related to the litigation recovery of previously established litigation reserves and a pre-tax charge of $6.0 million related to other litigation. The results of operations in 1995 reflect special charges of $56.4 million (after taxes $39.9 million, or $2.06 per share). These charges are principally related to the restructure of the Company's data processing facilities and information services business, litigation costs, acquisition-related charges, impairment of certain intangible assets and software associated with acquired businesses and the gain on the sale of the Company's health insurance systems business. The results of operations in 1994 reflect special charges of $67.5 million (after taxes $41.5 million or $1.99 per share). These charges are principally related to the impairment of intangible assets associated with acquired businesses and discontinued acquired software products and changes in estimates associated with previously established restructuring reserves. The results of operations in 1993 reflect special charges of $98.8 million (after taxes $76.2 million or $3.29 per share). These charges are principally related to the impairment of certain intangible assets associated with employee severance and outplacement and the future abandonment of certain leased office facilities as well as certain other one-time charges.

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

Effective January 1, 1993, the Company revised its estimates of the period of future benefit of goodwill from twenty-five years for all goodwill to fifteen years for goodwill related to information and computer services company acquisitions and ten years for goodwill related to software company acquisitions. The effect of this change in accounting estimate was to increase amortization expense by $2.7, $2.1 and $2.0 million for 1996, 1995 and 1994, respectively. Additionally, effective January 1, 1993, the Company revised its estimate of the useful life of internally developed software from four years to five years. The effect of this change in accounting estimate was to lower amortization expense by $5.3, $3.6 and $2.4 million for 1996, 1995 and 1994, respectively.

See Quarterly Consolidated Results of Operations on page 44 and Note 12 of Notes to Consolidated Financial Statements on page 40.

Item 7.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:



                                                        Percent
                                                  Increase(Decrease)
                             Percentage of Revenues      1996    1995
                             Year Ended December 31,      vs      vs
                               1996     1995     1994    1995    1994

Revenues:
  Licensing                   18.7%     19.0%   18.1%     6.7%    14.6%
  Services                    81.3      81.0    81.9      8.7      7.8
                             100.0     100.0   100.0      8.3      9.1

Operating expenses:
Cost of revenues
   Employee compensation
       and benefits           31.4      29.7    30.0     14.8      7.7
   Computer and communications
     expenses                  5.5       5.4     4.9     11.4     20.0
   Information services and
     data acquisition costs   20.2      21.1    26.9      3.6    (14.3)
   Depreciation and
     amortization of
     property, equipment and
     capitalized software
     cost                      8.4       9.2     9.6    (1.5)      4.8
   Other costs and expenses    7.7       8.6     6.7    (3.8)     40.8
  Selling, general and
    administrative expenses   13.0      12.2    10.5    14.9      26.2
  Amortization of goodwill and
    other intangibles          1.8       1.7     1.8    11.8       7.8
  Litigation settlement
    and expenses, net          (.6)      3.4     6.9  (118.0)    (46.0)
  Gain on sale of Health
    business and related
    assets                       -      (1.5)     -     -         -
  Business acquisition
    charges                      -        .5      .5    -           .9
  Purchased research and
    development                  -       2.7      -     -         -
  Loss on disposition of data
    processing equipment        -        3.4      -     -         -
  Impairment and restructuring
    credits (charges), net     (.2)      2.0     6.2  (110.3)     (65.5)
                              87.2      98.4   104.0    (4.1)      (3.2)

Operating income (loss)       12.8       1.6    (4.0)  766.5      143.7

Other income and
  expenses, net                (.4)      (.1)     .2   393.9     (143.2)

Income (loss) before income
  taxes (benefit)              12.4      1.5    (3.8)  791.6      143.7

Income taxes (benefit)          4.5       .9    (1.8)  421.4      156.0

Net income (loss)               7.9%      .6%   (2.0)%1,374.3%    132.5%


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

Revenues


     Licensing                 1996     Change    1995    Change    1994
                                       (Dollars In Millions)
Initial charges             $  51.9      6.4%    $ 48.8    28.1%   $38.1
Monthly charges                57.0      6.9       53.3     4.5     51.0
                             $108.9      6.7%    $102.1    14.6%   $89.1


Percentage of revenues         18.7%               19.0%            18.1%

Initial license revenues for 1996 increased $3.1 million (6.4%) due principally to an increase in domestic life insurance initial licensing activity of $5.9 million. This increase was offset by a decrease of $2.7 million in domestic property and casualty insurance initial licensing.
However, initial license charges for 1995 included a $4.0 million non-recurring source code license agreement with a cross-industry vendor and $4.8 million related to joint marketing and distribution arrangements with NCR Corporation. These revenues were replaced, in part, by a large license of the Company's Series II and Series III products executed during the fourth quarter of 1996 for $6.2 million.

Initial license charges for 1996 include right-to-use charges (licenses excluding further MESA obligations) of $4.2 million compared to $5.6 million (inclusive of the $4.0 million source code license referred to above) for 1995. Initial license charges for the year also include termination charges (related to the buyout of monthly license charges) of $1.7 million and $3.5 million for 1996 and 1995, respectively.

Initial license revenues for 1995 increased $10.7 million (28.1%) due principally to an increase in international property and casualty insurance licensing activity of $13.3 million, which was largely attributable to licensing activity of Creative, which was acquired by the Company on December 31, 1994 (see table below). Domestic property and casualty insurance licensing revenues, which increased $3.7 million for 1995. The increase in property and casualty initial license revenues for 1995 was offset, in part, by a $6.6 million decrease in health insurance initial licensing revenue (see Note 11 of Notes to Consolidated Financial Statements).

Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of domestic and international initial license revenues for 1996, 1995 and 1994:

     Initial licensing                       1996     1995    1994
                                          (Dollars In Millions)
Property and Casualty (domestic)          $20.1    $22.8    $19.1
Life (domestic)                            14.9      9.0*    14.2*
International                              16.9     17.0      4.8
                                          $51.9    $48.8    $38.1

Percentage of total revenue                 8.9%     9.1%     7.7%

*Includes initial licensing revenues from the Health Division (divested June 30, 1995) of $.3 million and $6.9 million in 1995 and 1994, respectively.

Monthly license charges for 1996 increased $3.7 million (6.9%) compared to 1995. This increase is principally related to an increase of $3.1 million in licensing activities in the international segment due to the acquisitions of Co-Cam in August 1996 and micado in October 1995. The domestic life monthly licensing increased $1.2 million, excluding a $.5 million decline in the health insurance systems business.

Monthly license charges for 1995 increased $2.3 million (4.5%) compared to 1994. This increase is principally related to an increase of $2.8 million in international attributable to the acquisition of Creative and the Nordic market and a $1.6 million increase associated with licensing activities in the property and casualty domestic market. This increase was partially offset by a $2.2 million decline in domestic life licensing activity, principally in the health insurance systems business.

       Services                     1996     Change   1995   Change  1994
                                        (Dollars In Millions)
Professional and outsourcing     $310.4      19.0%   $260.8  24.9%    $208.8
Information                       158.3      (8.1)    172.3 (10.8)     193.1
Other                               4.3     104.8       2.1  23.5        1.7
                                 $473.0       8.7%   $435.2   7.8%    $403.6

Percentage of revenues             81.3%               81.0%            81.9%

Professional and outsourcing services revenues for 1996 increased $49.6 million (19.0%) compared to 1995. This increase was principally related to services from both new and existing contracts amounting to $22.2 million for the domestic property and casualty insurance business and $6.6 million for domestic life insurance business and $20.8 million for international. The increase in the international market was principally due to the acquisitions of Co-Cam at August 9, 1996, and micado at October 1, 1995, and new services contracts in Europe.

Professional and outsourcing services revenues for 1995 increased $52.0 million (24.9%) compared to 1994. This increase was principally related to an increase in new and existing contracts amounting to $23.8 million for property and casualty insurance business and $4.6 million for life insurance business, offset by a decrease in revenues from the health insurance division of $9.3 million. The domestic market produced an $11.8 million increase in volume related to new and existing professional and outsourcing services contracts and a $12.0 million increase in volume related to the governmental and residual markets for total policy management outsourcing services, while the increase in the international market of $32.8 million was principally due to the acquisition of Creative at December 31, 1994, and new services contracts in Europe, Canada and the Pacific region. The increase in life insurance business is principally the result of volume increases relating to both new and existing outsourcing contracts and a new agreement for total policy administration services in the domestic market.

Information services revenues decreased $14.0 million (8.1%) from 1995 to 1996; however, excluding risk information services revenues (ceased and abandoned in the fourth quarter 1995), information services revenues increased $8.7 million (5.8%) principally related to an increase of $5.2 million in the domestic property and casualty automobile information services business and an increase of $4.0 million in life information services revenues.

Information services revenues decreased $20.8 million (10.8%) from 1994 to 1995, due principally to closing/divestiture of risk information services resulting in a $21.8 million decrease in revenues. The decrease in risk information services business was partially offset by a $2.6 million (4.6%) increase in life information services revenues (principally attending physician statements and medical history reports).

The Company believes that the operational and financial characteristics of its information services businesses differs substantially from its other business. Additionally with the continuing changes in the availability of and access to information the Company is evaluating the best way to provide information to its customers and whether ownership of the data is critical to satisfying the customer needs.

Operating Expenses

Cost of Revenues

Employee compensation and benefits increased $23.5 million (14.8%) for 1996 compared with 1995, and principally resulted from increased salaries and related costs associated with the acquisition of Co-Cam in August 1996, micado in October 1995 and increased costs associated with the growth in staffing for additional professional and outsourcing services to new and existing customers. Compensation and benefits increased $19.2 million internationally, while domestic only increased $4.3 million. The increases in costs were partially offset by a decrease in compensation and benefits of $19.3 million resulting from the Company's divestitures of its health and risk information services businesses in June 1995 and December 1995, respectively,(see Notes 11 and 12 of Notes to Consolidated Financial Statements), a decrease in performance compensation expense and a decrease in the use of temporary employees.

Employee compensation and benefits increased $11.5 million (7.7%) for 1995 compared with 1994, and principally resulted from the increased salaries and related costs associated with the acquisition of Creative in December 1994, increased costs associated with the growth in staffing for additional professional and outsourcing services to new and existing customers, and an increase in the accrual for performance compensation expense. These increased costs were offset in part by a decrease in the use of temporary employees and a decrease in compensation and other benefits related to the Company's sale of its health insurance systems division on June 30, 1995.

Computer and communications expenses increased $3.3 million (11.4%) for 1996 when compared to 1995, principally due to the effect of licensing expense related to the Company's long-term license and maintenance agreement (entered into March 27, 1995) to acquire rights to certain operating systems management software products for use in the Company's worldwide data center operations, and the effect of lease expense associated with leases entered into as part of the Company's restructuring of its data processing facilities. As a percentage of professional and outsourcing revenues, computer and communications expenses remained relatively constant at 10.3% for 1996, 11.1% for 1995 and 11.5% for 1994.

Computer and communications expenses increased $4.8 million (20.0%) to $28.8 million for 1995 compared to $24.0 million for 1994. This increase is due principally to expenses for certain operating system management software products utilized in the Company's worldwide data center operations (see Note 8 of Notes to Consolidated Financial Statements), and increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

Information services and data acquisition costs increased $4.1 million (3.6%) for 1996 compared to 1995, principally due to an increase in the volume of expenses for attending physician statements related to the provision of certain life insurance information services.

Information services and data acquisition costs decreased $18.9 million (14.3%) for 1995 compared to 1994, principally due to a decrease in the volume of state fees for motor vehicle reports associated with the domestic property and casualty automobile and information services business (see Revenue discussion above and Note 12 of Notes to Consolidated Financial Statements).

Although depreciation and amortization of property, equipment and capitalized software costs decreased slightly from 1995 to 1996, amortization of internally developed software costs increased $3.7 million (18.8%), principally due to amortization associated with the March 1996 release of the latest version of CyberLife client/server life insurance software and the 1996 release of the Company's property and casualty insurance Series III client/server software systems.
Depreciation expense decreased by $4.7 million as a result of the 1995 restructuring of the Company's U.S. Data Center and subsequent lease of computer equipment.

Depreciation and amortization expense increased $2.2 million (4.8%) for 1995 when compared to 1994. Amortization of internally developed software costs increased $4.9 million (33.2%), due principally to amortization associated with a new release of the Company's property and casualty insurance Series III client/server software system and the initial release of its life insurance CyberLife client/server software system, both of which became generally available during the first quarter of 1995. These increases were offset by lower amortization charges resulting principally from the impairment of certain identifiable intangible assets, goodwill and software products relating to the Company's property and casualty information services business (see Note 12 of Notes to Consolidated Financial Statements) and lower depreciation charges due to certain retirements of data processing equipment.

Other costs and expenses decreased 3.8% for 1996 compared to 1995. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's Series III property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the depopulation of certain assigned risk pools serviced by the Company's total policy management business.

Other costs and expenses increased 40.8% for 1995 compared to 1994. This increase resulted primarily from increased costs due to the December 1994 acquisition of Creative.

Selling, General and Administration

Selling, general and administrative expenses increased 14.9% for 1996 compared to 1995, almost entirely due to the Company's investment in its international sales force and infrastructure.

Selling, general and administrative expenses increased 26.2% for 1995 compared to 1994, principally due to the December 1994 acquisition of Creative and the Company's investment in its international sales force and infrastructure. These increases were offset in part by the divestiture of its health information services business in June 1995.

Amortization

Amortization of goodwill and other intangibles increased 11.8% for 1996 compared to 1995, principally due to the result of amortization of intangible assets related to the October 1995 acquisition of micado.

Amortization of goodwill and other intangibles increased 7.8% for 1995 compared to 1994, principally due to an increase in the amortization of intangibles associated with the December 1994 acquisition of Creative.

Litigation Settlement and Expenses

Litigation settlement and expenses net, resulted in a net credit in May 1996 when the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA"), concluding with an agreement for the mutual dismissal of all related claims and counterclaims as well as the Company's recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million pre-tax gain for this recovery during the second quarter. Additionally, in February of 1997, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with the verdict in the Security Life of Denver Insurance Company (SLD) matter and as of December 31, 1996 recorded an additional $6.0 million for the costs in this matter (see Note 8 of Notes to Consolidated Financial Statements).

The Company, as of December 31, 1995, provided for $20.1 million in estimated litigation costs arising from proceedings to which the Company is a party. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's claims and defenses for those matters.

In December 1994, the Company reached an agreement, which was subsequently approved on May 26, 1995 by the United States District Court for the District of South Carolina, to settle a shareholder class action. The Company's portion of the settlement and associated litigation costs resulted in a special charge of $34.2 million ($21.3 million after tax) in the fourth quarter of 1994. In March 1995, the Company and its insurance carrier signed an agreement to settle amounts contested and the carrier agreed to pay an additional amount of $1.7 million in full settlement of the Company's claims. Accordingly, the Company recorded a credit of $1.7 million, in the first quarter of 1995, as a further adjustment to the estimated costs of settling the securities class action.

Gain on Sale of Health Business

During the first half of 1993, the Company experienced a significant decrease in revenues from its health insurance systems business. The Company evaluated various options and during the second quarter of 1995 committed to sell the health insurance systems business and cease to market any health insurance related software systems. On June 30, 1995, the Company completed the sale of its health insurance systems business for a total consideration of $9.3 million in cash. After selling expense and other accrued costs, the Company recorded a pre-tax gain of $8.1 million (see Note 11 of Notes to Consolidated Financial Statements).

Business Acquisition Costs

During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe expected to close during the fourth quarter of 1995, that was not consummated ($1.2 million), and the settlement of certain contracts acquired through previous acquisitions ($1.4 million).

Purchased Research and Development

In connection with the October 1, 1995 acquisition of micado, the Company expensed $14.5 million relating to purchased research and development. Such amount was determined based on the estimated replacement cost related to the acquired technology for which technological feasibility has not been established and no alternative future use existed.

The Company expensed $2.6 million of purchased research and development, related to the Creative acquisition, at December 31, 1994.

Loss on Disposition of Data Processing Equipment

As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data processing facilities by beginning migration from BIPOLAR technology to newer CMOS technology. The Company entered into two and four year renewable lease agreements to acquire this technology (see Notes 4 and 8 of Notes to Consolidated Financial Statements), which will also allow the Company to take advantage of technological advances in this area without the large capital burden and lack of flexibility resulting from the purchase of such technology. As a result of the migration, the Company disposed of its existing data processing equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These charges, aggregating $18.4 million, are recorded under Loss on disposition of data processing equipment for the year ended December 31, 1995.

Impairment and Restructuring Charges

During the fourth quarter of 1995, the Company recorded charges aggregating $4.1 million to provide for the costs of restructuring its property and casualty risk information services business ($3.7 million) and the costs associated with the consolidation of existing operations with those of an acquired business in Germany ($.4 million). Additionally, during the fourth quarter of 1995, the Company recorded charges aggregating $6.7 million to write-off or write-down, as appropriate, the carrying values of certain identifiable intangible assets and goodwill related to prior business acquisitions ($5.2 million) and computer software ($1.5 million).

The Company recorded certain impairment and restructuring charges amounting to $30.7 million for 1994. The amount recorded in October 1994 includes a $21.6 million charge related to the impairment of identifiable intangible assets and goodwill associated with acquired businesses, principally the property and casualty automobile and risk information services business, an $11.5 million charge related to the impairment of acquired software products, which were discontinued, a $4.4 million credit related to a change in the Company's estimates associated with certain restructuring reserves established in June 1993 and a $2.0 million charge related to established liabilities for the costs of terminating certain lease obligations in the United Kingdom and related costs of consolidating the Company's existing operations with those of an acquired business in the United Kingdom.

Operating Income

Operating income, after the effects of the litigation settlement, litigation recovery and credit to impairment and restructuring expense, was $74.7 million for the year ended December 31, 1996. In May 1996, the Company recorded a $9.4 million pre-tax gain for the recovery of legal expenses following the resolution of the CSAA matter. During the year the Company also recorded a $1.1 million credit to change estimates associated with previously established restructuring reserves. At year end the Company recorded a $6.0 million pre-tax charge following the judgment in the SLD matter.

Operating income, after the effects of the gain from the sale of the Health Division and special charges, was $8.6 million for the year ended December 31, 1995. These results included a gain from the sale of the Company's Health Division of approximately $8.1 million. Special charges aggregating $64.6 million recorded during the year ended December 31, 1995 relate to impairment and restructuring charges, net ($10.6 million), litigation settlement and other legal expenses ($18.5 million), charges incurred in connection with the restructure of the Company's data center facilities ($18.4 million), and certain charges related to business acquisitions ($17.1 million).

For 1994 the Company incurred an operating loss of $19.7 million. This loss was solely attributable to various special charges aggregating $67.5 million, as discussed above.

Excluding the gain, special charges and credit, operating income was $70.2 million for 1996, compared with $65.1 million for 1995 and $47.7 million for 1994. The consecutive increases in operating income from 1994 through 1996, excluding the gain and special charges, results principally from aggregate increases in initial license revenues from both property and casualty and life insurers of $3.0 million from 1995 to 1996 and $10.8 million from 1994 to 1995, increases in professional and outsourcing services revenues from new international services contracts and new and existing contracts with domestic property and casualty insurance companies and residual markets of $39.6 million from 1995 to 1996 and $51.3 million from 1994 to 1995, and from increases in new professional and outsourcing services revenues from life insurers of $17.0 million from 1995 to 1996 and $16.4 million from 1994 to 1995. Operating income, as a percentage of total revenues, excluding the effects of the gain and special charges as described above, was 12.1% for 1996, 12.1% for 1995 and 9.7% for 1994.

Licensing revenues, as a percentage of total revenues, increased from 18.1% of total revenues for 1994 to 19.0% for 1995 and decreased to 18.7% for 1996 (see Revenues). If licensing revenues from the Company's health division (sold on June 30, 1995) are excluded licensing revenues as a percentage of total revenues increased from 16.9% for 1994 to 19.0% for 1995. A significant portion of both the Company's revenues and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time systems are licensed, there can be significant fluctuations from quarter-to-quarter and year-to-year in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of total initial license revenues and total revenues for each of the years presented:

                           First   Second    Third     Fourth
                          Quarter  Quarter  Quarter    Quarter  Total
                                  (Dollars In Millions)
     1996                 $10.4     $12.0   $10.1   $19.4    $ 51.9
Initial license revenues   20.1%     23.1%   19.4%   37.4%    100.0%
Total revenues              7.8%      8.8%    6.9%   11.8%      8.9%

     1995                 $11.9     $ 9.5   $11.3   $16.1    $ 48.8
Initial license revenues   24.5%     19.4%   23.1%   33.0%    100.0%
Total revenues              8.9%      7.1%    8.6%   11.6%      9.1%

     1994                 $ 3.6     $10.4   $14.3   $ 9.8    $ 38.1
Initial license revenues    9.5%     27.4%   37.6%   25.5%    100.0%
Total revenues              3.1%      8.4%   11.3%    7.8%      7.7%

Revenues from professional and outsourcing services activities, as a function of total revenues, increased from 42.3% for 1994 to 48.4% for 1995 and 53.3% for 1996 (see Revenues). Excluding the effects of professional and outsourcing services revenues from the Company's health division (sold on June 30, 1995), professional and outsourcing revenues as a percentage of total revenues increased from 39.5% for 1994 to 47.7% for 1995.

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

The information services businesses, which include property and casualty as well as life information services, produced a combined operating loss for 1994 of $18.6 million, primarily due to an aggregate operating loss of $21.8 million from the property and casualty information services segments. The Company took measures to evaluate and improve the property and casualty information services businesses. Nevertheless, the property and casualty information services business reported a 1995 operating loss of $11.4 million. As a result, the Company decided to cease providing certain property and casualty risk information services (see Note 12 of Notes to Consolidated Financial Statements). Despite growth in the Company's life information services businesses (see Revenues), aggregate information services revenues, which generally produce lower margins than professional and outsourcing services, as a percentage of total revenues has decreased from 39.2% for 1994, to 32.1% for 1995 and 27.2% for 1996.

Other Income and Expenses

During 1996, the Company made large cash expenditures relating to the October 1995 acquisition of micado ($6.4 million), the repurchase of 759,512 of the 1,519,024 shares of common stock held by GAP Coinvestment Partners and General Atlantic Investors 14 L.P. ($38.0 million) in March 1996 and the repurchase of 645,500 shares of the Company's outstanding common stock on the open market ($35.6 million) under its 2.5 million share repurchase authorization in March 1996. Consequently, the Company maintained a higher level of debt and a lower level of investable funds during 1996, resulting in an increase in interest expense of $1.7 million and a decrease in investment income of $.4 million.

Investment income decreased $3.4 million for 1995 compared with 1994, as a result of a lower level of investable funds, resulting from large cash expenditures for the acquisition of Creative ($19.9 million) in December 1994 and the repurchase in May 1994 of 3,274,037 shares of the Company's common stock ($91.9 million).

As part of the Company's repurchase of 2,278,537 shares of its common stock held by IBM, at a price of $24.71 per share, and the open market repurchase of 995,500 shares of common stock, the Company liquidated a portion of its marketable securities port-folio. The Company incurred a loss on the sale of securities of $1.9 million related directly to this liquidation during 1994.

Income taxes

The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) was 36.2%, 61.1% and (47.8%) for the years ended December 31, 1996, 1995, and 1994, respectively. The effective tax benefit rate in 1994 changed significantly, due principally to the Company's settlement with the Internal Revenue Service relating to all issues in the 1985 through 1990 examinations. As a result of this settlement, the Company's 1994 provision for income taxes reflected a $6.0 million reduction of taxes provided in prior periods. The effective income tax benefit rate for 1994 also includes the impact of the increase in the highest marginal corporate tax rate resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. The effective income tax rate for 1995 increased further as the result of the Company's expensing, for book purposes, purchased research and development associated with its October 1, 1995 acquisition of micado (see
Note 2 of Notes to Consolidated Financial Statements), nondeductible write-offs of goodwill impairment (see Note 12 of Notes to Consolidated Financial Statements) and the nondeductible amortization of goodwill. These effects were offset, in part, by the higher tax basis than book basis of the assets divested related to the sale of the Company's Health Insurance Systems
Division (see Note 11 of Notes to Consolidated Financial Statements) and differences between the U.S. tax rate and tax rates imposed on the income of foreign subsidiaries.

Liquidity and Capital Resources

                                                December 31,
                                             1996        1995
                                                 (In Millions)
Cash and equivalents,
   marketable securities
   and investments                          $ 30.8        $ 44.6
Current assets                               173.0         165.6
Current liabilities                          112.6          94.4
Working capital                               60.4          71.2
Current portion of long-term debt             31.2           1.8
Long-term debt                                34.3          14.9

Cash provided by operations                   96.8         104.7
Cash (used) by investing activities          (91.3)        (98.6)
Cash (used) provided by financing activities (18.7)         10.8

The Company's current ratio (current assets divided by current liabilities) stood at 1.5 at December 31, 1996, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available under its credit facilities (net of amounts outstanding at December 31, 1996) $77.0 million under its 364 day $100.0 million facility and $61.0 million under its 3 year $100.0 million facility, should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company has available an uncommitted $10.0 million operating line of credit with which it may choose to fund temporary operating cash needs (see Cost and Expenses above and Note 8 of Notes to Consolidated Financial Statements).

Cash provided by operations decreased in 1996 as a result of several factors. During the year the Company made a cash payment of $6.2 million relating to a 1995 business acquisition and $73.6 million resulting from the repurchase of the Company's common stock. Additionally, the Company made cash payments of $8.1 million against its restructuring reserves, as well as other accrued items, in the normal course of business and paid significant amounts previously accrued in 1995 related to its ongoing legal proceedings.

During 1996, the Company capitalized $56.8 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows) and CyberLife object-oriented client/server life insurance software, as well as other ongoing projects for the domestic as well as international products.

Significant expenditures planned for 1997, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, building improvements and office furniture, fixtures and equipment ($25.0 million) and costs relating to the internal development of software systems ($59.0 million).

The Company has historically used the cash generated from operations for the development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market conditions, it will continue to use its cash for all of these purposes in the future and that projected cash from operations will be able to meet presently anticipated needs; however, the Company may also consider incurring debt, as discussed above, as needed to accomplish specific objectives in these areas and for other general corporate purposes.

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

A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control. The Company believes that current and potential customers' decisions to enter into license agreements with the Company, may be significantly affected by strategies to make their existing information systems capable of handling the year 2000.

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

Additionally, the Company has an outsourcing contract that, due to legislation in 1996, has caused a portion of the revenue to shift to the last half of the year.

Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for the Company's products and services, the Company attempts to recover increases in costs by periodically increasing prices. Additionally, most of the Company's license agreements and long-term services agreements provide for annual increases in charges.
_____________________________________________________

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial
Statements and Supplementary Data
     Page
Report of Independent Accountants                              21
Consolidated Financial Statements and Notes:
    Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                         22
    Consolidated Balance Sheets as of
      December 31, 1996 and 1995                               23
    Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 1996,
      1995 and 1994                                            24
    Consolidated Statements of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994             25
    Notes to Consolidated Financial Statements                 26
Quarterly Consolidated Results of Operations                   44
Supplemental Schedules:
    Schedule II - Valuation and Qualifying Accounts            45
    Report of Independent Accountants                          46

Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

Report of Independent Accountants

To the Board of Directors
Policy Management Systems Corporation

We have audited the accompanying consolidated balance sheets of Policy Management Systems Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 7, 1997

Policy Management Systems Corporation
Consolidated Statements of Operations

                                              Year Ended December 31,
                                          1996         1995        1994
                                          (In Thousands, Except Per
                                                 Share Data)
Revenues:
  Licensing                             $108,922     $102,092   $ 89,083
  Services                               472,987      435,210    403,623
                                         581,909      537,302    492,706

Operating expenses:
  Cost of revenues
    Employee compensation and benefits   182,904      159,375    147,914
    Computer and communications expenses  32,059       28,779     23,991
    Information services and data
      acquisition costs                  117,630      113,536    132,484
    Depreciation and amortization of
      property,equipment and capitalized
      software costs                      48,594       49,327     47,068
    Other costs and expenses              44,471       46,243     32,833
  Selling, general and administrative
      expenses                            75,479       65,664     52,038
  Amortization of goodwill and other
      intangibles                         10,426        9,328      8,650
  Litigation settlement and expenses, net (3,422)      18,465     34,194
  Gain on sale of Health business
    and related assets                        -        (8,139)      -
  Business acquisition charges               136        2,573        -
  Purchased research and development          -        14,500      2,551
  Loss on disposition of data processing
    equipment                                 -        18,422     -
  Impairment and restructuring credits
    (charges), net                        (1,093)      10,605     30,728
                                         507,184      528,678    512,451

Operating income (loss)                   74,725        8,624    (19,745)

Other Income and Expenses:
  Investment income                        2,316        2,764      6,114
  (Loss) gain on sale of marketable
    securities                              -            -        (1,857)
  Interest expense and other charges      (4,993)      (3,307)    (3,001)
                                          (2,677)        (543)     1,256

Income (loss) before income
    taxes (benefit)                       72,048        8,081    (18,489)

Income taxes (benefit)                    26,051        4,942     (8,831)

Net income (loss)                       $ 45,997     $  3,139  $  (9,658)


Net income (loss) per share             $   2.47     $    .16  $    (.46)

Weighted average number of shares         18,604       19,391     20,865
See accompanying notes.

Policy Management Systems Corporation
Consolidated Balance Sheets


                                                   December 31,
                                              1996            1995
                                                (In Thousands,
                                                Except Share Data)
Assets
Current assets:
  Cash and equivalents                        $ 22,121   $ 35,094
  Marketable securities                          2,234      4,615
  Receivables, net of allowance
    for uncollectible amounts
    of $883 ($2,042 at 1995)                   116,113     95,740
  Income tax receivable                          1,383      2,050
  Deferred income taxes                         15,343     10,261
  Other                                         15,840     17,833
      Total current assets                     173,034    165,593
Property and equipment, net                    115,757    109,183
Receivables                                      4,866      5,885
Income tax receivable                            4,041      4,041
Goodwill and other intangibles, net             83,363     89,319
Capitalized software costs, net                177,875    145,982
Deferred income taxes                            1,560      2,336
Investments                                      6,483      4,905
Other                                            5,239      5,492
      Total assets                            $572,218   $532,736

Liabilities
Current liabilities:
  Accounts payable and accrued expenses       $ 61,435   $ 70,589
  Accrued restructuring charges                  2,478      9,456
  Accrued contract termination costs               407      1,154
  Current portion of long-term debt             31,222      1,766
  Income taxes payable                           6,623      -
  Unearned revenues                              9,840     11,350
  Other                                            631        146
      Total current liabilities                112,636     94,461
Long-term debt                                  34,268     14,873
Deferred income taxes                           58,370     33,652
Accrued restructuring charges                    1,340      4,439
Other                                            2,352      2,639
      Total liabilities                        208,966    150,064

Commitments and contingencies (Note 8)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000
   shares authorized                              -               -
Common stock, $.01 par value, 75,000,000
   shares authorized,18,179,186 shares
   issued and outstanding (19,436,114 at 1995)     182        194
Additional paid-in capital                     106,104    173,402
Retained earnings                              256,110    210,113
Foreign currency translation adjustment            856     (1,037)
     Total stockholders' equity                363,252    382,672
        Total liabilities and stockholders'
         equity                               $572,218   $532,736

See accompanying notes.

Policy Management Systems Corporation
Consolidated Statements of Changes in Stockholders' Equity


                         Unrealized
                    Foreign   Holding
          Additional          Currency  Loss on
     Common    Paid-In   Retained  Translation    Marketable
     Stock     Capital   Earnings  Adjustment     Securities     Total
     (Dollars In Thousands)
Balance,
December 31, 1993    $226  $262,167   $216,632   $(2,053)   -  $476,972

Net loss          -      -      (9,658)    -       -    (9,658)
Repurchase of
  3,274,037 shares
  of common stock,
  net of expenses   (32)  (91,844)      -       -       -   (91,876)
Unrealized holding
  loss on marketable
  securities      -      -         -       -     (118)  (118)
Foreign currency
  translation
  adjustment         -        -         -     1,602    -    1,602

Balance,
December 31, 1994   194    170,323  206,974    (451)   (118) 376,922

Net income             -      -       3,139     -       -   3,139
Stock options
  exercised
  (73,130 shares)    -       3,079      -       -            -   3,079
Unrealized holding
  gain on marketable
  securities      -      -         -       -      118    118
Foreign currency
  translation
  adjustment      -      -         -      (586)   -     (586)

Balance,
December 31, 1995   194    173,402  210,113  (1,037)   -   382,672

Net income             -      -      45,997     -       -    45,997
Stock options
  exercised
  (148,084 shares)    2      6,291      -       -       -   6,293
Repurchase of
  1,405,012 shares
  of common stock   (14)  (73,589)      -       -       -   (73,603)
Foreign currency
  translation
  adjustment       -           -        -    1,893           -   1,893

Balance,
December 31, 1996  $182   $106,104 $256,110   $  856     $   -  $363,252

See accompanying notes.

Policy Management Systems Corporation
Consolidated Statements of Cash Flows

                                              Year Ended December 31,
                                               1996       1995   1994
                                                 (In Thousands)
 Operating Activities
  Net income (loss)                          $ 45,997  $  3,139 $ (9,658)
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating activities:
    Depreciation and amortization              62,265    60,700   58,813
    Deferred income taxes                      20,392   (21,692)  (8,192)
    Loss on sale of marketable securities        -         -       1,857
    Provision for uncollectible accounts          510       567      955
    Impairment charges                            -       6,756   33,089
    Loss on disposition of data
      processing equipment                       -       18,422    -
    Purchased research and development           -       14,500    2,551
    Business acquisition charges                -         2,573    -
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs                       (10,076)   (1,713) (11,595)
    Receivables                               (17,299)   (5,901)  10,351
    Income tax receivable                         667    24,981  (12,299)
    Accounts payable and accrued expenses      (9,524)   16,911    2,241
    Income taxes payable                        4,805    (2,028)   1,104
    Other, net                                   (955)  (12,540)  (9,356)
       Cash provided by operations             96,782   104,675   59,861
Investing Activities
  Proceeds from sales/maturities of marketable
   available-for-sale securities                2,050    25,000  341,250
  Purchases of available-for-sale securities      -     (19,966)(228,313)
  Proceeds from maturities of held-to-maturity
   securities                                   1,000     5,736    2,217
  Purchases of held-to-maturity securities        -      (3,694)  (1,823)
  Investment in non-consolidated affiliate     (2,315)     -       -
  Acquisition of property and equipment       (28,852)  (24,483) (24,774)
  Capitalized internal software
   development costs                          (56,775)  (46,770) (30,666)
  Purchased software                           (1,192)     (711)    (418)
  Proceeds from disposal of
    property and equipment                        980     4,555     (580)
  Contract acquisition costs                     -      (10,000)     -
  Business acquisitions                        (6,178)  (28,231) (22,955)
       Cash (used) provided by
            investing activitie  s            (91,282)  (98,564)  33,938
Financing Activities
  Payments on long-term debt                 (210,265)  (20,002)  (6,992)
  Proceeds from borrowing under
    credit facilities                         258,862    27,678    -
  Issuance of common stock under
    stock option plans                          6,293     3,079    -
  Repurchase of outstanding common stock      (73,603)     -     (91,876)
       Cash (used) provided by financing
        activities                            (18,713)   10,755  (98,868)
Effect of exchange rate changes on cash           240       542   (1,367)
Net increase (decrease) in cash and
    equivalents                               (12,973)   17,408   (6,436)
Cash and equivalents at beginning of period    35,094    17,686   24,122
Cash and equivalents at end of period        $ 22,121  $ 35,094 $ 17,686
Noncash Activities
  Long-term debt arising from and assumed in
   connection with business acquisitions     $    -    $    -   $  2,347
Supplemental Information
  Interest paid                                 3,811     2,323    2,342
  Income taxes (received) paid                 (2,193)    2,793   10,249

See accompanying notes.

Policy Management Systems Corporation
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries ("the Company") all of which are wholly-owned. All material intercompany balances and transactions have been eliminated. The equity method of accounting is used when the Company does not have effective control and has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services, through the Company's nationwide telecommunications network using the Company's data base products. Outsourcing services are typically provided under contracts having terms from three to ten years, while agreements to provide information services have terms from one to five years, and in some cases month-to-month. Revenues from substantially all outsourcing and information services are recognized at the time the service is performed and losses, if any, are recognized in the period in which they are determined.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalent.

Marketable Securities

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

Goodwill and Other Acquired Intangible Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (FAS 121). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company adopted FAS 121 January 1, 1996. The effect of adoption was not material to the Company's financial condition or results of operations.

Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going-concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, the Company evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based upon the latest available economic factors and circumstances. The Company evaluates the recoverability of all long-lived assets including specific intangible assets and goodwill based upon a comparison of discounted estimated future cash flows from the related operations with the then corresponding carrying values of those assets. A rate considered to be commensurate with the risk involved is used to discount the cash flows. Impairment of value, if any, is recognized in the period in which it is determined.

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

Capitalized Software Costs

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (FAS 86), certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized over the estimated useful life, generally three to five years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. Product enhancements are improvements to an existing product that are intended to extend the life or improve significantly the marketability of the original product. Costs incurred for product enhancement are charged to expense as research and development until technological feasibility of the enhancement has been established. Upon release of the enhanced product, the unamortized value of the original product is added to the capitalized cost of the enhancement and amortized using the estimated life of the enhancement. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $.2 , $.9 and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also recorded write-offs of $14.5 and $2.6 million representing purchased research and development costs during 1995 and 1994, respectively (see Note 2). The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized in the period it is determined.

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

Net Income (Loss) Per Share

Net income (loss) per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are common stock equivalents, and are excluded from the computation of net income (loss) per share since their effect is immaterial.

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

New Accounting Standards

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. The Company will adopt FAS 128 on its effective date. Proforma earnings per shares of the Company computed using FAS 128 is not different from earnings per share computed using existing standards and guidelines.

Other Matters

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Acquisitions

On August 9, 1996, the Company acquired certain assets of Co-Cam Pty Ltd. and related entities ("Co-Cam") for approximately $6.0 million. Co-Cam, headquartered in Australia, is principally a software and services provider for superannuation and pension administration systems. The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1996, includes the results of operations of Co-Cam from the date of acquisition.

On October 1, 1995, the Company acquired micado Beteiligungs-und Verwaltungs GmbH ("micado"). Headquartered in Germany, micado is principally a software provider to German insurance and financial services companies. The acquisition was financed principally from cash provided by operations and borrowings under the Company's credit facilities. The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 1995, includes the results of operations of micado from the date of acquisition. In connection with the acquisition, the Company recorded an estimated liability of $.4 million at October 1, 1995, included in Impairment and restructuring charges, net, in the accompanying Consolidated Statements of Operations, to provide for certain relocation and severance costs of consolidating existing operations in Germany with micado. At October 1, 1995, the Company also recorded a charge of $14.5 million representing purchased research and development for which technological feasibility had not yet been established and for which there is no alternative future use. Under the terms of the purchase agreement, payment of approximately $6.2 million of the purchase price was deferred at the date of acquisition and was paid during 1996.

On December 31, 1994, the Company acquired all of the outstanding capital stock of Creative Group Holdings, Limited ("Creative"). Creative, headquartered in the United Kingdom, is a British holding company whose wholly-owned subsidiaries provide software consulting, development, licensing and financing services to medium-sized general insurance companies. Creative has offices in England, Australia and Southeast Asia. The acquisition of Creative was recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1994, does not include the results of operations of Creative for the period. The Consolidated Balance Sheet as of December 31, 1994, includes the assets and liabilities as of that date. In connection with the acquisition, the company recorded an estimated liability of $2.0 million at December 31, 1994, to provide for the costs of terminating the Company's existing lease obligations in the United Kingdom ($1.8 million) and relocation and severance costs of consolidating its existing operations in the United Kingdom with Creative ($.2 million). These costs are included in Impairment and restructuring charges, net, in the accompanying Consolidated Statements of Operations for the year ended December 31, 1994. At December 31, 1994, the Company also recorded a charge of $2.6 million representing purchased research and development for which technological feasibility had not yet been established and for which there is no alternative future use.

The total costs of the acquisitions were determined, and assigned to the net assets acquired, as follows:


                                              micado   Creative
                                               1995      1994
                                                 (In Thousands)
Total consideration paid                       $30,806   $19,634
Direct costs of acquisition                        915       304
Total cost to be assigned to net
    assets acquired                             31,721    19,938
Add  - Liabilities assumed.                     12,762     8,789
Less  - Cost assigned to tangible and
    identifiable intangible assets acquired     25,840    15,560
        - Write-off of purchased research
          and development                       14,500     2,551
Cost assigned to goodwill                      $ 4,143   $10,616


Supplemental pro-forma information is not presented since these acquisitions were not material to the Company's consolidated results of operations in the year of acquisition.

During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe which was expected to close during the fourth quarter of 1995 and was not consummated.

Note 3.  Marketable Securities

Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. There were no sales of marketable securities during the years ended December 31, 1996 and 1995. For the year ended December 31, 1994, the Company received $145.9 million in proceeds from sales of available-for-sale securities, and recognized $1.9 million in gross realized losses, based on the specific identification method. There were no sales or transfers of debt securities out of the held-to-maturity category during the year ended December 31, 1995.

As of December 31, 1994, the amortized cost of the Company's marketable securities was $16.3 million, with a market value of $16.7 million.

The following is a summary of available-for-sale and held-to-maturity securities included in marketable securities as of December 31, 1996:



                             Gross     Gross
                            Amortized Unrealized  Unrealized Unrealized
                               Cost     Market    Gains      Losses
                                       (In Thousands)
Available-for-Sale Securities:
  Short-Term
    Municipal bonds and notes $  1,995  $  1,984  $   -     $  (11)


Held-to-Maturity Securities:
  Short-Term
    Municipal bonds and notes $    250  $    250  $   -      $  -

  Long-Term
    Municipal bonds and notes     4,168     4,207     39         -


  Total                        $  4,418     $  4,457  $  39      $  -



The following is a maturity summary of the available-for-sale and the held-to-maturity securities included in marketable securities as of


December 31, 1996:
                                Available-for-Sale     Held-to-Maturity
                                 Amortized       Amortized
                                     Cost  Market     Cost     Market
                                          (In Thousands)
Due within 1 year                   $  -       $  -   $  250    $  250
Due after 1 year through 5 years     1,995     1,984    1,834    1,848
Due after 5 years through 10 years    -          -      2,334    2,359
      Total                         $1,995    $1,984   $4,418   $4,457


The following is a summary of available-for-sale and held-to-maturity securities included in marketable securities as of December 31, 1995:


                          Gross      Gross
                        Amortized  Unrealized     Unrealized     Unrealized
                          Cost       Market    Gains     Losses
                                              (In Thousands)
Available-for-Sale Securities:
 Short-Term
  Municipal bonds and
     notes                   $3,005       $3,005     $ 7     $(7)
    U.S. Government
      bonds and notes         1,001        1,001       -       -
      Total                  $4,006       $4,006     $ 7     $(7)


Held-to-Maturity Securities:
  Short-Term
    Municipal bonds and
     notes                   $  609       $  611     $ 2     $ -

  Long-Term
    Municipal bonds and
     notes                    4,905        4,981      76       -
      Total                  $5,514       $5,592     $78     $ -


Note 4.  Property and Equipment

A summary of property and equipment is as follows:


                             Estimated            December 31,
                             Useful Life         1996    1995
                               (Years)          (In Thousands)
Cost:
Land                                  -      $  2,729    $ 2,566
Buildings and improvements       10-40         63,670     61,649
Construction in progress           -              232        121
Leasehold improvements            1-10          2,799      2,220
Office furniture, fixtures
  and equipment                    5-15        46,389     40,540
Data processing and
  communications equipment
  and support software            2-5         115,966    100,742
Other                             3-5           6,434      4,913
                                              238,219    212,751
Less: Accumulated depreciation
   and amortization                          (122,462)   (103,568)
Property and equipment                       $115,757    $109,183



Depreciation and amortization charged to expense was $23.7, $28.1 and $28.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data processing facilities by beginning migration from BIPOLAR technology to newer CMOS technology. The Company entered into renewable lease agreements for this technology. As a result of the migration, the Company disposed of its existing central processing unit and associated equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These one-time charges, aggregating $18.4 million, are recorded under Loss on disposition of data processing equipment in the accompanying Consolidated Statement of Operations for the year ended December 31, 1995.

Note 5.  Goodwill and Other Intangible Assets

A summary of goodwill and other intangible assets is as follows:

                                                  December 31,
                                                1996     1995
                                               (In Thousands)
Goodwill                                     $ 65,639   $ 61,341
Customer lists                                 20,860     20,503
Contract acquisition costs                     15,000     15,000
Covenants not to compete                        5,136      5,291
Other                                           6,662      6,189
                                              113,297    108,324
Less: Accumulated amortization                (29,934)   (19,005)
Goodwill and other intangible assets, net     $ 83,363  $ 89,319


Amortization charged to expense was $10.4, $9.3 and $8.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Goodwill and other intangible assets with an aggregate carrying value of $5.2 million were written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 12).

Note 6.  Capitalized Software Costs

A summary of capitalized software costs is as follows:
                                               December 31,
                                             1996       1995
                                                 (In Thousands)
Internally developed software               $267,461   $210,686
Purchased software                            29,518     26,265
                                             296,979    236,951
Less: Accumulated amortization              (119,104)   (90,969)
Capitalized software costs, net             $177,875   $145,982


Amortization charged to expense was $28.1, $23.2 and $19.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Purchased software with an aggregate carrying value of $1.5 million was written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 12).

Note 7.  Long-Term Debt and Other Borrowings

Long-term debt is as follows:
     December 31,
     1996 1995
     (In Thousands)
Credit facility borrowings (net of unamortized
  deferred arrangement costs)                $ 62,000  $ 14,746
Notes payable                                   3,490     1,893
                                               65,490    16,639

Less: Current portion                          31,222     1,766
Long-term debt                               $ 34,268  $ 14,873


On August 9, 1996, the Company renewed two unsecured credit facilities of $100 million each with a syndicate of financial institutions to provide an additional source of funds for general corporate purposes. The first $100 million facility bears a term of 364 days. The second $100 million facility bears a term of 3 years. Borrowings under the facilities bear interest payable at per annum rates based upon the Morgan Guaranty Trust Company's Prime Rate, the Federal Funds Rate, the London Interbank Offering Rate or the yield on certain certificates of deposit as appropriate, plus a spread above certain of these rates ranging from .4% to .6375% dependent upon certain financial ratios of the Company. Additionally, the Company pays a per annum facility fee on the aggregate amount of the commitments ranging from .1875% to .2%. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth. The average interest rate applicable to borrowings under these credit facilities was 6.16% and 6.34% for the years ended December 31, 1996 and 1995, respectively.

Note 8.  Commitments and Contingencies

Commitments

On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. The March 27, 1995 agreement replaced three five-year term agreements executed in 1993, and other related agreements. Minimum contract payments by the Company over the initial ten-year term aggregate $33.0 million payable in specified annual installments which escalate over the ten-year period. The first annual installment due March 31, 1995 was reduced by $1.5 million to reflect the application of a pre-payment credit relating to a prior agreement which was terminated. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee (beginning 1997 for the 1996 annual period) equal to a specified annual percentage of the Company's applicable annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten-year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined.

On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data processing and other professional services as required. The minimum contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company incurred costs of $10 million related to this agreement in the second quarter of 1995 ($5 million in the fourth quarter of 1994), which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement. At December 31, 1996, the net unamortized amounts related to this continuing agreement, included in other intangible assets, were $12.2 million.

During December 1995, as part of the restructuring of its data processing facilities (see Note 4), the Company entered into two and four year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial term of the agreements aggregate $6.0 million payable in specified monthly installments. At the end of the term of each agreement, the Company has the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease. The Company has the guaranteed option to renew the two year lease for two more years with then current technology at not-to-exceed cost.

The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $7.7, $7.1 and $7.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. An amount of $1.8 million for lease abandonment charges is included in Impairment and restructuring charges, net, in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994.

The Company leased certain data processing and related equipment primarily under operating leases expiring through 1996. Rent expense under operating leases for such equipment was $7.5, $4.9 and $5.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. All minimum lease payments under operating leases for data processing and related equipment are included in rent expense.

Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 18 years aggregating $5.9 million related to a leasehold planned for future abandonment (see Note 12):

                                                  Facilities
             Year Ending December 31,          (In Thousands)
                       1997                      $ 9,981
                       1998                        6,711
                       1999                        5,484
                       2000                        4,478
                       2001                        4,064
                       Thereafter                  9,846
                         Total                   $40,564

Contingencies - Legal Proceedings

In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with the Company's public reports and financial statements, as well as trading in the Company's securities. The SEC has issued a formal order of investigation which provides the SEC staff with power to subpoena documents and to compel testimony in connection with their investigation. The Company is cooperating with this investigation.

In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February of 1997 following a jury trial, the Court and jury entered judgments in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition the jury found that SLD was using the Company's trade secrets without permission. Pending before the Court are the Company's request for a court order requiring return of the Company's trade secrets and for SLD to cease further use of the Company's systems, and the Company's motions for judgment notwithstanding verdict. Depending on the outcome of the pending matters, the Company may appeal the judgment to the United States Court of Appeals. As a result of this judgment, the Company determined it was necessary to increase its estimate of anticipated liability for the estimated costs associated with these matters, and at December 31, 1996, provided an additional $6.0 million for the estimated judgment, interest, and legal expenses arising from this matter. Changes in the status of this proceeding could result in a change in this estimate in subsequent periods.

The Company is also presently involved in litigation which commenced in January 1996 in the Circuit Court in Greenville County, South Carolina with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's Cybertek life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages of approximately $30 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

Based upon the allegations raised in a prior lawsuit with the California State Automobile Association ("CSAA") and the SLD lawsuit, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"), commenced in June 1995 a declaratory judgment action in the United States District Court for the District of South Carolina against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in the CSAA and SLD matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages.

In connection with the Company reaching an agreement with CSAA for the dismissal of the CSAA matter, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the CSAA matter, and St. Paul agreed to reimburse the Company for the Company's legal fees in the CSAA matter (in excess of its deductible) with interest. As a result of this recovery, the Company recorded a gain of $9.4 million in the second quarter of 1996. This agreement resolved the Company's and St. Paul's claims related to the CSAA matter. The action continues as to the parties claims related to insurance coverage for the SLD matter.

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

Note 9.  Income Taxes

A reconciliation of the difference between the actual income tax provision (benefit) and the expected provision (benefit), computed using the applicable statutory rate is as follows:


                                          Year ended December 31,
                                           1996       1995   1994
Provision for taxes at the
  statutory rate                            35.0%    35.0%  (35.0)%

Increase (decrease) in provision from:
  Goodwill                                  (3.4)   (31.4)   25.1
  Internal Revenue Service settlement         -        -    (32.5)
  Revaluation of deferred state
    income tax liability                      -      (4.0)   (5.4)
  Purchased research and development          -      62.7     4.8
  Nontaxable investment income                -      (1.8)   (6.7)
  State and local income taxes,
    net of federal tax effect                1.8      3.0    (0.2)
  Differences in foreign and US tax rate       -    (23.2)    0.3
  Deferred tax asset valuation allowance       -     14.8     -
  Other                                      2.8      6.0     1.8
                                             1.2%    26.1%  (12.8)%
Effective income tax
  provision (benefit) rate                  36.2%    61.1%  (47.8)%


An analysis of the income tax provision (benefit) is as follows:

                                        Year ended December 31,
                                     1996        1995     1994
                                           (In Thousands)
Current domestic taxes              $ 2,494  $ (1,858) $(6,558)
Current foreign taxes                 4,835     3,309      951
Total current taxes                   7,329     1,451   (5,607)
Deferred income taxes relating to
  temporary differences:
    Depreciation and amortization
      of property, equipment and
      intangibles                       664   (1,748)  (7,808)
    Capitalized software
      development costs              10,511     8,876    6,555
    Impairment and restructuring of
      operations                      3,120     1,312    2,145
    Internal Revenue Service
      settlement                        -         -     (6,000)
    Revaluation of deferred state
      income tax liability              -        (497)    (999)
    Litigation settlement
      and expenses, net               4,184    (3,445)  (1,489)
    Other                               243    (1,007)   4,372
                                     18,722     3,491   (3,224)
Total income tax
      provision (benefit)          $ 26,051  $  4,942  $(8,831)

An analysis of the net deferred income tax liability is as follows:

                                                   December 31,
                                            1996           1995
                                               (In Thousands)

Current deferred assets:
Net operating loss carryforward              $ 8,743   $   745
Litigation settlements                         2,847     4,915
Restructuring loss from foreign operations       790       849
Accrued bonuses and commissions                  606     1,197
     Other                                     2,357     2,555
          Current deferred assets             15,343    10,261

Long-term deferred assets:
     State tax credits                           907     2,307
     Depreciation from foreign operations        436        -
     Other                                       217        29
          Long term deferred assets            1,560     2,336
          Total deferred assets              $16,903   $12,597



Current deferred liabilities:
     Other                                    $    39   $    61
          Current deferred liabilities             39        61
Long-term deferred liabilities:
    Depreciation and amortization of property,
       equipment and intangibles               16,335    16,378
     Capitalized software development costs    53,844    43,959
     Net operating loss carryforward           (9,095)  (19,049)
     Foreign tax credit carryforward           (3,846)   (3,771)
     Impairment and restructuring of operations  (789)   (4,202)
    Other                                       1,921       337
          Long-term deferred liabilities       58,370    33,652
          Total deferred liabilities          $58,409   $33,713


The Company generated a $23.9 million net operating loss for the year ended December 31, 1995 for tax purposes. Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1996 totaling approximately $3.7 million, which may be used to offset future taxable income. The carryforwards have no expiration period.

During 1994 the Company reached a final settlement with the Internal Revenue Service resulting in a $3.9 million payment and a $6.0 million reduction in the Company's provision for income taxes for the year ended December 31, 1994.

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $24 million at December 31, 1996) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, there would be additional federal income tax expense of $3.1 million.

The Company has foreign tax credit carryforwards at December 31,1996 of $3.8 million which will expire on December 31, 2001. The Company recorded a valuation allowance of $3.1 million at December 31, 1995 related to certain deferred tax assets that are not anticipated to be utilized.

Note 10.  Employee Benefit Plans

Profit Sharing Plan and Trust

Prior to July 1, 1995, eligible employees were covered under the Policy Management Systems Corporation Profit Sharing Plan and Trust. The Company's contributions to this Plan were determined by the Board of Directors of the Company. Employees made no contributions to this Plan. The Company made no contributions to the Plan for 1995 and 1994 and on July 1, 1995, all accounts of all Participants in this Plan were merged into the Company's 401(k) Retirement Savings Plan.

401(k) Retirement Savings Plan

The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan to eligible employees. Prior to January 1, 1995, Participants could elect to contribute up to 10% of their salary to the Plan, on either a before-tax basis, an after-tax basis, or a combination of both. The Company made a matching contribution of 50% for the first 6% of salary contributed by the Participant. Beginning January 1, 1995, the Company made a matching contribution of 100% of the first 3% of salary contributed by the Participant and a matching contribution of 50% of the next 3% of salary contributed by the Participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, Participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Until October 31, 1993, all non-vested and current Plan year Company contributions were invested in common stock of the Company. Non-vested and current Plan year Company contributions for the period November 1, 1993 through June 30, 1995 were invested in a government money market fund. Beginning July 1, 1995, non-vested and current Plan year Company contributions were again invested in common stock of the Company. The Company's contribution on behalf of participating employees was $3.5, $3.5 and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Stock Option Plans

The Company has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company and its subsidiaries.
In January 1993, options were granted under the Company's 1993 Long-Term Incentive Plan for Executives, subject to approval by the Company's stockholders. At the annual meeting of the Company's stockholders in April 1993, the 1993 Long-Term Incentive Plan for Executives was approved.

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

The exercise price of options exercised under plans, other than under the 1993 Long-Term Incentive Plan for Executives, during the years ended December 31, 1996, 1995 and 1994, were $15.13 to $49.63. The exercise prices of shares under option at December 31, 1996, 1995 and 1994, other than under the 1993 Long-Term Incentive Plan for Executives, were $15.13 to $69.38.

All options granted under plans, other than those granted under the 1993 Long-Term Incentive Plan for Executives, have exercise prices at 100% of market value at date of grant and, other than those granted in October 1994 and after, are exercisable at the rate of 33 1/3% per year (cumulative) beginning one year from date of grant. The options granted after May, July and November 1995 are exercisable at the rate of 20% per year (cumulative), beginning one year from date of grant, except for the options granted in October 1994 to the senior executives are exercisable at the rate of 33 1/3% per year (cumulative) beginning three years from the date of grant.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25)and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.4% and 6.5%; volatility factors of the expected market price of the Company's common stock of 42.7% and 43.8%; and weighted-average expected life of the options of 5.0 and 5.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                Year Ended December 31,
     Net Income                       1996           1995
                                   (In Thousands)

          As reported              $45,997   $ 3,139

         Pro forma                  41,564     2,035

     Primary earnings per share

         As reported               $  2.47    $  .16

         Pro forma                    2.23       .06

Option activity under all of the stock option plans is summarized as follows:

          Year Ended December 31,
     1996 1995 1994
          Weighted-      Weighted-      Weighted-
          Average        Average        Average
          Exercise       Exercise       Exercise
     Shares    Price     Shares    Price     Shares    Price
Outstanding
  at beginning
  of year      3,106,164   $49.78   2,804,328  $50.56    1,725,119     $61.88
Granted          776,968    42.14     674,359   47.99    1,361,143      39.15
Exercised       (148,084)   36.34    ( 73,130)  37.48           -      -
Forfeited       ( 86,666)   58.40    (299,393)  56.04     (281,934)     64.73
Outstanding at
  end of year  3,648,382   $48.49   3,106,164  $49.78    2,804,328     $50.56

Options
  exercisable
  at year end  1,218,203            1,119,562            878,165

Weighted-
 average fair
 value of options
 granted during
 the year         $19.65               $22.81             $20.38

[FN]

The following table summarizes information about fixed options outstanding at December 31, 1996:


          Options Outstanding Options Exercisable
              Weighted-
              Average    Weighted- Weighted-
Range of      Remaining  Average   Average
Exercise      Contractual     Exercise  Exercise
Prices        Shares           Life           Price            Shares Price
$24 to 30      280,236      7.2 years   $29.55      179,844    $29.17
 31 to 36      536,114      6.0 years    34.35      136,328     33.28
 43 to 49    1,279,402      7.6 years    43.57      344,250     45.09
 50 to 60      932,530      5.2 years    50.12      218,931     49.63
 65 to 80      620,100      5.9 years    76.95      338,850     72.84
             3,648,382                            1,218,203

Note 11.  Certain Transactions

On April 8, 1996 the Company repurchased 759,512 of the 1,519,024 shares of the Company's common stock held by GAP Coinvestment Partners and General Atlantic Partner 14 L.P. (collectively "General Atlantic Investors") and the remainder of the Company's shares owned by General Atlantic Investors were purchased by Continental Casualty Company, a licensee of the Company's Series III Solutions. The repurchase by the Company, at a price of $50.00 per share, resulted in an aggregate cash expenditure (after related costs) of approximately $38.7 million.

During 1996, the Company repurchased 759,512 shares of its commons stock from General Atlantic Investors and 645,500 shares of its common stock on the open market. There were no shares repurchased during the twelve months ended December 31, 1995. As of December 31, 1994, the Company had repurchased, on the open market, 995,500 shares of its common stock for a total of $35.3 million.

On June 30, 1995, the Company sold its Health Insurance Systems Division for a total consideration of $9.3 million in cash. After selling expenses of $.5 million, the net book value of assets sold of $.5 million, liabilities resulting from the sale, including severance liabilities for certain employees and other reserves of $1.5 million, and the present value of a sublease executed by the purchaser for certain office space of $1.3 million, the Company recorded a pre-tax gain of $8.1 million, for the year ended December 31, 1995.

The Company announced on April 27, 1994, that it had agreed with IBM to repurchase 2,278,537 of the 3,797,561 shares of the Company's common stock held by IBM and that the remainder of the Company's shares owned by IBM would be purchased by General Atlantic Investors. The Company completed the repurchase of these shares on May 16, 1994, at a share price of $24.71, which approximated an aggregate cash expenditure of $56.6 million. The shares repurchased by the Company represented 10% of its total shares outstanding prior to the repurchase.

Note 12.  Impairment and Restructuring Charges

The Company, as a result of significant changes in the property and casualty insurance industry, experienced a $5.1 million operating loss (before interest and income taxes) in its property and casualty domestic automobile and risk information services business in 1994 ($.8 million for automobile and $4.3 million for risk) on revenues of $128.9 million ($102.5 million for automobile and $26.4 million for risk). Although the Company consolidated its branch network offices to lower its fixed costs, this did not offset the increasing variable costs incurred due to the geographic dispersion of the Company's customer base. As competition increased, leading to intense price competition among information providers, the Company believed that the combination of factors would result in a continued decline in demand for certain information services. As a result of a detailed business assessment, revised forecasts of expected future cash flows and the application of the Company's accounting policy to evaluate recoverability, the Company determined that the carrying value of certain intangible assets of these businesses were not fully recoverable. Therefore the Company recorded, at October 1, 1994, impairment charges of $19.1 million to write-off the carrying value of certain identifiable intangible assets ($6.4 million) and goodwill ($12.7 million) related to its property and casualty automobile and risk information services businesses.

During 1995, the Company continued to examine its options to improve the overall performance of the risk information services business. The risk information services business continued to reflect declining sales and earnings, reporting revenues of $22.7 million for the year ended December 31, 1995 and an operating loss of $4.2 million. As a result of its continued detailed business assessment, the Company determined that there were no further services or investment alternatives that could bring these operations to profitability and that the cash losses related to the risk information services business would continue into the future. As a result, the Company decided to restructure its property and casualty information services business and cease providing certain data collection services, including property inspections, commercial audits and pre-employment checks. The Company sold the pre-employment business and completely ceased and abandoned operations in property inspections and commercial audits. As a result, the Company recorded, at December 31, 1995, restructuring charges of $3.7 million for disposal and severance charges related to exiting these operations.

In 1995, the Company performed a detailed assessment of the on-site medical correspondence information services business and determined that the expected future cash flows of this business did not support the carrying value of the related goodwill and identifiable intangible assets. As a result, at October 1, 1995, the Company recorded impairment charges of $1.8 million to write-off the carrying value of the identifiable intangible assets ($1.1 million) and goodwill ($.7 million).

As part of a 1983 business acquisition, the Company acquired a billing and collection system (CABILS), which was originally utilized in specialty processing or the processing of assigned risk business for the Company's customers (principally those customers acquired in the business acquisition) and, later, evolved into the basis for a portion of the Company's full property and casualty total policy management processing for voluntary as well as assigned risk business. During 1995, several of the Company's customers of this business opted to either move some or all states served by them to LAD servicing carriers or to not renew their agreements for these services for other reasons. In addition, the Texas Plan implemented rate increases and a mandatory takeout plan which had the effect of further decreasing the number of policies served by the Company. During 1995, the Company decided to migrate its property and casualty total policy management processing to its Series III technology, replacing the software acquired in 1983. Based on a detailed business assessment performed by the Company, the anticipated cash flows for this business for the period until the Series III migration was completed did not support the carrying value of the software and related goodwill associated with this business. As a result, the Company recorded, at October 1, 1995, impairment charges of $2.8 million to write-off the carrying value of the software ($.4 million) and related goodwill ($2.4 million).

During 1995, the Company ceased the active marketing of certain processing software utilized in the processing of Individual Accident and Health business by the Company's life business. A cash flow valuation performed by the Company under the above assumptions indicated that the expected discounted future cash flows of this business did not entirely support the carrying value of the goodwill associated with this business, which was originally acquired in 1987. As a result, the Company recorded at December 31, 1995 impairment charges of $.9 million to write-down the carrying value of the related goodwill to its estimated net realizable value.

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

The Company determined in the fourth quarter of 1994 that certain business operations and software systems acquired from Genesis, of Krumpendorf, Austria would not be compatible with the Company's future direction. The Company decided that it would cease operations related to this business and would no longer market or license Auen-und Innendienst Workstation, the software system acquired from Genesis. Consequently, the Company recorded impairment charges to write-off the carrying value of certain identifiable intangible assets and goodwill of $.7 million and acquired software of $1.5 million related to this prior business acquisition.

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

During 1994, the Company changed its estimates and reduced its restructuring reserves (established in June 1993) associated with its health insurance systems business by $4.4 million. Of this reduction, $2.6 million resulted from a change in the scheduled downsizing of the Company's health staff and a corresponding reduction in amounts established for severance and outplacement costs while $1.8 million of the reduction resulted from a lease termination at amounts less than those established for the planned future abandonment of certain leased office facilities.

Note 13.  Segment Information

The Company's operations are classified into five operating units. Operating business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. The units are as follows:

1. Property and casualty enterprise software and services (generally referred to as the "domestic property and casualty business"). This unit provides software products, product support, professional services and outsourcing to the US property and casualty insurance market.

2. Life enterprise software and services (generally referred to as the "domestic life business"). This unit provides software products, product support, professional services and outsourcing to the US life insurance and financial services markets. Additionally, in 1995 and 1994 this unit included the Company's Health division which was sold in June 1995.

3. International. This unit provides software products, product support, professional services, outsourcing and information services to the property and casualty and life insurance markets primarily in Canada, Europe and Asia/Pacific.

4. Property and casualty information services. This unit provides information services, principally motor vehicle records and claims histories, to US property and casualty insurers.

5. Life information services. This unit provides information services, principally physician reports and medical histories to US life insurers.

Information about the Company's operations for the past three years is as follows:


                                      Year Ended December 31,
                                     1996      1995      1994
Revenues                                (In Thousands)
  Enterprise Software and Services
    Property and Casualty          $216,093   $193,470  $168,060
    Life                             78,670     61,405    65,182
  Information Services
    Property and Casualty            90,442    107,902   133,209
    Life                             53,526     52,819    57,201
      Total U.S. net revenues      $438,731   $415,596  $423,652
  International                     143,178    121,706    69,054
          Total net revenues       $581,909   $537,302  $492,706

Operating Income
  Enterprise Software and Services
    Property and Casualty          $ 65,040   $ 55,227  $ 33,671
    Life                             15,315     18,071*   19,980*
  Information Services
    Property and Casualty             1,442    (11,376)  (21,835)
    Life                              2,271      2,659     3,235
  Corporate                         (19,020)** (80,508)**(62,040)**
      Total U.S. operating income    65,048    (15,927)  (26,989)
  International                       9,677     24,551     7,244
      Total income (loss) before
      income taxes (benefit)       $ 74,725   $  8,624  $(19,745)

Identifiable Assets
  Enterprise Software and Services
    Property and Casualty          $326,541   $410,896  $385,974
    Life                             91,776     97,309    81,013
  Information Services
    Property and Casualty            19,806     19,149    21,276
    Life                             24,669     22,423    21,516
  Corporate                          14,906     26,746    19,954
      Total US identifiable assets  477,698    576,523   529,733
  International                     120,684    135,695    96,986
  Eliminations                      (26,164)  (179,482) (102,688)
      Total identifiable assets    $572,218   $532,736  $524,031

**Includes operating income from the Health Division (divested June 30, 1995) of $1.0 million and $8.3 million in 1995 and 1994, respectively. Also 1995 includes a pre-tax gain of $8.1 million on the sale of the Health business related assets.
**Corporate operating income includes special charges and writeoffs.

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

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of the Company's intangible assets and capitalized software development costs and accrued reserves established for contingencies such as litigation and restructuring activities. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

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

Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base across the insurance industry. The Company performs ongoing credit evaluations on certain of its customers' financial conditions, but generally does not require collateral to support customer receivables. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 15. Subsequent Event

On February 7, 1997, the federal court entered a judgment for damages of $3.5 million against the Company for breach of contract in its lawsuit with Security Life of Denver following a jury trial. As a result, the Company has recorded a provision of $6.0 million in 1996 to cover the damages, prejudgment interest and anticipated legal fees and expenses arising from these matters. The company is still evaluating its post-trial options and has made a number of post-trial motions. Additionally the Company is pursuing claims against its insurance carrier for legal fees and expenses in this case (See also Note
8   Contingencies - Legal Proceedings).

Policy Management Systems Corporation
Quarterly Consolidated Results of Operations
(Unaudited)
                         First     Second     Third       Fourth
                        Quarter    Quarter   Quarter   Quarter
                          (In Thousands, Except Per Share Data)
1996
Revenues               $133,183   $137,332   $146,998  $164,396
Operating income         18,086     25,065     15,296    16,278
Other income and
   expenses, net           (115)      (432)    (1,099)   (1,031)
Income before income
  taxes                  17,971     24,633     14,197    15,247
Net income             $ 11,628   $ 15,803   $  9,007  $  9,559
Net income per share   $    .60   $    .85   $    .50  $    .53

1995

Revenues               $133,419   $133,503   $131,222  $139,158
Operating income (loss)  18,388     17,013     17,118   (43,895)
Other income and
  expenses, net            (268)      (292)        (4)       21
Income (loss) before
  income taxes (benefit) 18,120     16,721     17,114   (43,874)
Net income (loss)      $ 11,320   $ 12,090   $ 11,594  $(31,865)
Net income (loss) per
  share                $    .58   $    .62   $    .60  $  (1.64)

1994

Revenues               $115,942   $124,741   $126,993  $125,030
Operating income (loss)   7,817     13,670     14,626   (55,858)
Other income and
  expenses, net             911        223       (333)      455
Income (loss) before
  incometaxes (benefit)   8,728     13,893     14,293   (55,403)
Net income (loss)      $  5,568   $  8,598   $  9,723  $(33,547)
Net income (loss) per
 share                 $    .25   $    .40   $    .49  $  (1.73)

The results of operations in 1996 reflect a litigation related pre-tax charge recorded in the fourth quarter of $6.0 million. Additionally, the Company recorded a litigation related pre-tax gain of $9.4 million for the three months ended June 30, 1996.

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

SCHEDULE II

Policy Management Systems Corporation
Valuation and Qualifying Accounts

                              Additions
                  Balance             Charged
                      at     Charged     to              Balance
                 Beginning    to       Other              at End
Description          of Period  Expenses  Accounts      Deductions     of Period
               (In Thousands)

Allowance for
 uncollectible
 amounts Year ended
 December 31, 1996  $ 2,042    687       -     (1,846)(2) $   883

Allowance for
 uncollectible
 amounts Year ended
 December 31, 1995  $ 1,024  1,201       -       (183)(2) $ 2,042

Allowance for
 uncollectible
 amounts Year ended
 December 31, 1994  $ 1,817    955      59(1)       (1,807)(2) $ 1,024

Accrued restructuring
 and lease termination
 costs Year ended
 December 31, 1996  $13,895    434(3)   -     (10,510)(4) $ 3,819

Accrued restructuring
 and lease termination
 costs Year ended
 December 31, 1995  $16,444  3,850(3)   -      (6,399)(4) $13,895

Accrued restructuring
 and lease termination
 costs Year ended
 December 31, 1994  $29,256     73(3)   -     (12,885)(4) $16,444

Allowance for deferred
tax assets Year ended
December 31, 1996   $ 3,090      -     (286)     -            $ 2,804

Allowance for deferred
tax assets Year ended
December 31, 1995   $   -        -    3,090      -            $ 3,090


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


Report of Independent Accountants


To the Board of Directors
Policy Management Systems Corporation

Our report on the consolidated financial statements of Policy Management Systems Corporation, is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Atlanta, Georgia
February 7, 1997

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

Item 11.  Executive Compensation

The section of the Company's 1997 Proxy Statement titled "Compensation Plans and Arrangements" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The sections of the Company's 1997 Proxy Statement titled "Principal Stockholders" and "Stock Ownership of Directors, Directors Nominees and Executive Officers" are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The section of the Company's 1997 Proxy Statement titled "Certain
Transactions" and Compensation Committee Interlocks and Insider Participation" are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

See Index to Consolidated Financial Statements and Supplementary Data on page
20.

Exhibits Filed

Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index.

Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's employee stock purchase plan will be furnished to the Commission when the information becomes available:

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1996 is incorporated herein by reference.

Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)   POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)      /s/  Timothy V. Williams
DATE  March 24, 1997          Timothy V. Williams, Executive Vice
                         President and Chief Financial Officer



BY (SIGNATURE)     /s/   Stan F. Stoudenmire
DATE  March 24, 1997          Stan F. Stoudenmire, Vice President
                            and Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)     /s/   G. Larry Wilson
(NAME AND TITLE)               G. Larry Wilson, Chairman of the Board of DATE
March 24, 1997      Directors, President and Chief Executive

                              Officer


BY (SIGNATURE)    /s/    Roy L. Faulks
(NAME AND TITLE)               Roy L. Faulks, Vice Chairman of the
DATE  March 24, 1997          Board of Directors



BY (SIGNATURE)   /s/           John P. Seibels
(NAME AND TITLE)               John P. Seibels, Director
DATE  March 24, 1997



BY (SIGNATURE)   /s/           Frederick B. Karl
(NAME AND TITLE)               Frederick B. Karl, Director
DATE  March 24, 1997



BY (SIGNATURE)   /s/           Richard G. Trub
(NAME AND TITLE)               Richard G. Trub, Director
DATE  March 24, 1997



BY (SIGNATURE)  /s/       Joseph D. Sargent
(NAME AND TITLE)               Joseph D. Sargent, Director
DATE  March 24, 1997



BY (SIGNATURE) /s/        Dr. John M. Palms
(NAME AND TITLE)               Dr. John M. Palms, Director
DATE  March 24, 1997

     POLICY MANAGEMENT SYSTEMS CORPORATION


                          EXHIBIT INDEX



Exhibit
Number

 3.    ARTICLES OF INCORPORATION AND BY-LAWS

   A. Bylaws of the Company, as amended through July 19, 1994 incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

   B. Articles of Incorporation of the Company, as amended through October 13, 1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 4.    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
   INDENTURES

    A. Specimen forms of certificates for Common Stock of the Company (filed as an Exhibit to Registration Statement No. 2-74821, dated December 16, 1981, and is incorporated herein by reference)

   B. Articles of Incorporation of the Company, as amended through October 13, 1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

10.    MATERIAL CONTRACTS

   A. Policy Management Systems Corporation 1986 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1986, and is incorporated herein by reference)

   B. Conformed copy of Development and Marketing Agreement between International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

   C. Policy Management Systems Corporation 1989 Stock Option Plan (File No. 0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

     D. Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

  E. Executive Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

  F. Employment Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

  G. Stock Option/Non-Compete Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

  H. Shareholders' Agreement, dated April 26, 1994, among Policy
     Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

  I. Registration Rights Agreement, dated April 26, 1994 among Policy Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

  J. Employment Agreement with Timothy V. Williams (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

  K. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

  L. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

  M. Stock Option (Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

  N. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

  O. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

  P. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

  Q. Second and Third Amendments to the Policy Management Systems
     Corporation 1989 Stock Option Plan (filed as an Exhibits and to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

  R. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

  S. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

  T. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

  U. Stock Option/Non-Compete Agreement Amendment No. 1 dated November 8, 1995 to Stock Option/Non-Compete Agreement dated July 20, 1995 with Paul R. Butare (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

  V. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

  W. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

  X. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

  Y. Shareholders Agreement dated March 8, 1996 between Policy
     Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

  Z. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  AA.     364-Day Credit Agreement dated as of August 11, 1995 among
     Policy Management Systems Corporation, the Guarantors Party thereto, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent (filed as an Exhibit to Form for the quarter ended June 30, 1996, and is incorporated herein by reference)

  BB.     Three-Year Credit Agreement dated as of August 11, 1995 among
     Policy Management Systems Corporation, the Guarantors Party thereto, the Banks Listed therein and Morgan Guaranty Trust
     Company of New York as Agent (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  CC.     Amendment No. 1 to 364-Day Credit Agreement dated September 29,
     1995 among Policy Management Systems Corporation and Morgan
     Guaranty Trust Company of New York (filed as an Exhibit to Form
     10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  DD.     Amendment No. 1 to Three-Year Credit Agreement dated September
     29, 1995 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  EE.     Amendment No. 2 to 364-Day Credit Agreement dated March 29, 1996 among Policy Management Systems Corporation and Morgan Guaranty
     Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  FF.     Amendment No. 2 to Three-Year Credit Agreement dated March 29,
     1996 among Policy Management Systems Corporation and Morgan
     Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

  GG.     Amendment No. 3 to 364-Day Credit Agreement dated August 9, 1996 among Policy Management Systems Corporation and Morgan Guaranty
     Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference)

  HH.     Amendment No. 3 to Three-Year Credit Agreement dated August 9,
     1996 among Policy Management Systems Corporation and Morgan
     Guaranty Trust Company of New York (filed herewith)

  II. Employment Agreement Form dated November 7, 1996 for Messrs. Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer (filed herewith)

  JJ.     Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed herewith)

11.  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

  A. Filed herewith


21.  SUBSIDIARIES OF THE REGISTRANT

  A. Filed herewith


23.  CONSENTS OF EXPERTS AND COUNSEL

  A. Consent of Coopers & Lybrand (filed herewith)

27.  FINANCIAL DATA SCHEDULE

  A. Filed herewith