Form 10-Q
period 1997-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1997-05-15
CIK 356226

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

                         QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997     Commission file number 1-10557



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

  18,179,401 Common shares, $.01 par value, as of May 15,1997


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

              POLICY MANAGEMENT SYSTEMS CORPORATION



                              INDEX



PART I. FINANCIAL INFORMATION                                PAGE


  Item 1. Financial Statements

          Consolidated Statements of Income for
            the three months ended March 31,
            1997 and 1996..................................... 3

          Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996.............. 4

          Consolidated Statements of Cash Flows for
            the three months ended March 31, 1997 and 1996.... 5

          Notes to Consolidated Financial Statements.......... 6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................ 8


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings...................................17

  Item 6. Exhibits and Reports on Form 8-K....................17


Signatures....................................................18

                             PART I
           FINANCIAL INFORMATION

              POLICY MANAGEMENT SYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months
                                                  Ended March 31,
                                                1997         1996
                                                   (Unaudited)
                                      (In Thousands, Except Per Share Data)
Revenues
  Licensing................................   $ 26,218     $ 24,295
  Services.................................    129,038      108,888
                                               155,256      133,183
Operating expenses
 Cost of revenues
  Employee compensation & benefits.........     51,297       41,925
  Computer and communications
    expenses...............................      8,515        7,975
  Information services and
    data acquisition costs.................     30,514       28,037
  Depreciation and amortization of
    property, equipment and
    capitalized software costs.............     14,059       11,134
  Other costs & expenses...................      8,283        6,561
 Selling, general and administrative
   expenses................................     23,253       17,058
 Amortization of goodwill and
   other intangibles.......................      2,682        2,543
 Litigation settlement and
    expenses, net..........................        -            (63)
 Business acquisition charges..............         71          (73)
                                               138,674      115,097

Operating income ..........................     16,582       18,086

Minority interest income...................        369          -

Other Income and Expenses
  Investment income........................        427          596
  Interest expense and other
    charges................................     (1,217)        (711)
                                                (  790)        (115)
Income before income taxes.................     16,161       17,971
Income taxes...............................      6,069        6,343

Net income.................................   $ 10,092     $ 11,628

Net income per share.......................   $    .56     $    .60
Weighted average number of shares..........     18,179       19,463

See accompanying notes

      4

POLICY MANAGEMENT SYSTEMS CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)    (Audited)
                                                          March 31,   December 31,
                                                            1997          1996
                                                             (In Thousands,
Assets                                                     Except Share Data)
Current assets
  Cash and equivalents................................... $  9,993      $ 22,121
  Marketable securities..................................    2,492         2,234
  Receivables, net of allowance for uncollectible
     amounts of $1,402 ($883 at 1996)....................  119,996       116,113
  Income tax receivable..................................    1,355         1,383
  Deferred income taxes..................................   16,222        15,343
  Other..................................................   17,651        15,840
     Total current assets................................  167,709       173,034

Property and equipment, at cost less accumulated
     depreciation and amortization of $127,879
     ($122,462 at 1996)..................................  116,188       115,757
Receivables..............................................    4,374         4,866
Income tax receivable....................................    4,041         4,041
Goodwill and other intangibles assets, net...............   78,999        83,363
Capitalized software costs, net..........................  183,161       177,875
Deferred income taxes....................................    2,146         1,560
Investments..............................................    6,125         6,483
Other....................................................    4,557         5,239
        Total assets..................................... $567,300      $572,218

Liabilities
Current liabilities
  Accounts payable and accrued expenses.................. $ 50,586      $ 61,435
  Accrued restructuring charges..........................    2,081         2,478
  Accrued contract termination costs.....................      825           407
  Current portion of long-term debt......................   29,991        31,222
  Income taxes payable...................................   10,240         6,623
  Unearned revenues......................................   12,322         9,840
  Other..................................................      413           631
     Total current liabilities...........................  106,458       112,636

Long-term debt...........................................   27,281        34,268
Deferred income taxes....................................   60,159        58,370
Accrued restructuring charges............................      568         1,340
Other....................................................    2,209         2,352
     Total liabilities...................................  196,675       208,966

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
   authorized............................................     -              -
Common stock, $.01 par value, 75,000,000 shares
   authorized, 18,179,401 shares issued and
   outstanding (18,179,186 at December 31, 1996).........      182           182
Additional paid-in capital...............................  106,111       106,104
Retained earnings........................................  266,202       256,110
Foreign currency translation adjustment..................   (1,870)          856
     Total stockholders' equity..........................  370,625       363,252
        Total liabilities and stockholders' equity....... $567,300      $572,218

See accompanying notes

      5

              POLICY MANAGEMENT SYSTEMS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                        Three Months
                                                       Ended March 31,
                                                      1997        1996
Operating Activities                                  (In Thousands)
  Net income......................................  $ 10,092   $ 11,628
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................    17,530     14,376
    Deferred income taxes.........................       320      7,226
    Provision for uncollectible accounts..........   (   742)        65
    Impairment and restructuring charges..........       444        -
  Changes in assets and liabilities:
    Accrued restructuring and lease
      termination costs...........................   ( 1,170)   ( 3,823)
    Receivables...................................   ( 2,649)     4,188
    Income taxes receivable.......................        27    (   241)
    Accounts payable and accrued expenses.........   (10,849)   (18,231)
    Income taxes payable..........................     3,618      3,475
  Other, net......................................     1,163    ( 2,669)
       Cash provided by operations................    17,784     15,994

Investing Activities
  Proceeds from sales/maturities of marketable
   securities.....................................       250      1,000
  Acquisition of property and equipment...........   ( 7,717)   ( 4,208)
  Capitalized internal software development
   costs..........................................   (14,368)   (13,276)
  Purchased software..............................       -      ( 1,040)
  Earnings from minority interest.................   (   154)       -
  Proceeds from disposal of property and
   equipment......................................       130        409
        Cash (used) by investing
         activities...............................   (21,859)   (17,115)

Financing Activities
  Payments on long-term debt......................   (23,456)   (16,939)
  Proceeds from borrowing under credit facility...    15,238        -
  Issuance of common stock under stock
   option plans...................................         7      2,260
        Cash (used) by financing
         activities...............................   ( 8,211)   (14,679)

Effect of exchange rate changes on cash...........       158        180
Net (decrease)increase in cash and
  equivalents.....................................   (12,128)   (15,620)
Cash and equivalents at beginning of period.......    22,121     35,094
Cash and equivalents at end of period.............  $  9,993   $ 19,474

Supplemental Information
  Interest paid...................................  $  1,182   $    497
  Income taxes paid(refunded).....................     1,305    ( 4,325)

See accompanying notes

      6
              POLICY MANAGEMENT SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997



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

   In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February 1997 following a jury trial, the Court and jury entered judgments in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition the jury found that SLD was using the Company's trade secrets without permission. As a result of post trial motions, the judgment was amended to delete the award of pre-judgment interest and SLD was ordered to return the Company's systems. Both the Company and SLD have appealed to the United States Court of Appeals. Changes in the status of this proceeding could result in a change in subsequent periods in the Company's estimate of anticipated liability for the estimated costs associated with these matters.

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

  Based upon the allegations raised in a prior lawsuit and the SLD lawsuit, the Company's insurer, St. Paul Mercury Insurance Company ("St. Paul"),in June 1995 commenced a declaratory judgment action in the United States District Court for the District of South Carolina against the Company to determine St. Paul's obligation for defense costs and to indemnify the Company for any payment related to these claims. The Company filed a counterclaim against St. Paul seeking to recover the Company's defense costs in both matters, coverage for damages, if any, awarded in those matters, and consequential and punitive damages.

  In connection with the dismissal of the prior lawsuit, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the matter, and St. Paul agreed to reimburse the Company for the Company's legal fees. The action continues as to the parties claims related to insurance coverage for the SLD matter.

   In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

  The Company is currently involved in a contract dispute with a customer over the terms and billings rates contained therein. The Company believes that the dispute will be resolved without any significant financial impact, however at the present time the maximum financial exposure is $1.5 million.

  While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.



NOTE 2. NEW ACCOUNTING STANDARDS

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. The Company will adopt FAS 128 on its effective date. Proforma earnings per share of the Company computed using FAS 128 is not different from earnings per share computed using existing standards and guidelines.


NOTE 3. RECLASSIFICATION

  Certain prior year amounts have been reclassified to conform to current year presentation.

                  POLICY MANAGEMENT SYSTEMS CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          RESULTS OF OPERATIONS

  Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                               Percent
                                         Percentage           Increase
                                         of Revenues         (Decrease)
                                        Three Months        Three Months
                                       Ended March 31,     Ended March 31,
Revenues                               1997      1996      1997   VS  1996
 Licensing......................       16.9%     18.2%            7.9%
 Services.......................       83.1      81.8            18.5
                                      100.0     100.0            16.6
Operating expenses
 Cost of revenues
  Employee compensation
   and benefits.................       33.0      31.5            22.3
  Computer & communication
   expenses.....................        5.5       6.0             6.8
  Information services & data
   acquisition costs............       19.6      21.0             8.8
  Depreciation & amortization
   of property, equipment &
   capitalized software costs...        9.1       8.4            26.3
  Other costs & expenses........        5.3       5.0            26.2
 Selling, general &
   administrative expenses......       15.0      12.8            36.3
 Amortization of goodwill and
   other intangibles............        1.7       1.9             5.5
 Litigation settlement and
   expenses, net................         -        (.1)             -
 Business acquisition charges...         .1       (.1)             -
                                       89.3      86.4            20.5
Operating income................       10.7      13.6           ( 8.3)
Minority interest income........         .2        -
Other income and expenses.......        (.5)      (.1)             -
Income before income taxes......       10.4      13.5           (10.1)
Income taxes....................        3.9       4.8           ( 4.3)
Net income......................        6.5%      8.7%          (13.2)%

THREE MONTHS COMPARISON


        Comparisons of revenues, operating income and margins for each business unit for the periods presented are as follows:

                                           Three Months
                                          Ended March 31,
   Revenues                              1997       1996      Change
                                      (Dollars in Millions)
Enterprise Software and Services
 Property & Casualty.............       $ 56.5     $ 47.3        19.5%
 Life............................         23.3       15.8        47.2
Information Services
 Property & Casualty.............         23.4       22.6         3.6
 Life............................         13.2       13.0         1.8
  Total U.S.revenues.............        116.4       98.7        18.0
International ...................         38.8       34.5        12.6
    Total revenues                      $155.2     $133.2


   Operating income
Enterprise Software and Services
 Property & Casualty.............       $ 16.2     $ 15.1         7.3%
 Life............................          4.2        2.3        79.5
Information Services
 Property & Casualty.............           .1         .2       (39.1)
 Life............................           .6         .5        20.7
Corporate........................         (6.1)      (5.6)        9.1
  Total U.S.operating income.....         15.0       12.5        19.6
International ...................          1.6        5.6       (71.4)
    Total operating income              $ 16.6     $ 18.1


   Operating income as percentage of revenue
Enterprise Software and Services
 Property & Casualty.............         28.7%      31.9%
 Life............................         18.0       14.7
Information Services
 Property & Casualty.............           .6        1.1
 Life............................          4.7        4.0
  Total U.S......................         12.9       12.7
International ...................          4.1       16.2
    Total                                 10.7%      13.6%


Revenues

                                Three                 Three
                             Months Ended          Months Ended
  Licensing                 March 31,1997         March 31,1996        Change
                                  (Dollars in Millions)
Initial charges................ $ 11.3                $ 10.4             8.6 %
Monthly charges................   14.9                  13.9             7.2
                                $ 26.2                $ 24.3             7.8 %

Percentage of revenues.........   16.9%                 18.2%

  Initial license revenues increased $.9 million from the first quarter of 1996 to the first quarter of 1997.

  Domestic life insurance initial licensing revenues increased 234.2% ($2.8 million) from first quarter 1996 to first quarter 1997. International initial licensing revenues increased slightly by 1.7%. This was offset by lower domestic property and casualty licensing revenues, as initial licensing revenues declined by $2.0 million from the first quarter of 1996 to the first quarter of 1997. Property and casualty licensing revenues in the United States are being impacted by various market factors including by many insurance companies focusing on their year 2000 projects and the need for certain "open" systems architectures in the Company's property and casualty products. The Company has initiatives underway to address these issues including a Windows release of Series III, and new releases of Insure 90, Point and Capsil and programs to assist prospective customers with near-term year 2000 solutions.

  Initial license charges for the first quarter of 1997 include right-to-use charges (licenses excluding further MESA obligations) of $1.2 million compared to $1.1 million for the same period of 1996. Initial license charges for the first quarter of 1997 also include termination charges (related to the buyout of monthly license charges) of $.2 million.

  Monthly license charges increased $1.0 million from the first quarter of 1996 to the first quarter of 1997.

  Domestic life insurance monthly license charges increased 44.2% ($.9 million) and international monthly license charges increased 27.6% ($.7 million). This increase is principally related to an increase in licensing activities due to the acquisition of Co-Cam in August 1996. These increases were offset by a decrease in domestic property and casualty insurance monthly license charges of 4.9% ($.5 million).

  Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the current and preceding seven quarters expressed as a percentage of total revenues for each of the periods presented:

                           1997             1996                       1995
                           1st      4th    3rd    2nd   1st      4th    3rd   2nd*
                                     (Dollars in Millions)
Initial license revenues  $11.3   $19.4  $10.1  $12.0  $10.4    $16.1  $11.3  $9.5
Total revenues              7.3%   11.8%   6.9%   8.8%   7.8%    11.6%   8.6%  7.1%

*Excludes licensing activity of the Company's Health Insurance Systems business, sold June 30, 1995. Second quarter 1995 licensing revenues (initial and monthly licensing charges) related to the Health business were $.3 million.

                                 Three              Three
                              Months Ended       Months Ended
  Services                   March 31,1997      March 31,1996      Change
                                   (Dollars In Millions)
Professional and outsourcing... $ 87.3            $ 69.5             25.6 %
Information....................   40.2              38.8              3.6
Other..........................    1.5                .6            166.7
                                $129.0            $108.9             18.5 %

Percentage of revenues.........   83.1%             81.8%

  Domestic property and casualty professional and outsourcing services revenues increased 33.1% ($10.8 million) due to increases in implementation services and increases in processing volumes in the outsourcing areas related to new and existing customers. International property and casualty professional and outsourcing services revenues increased 13.5% ($3.6 million), principally due to services activity of Co-Cam, acquired August 1996 and increases in the volume of services provided to new and existing customers.

  The domestic life insurance professional and outsourcing services increased 33.0% ($3.4 million) from the first quarter 1996 to the 1997 first quarter, due principally to increased volumes of implementation services to new and existing domestic customers.

  Information services revenues increased $1.1 million from the 1996 first quarter to the 1997 first quarter. This increase is due to an increase of $.2 million in life insurance information services principally comprised of attending physician statements and application processing services. Also contributing to this increase is an increase in property and casualty information services revenues of $.8 million which consists principally of fees for domestic motor vehicle reports.


OPERATING EXPENSES


Cost of Revenues

  Employee compensation and benefits increased 22.3% for the first quarter 1997 compared with the first quarter of 1996, principally the result of increased salaries and related costs associated with the acquisition of Co-Cam in August 1996, and increased costs associated with the growth in staffing for additional professional and outsourcing services. Compensation and benefits increased 61% ($5.9 million) internationally, while domestic increased 11.7% ($4.3 million).

 Computer and communications expenses increased 6.8%($.5 million) principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

  Information services and data acquisition costs increased 8.8%, due principally to increases of $1.8 million in property and casualty information costs arising from increased volume of motor vehicle reports and $.7 million in life insurance information services, arising from increased volume of attending physician statements.

  Depreciation and amortization of property, equipment and capitalized software costs increased 26.3%. This increase is principally due to higher amortization expense resulting from the March 1996 release of the latest version of CyberLife client/server life insurance software and the October 1996 release of the Company's property and casualty insurance Series III (Release 8) client/server software systems. In addition depreciation expense increased principally due to Company's increased investment in its information technology equipment.

  Other operating costs and expenses increased 26.2%. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the continued enhancement and development of the Company's Series III property and casualty insurance software, CyberLife life insurance software and Insure Plus international property and casualty software solution, and decreased costs associated with the depopulation of certain assigned risk polls serviced by the Company's total policy management business.


Selling, general and administrative expenses

  Selling, general and administrative expenses increased 36.3% for the first quarter 1997 compared with the first quarter of 1996, principally because of the Company's investment in its international sales force and infrastructure mainly as a result of the August 1996 acquisition of Co-Cam. However when compared to the fourth quarter of 1996 the increase was only 2.0%.

Amortization of goodwill and other intangibles

  The 5.5% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of Co-Cam in August 1996.



OPERATING INCOME

  First quarter 1997 operating income decreased 8.3% ($1.5 million) compared with the 1996 first quarter. This decline is largely the result of increased expenses in the international operations. International operating income decreased $4.0 million with revenues increasing by 12.6% and expenses increasing by 28.8% for the first quarter 1997 when compared to the same period in 1996. The decline has been caused by the current period increase in expenditures in the Company's international infrastructure, including its sales force, professional services organization and product development areas. The decline in the operating income in the international operations was offset in part by an increase in both domestic life and property and casualty insurance business operating income. Domestic life insurance operating income increased 79.5% and property and casualty insurance business increased 7.3%.


OTHER INCOME AND EXPENSE

  As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $.5 million. The average nominal interest rate applicable to borrowings under these facilities during the first quarter was 5.9%.


INCOME TAXES

  The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.6% and 35.3% for the three months ended March 31, 1997 and 1996, respectively. The effective rate for the first quarter of 1997 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

                  LIQUIDITY AND CAPITAL RESOURCES

                                                  March 31,    December 31,
                                                    1997           1996
Cash and equivalents, marketable                   (Dollars in Millions)
  securities, and investments....................  $ 18.6         $ 30.8
Current assets...................................   167.7          173.0
Current liabilities..............................   106.4          112.6
Working capital..................................    61.3           60.4
Long-term debt...................................    27.3           34.3


                                                    Three months ended
                                                  March 31,      March 31,
                                                    1997           1996
                                                   (Dollars in Millions)
Cash provided by operations......................  $ 17.8         $ 16.0
Cash used for investing activities...............   (21.9)         (17.1)
Cash used for financing activities...............    (8.2)         (14.7)


  The Company's current ratio (current assets divided by current liabilities) stood at 1.6 at March 31, 1997, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available under its credit facilities (net of amounts outstanding at March 31, 1997) $77.0 million under its 364 day $100.0 million facility and $75.0 million under its 3 year $100.0 million facility, should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company has available an uncommitted $10.0 million operating line of credit with which it may choose to fund temporary operating cash needs.

  Cash provided by operations increased $1.8 million from March 31, 1996 to March 31, 1997. This increase was principally due to a smaller year over year reduction in accounts payable resulting from payments of amounts accrued during the quarter in the normal course of business.

  During the three months ended March 31, 1997 the Company capitalized software development costs of $14.4 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows), CyberLife object-oriented client/server life insurance software, an Insure Plus international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

  Significant expenditures anticipated for the remainder of 1997, excluding any possible business acquisitions or common share repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($23.1 million); and costs relating to the internal development of software systems ($43.2 million).

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

                              PART II
                         OTHER INFORMATION

               POLICY MANAGEMENT SYSTEMS CORPORATION


Item 1. Legal Proceedings

  See Note 1, Contingencies, of Notes to the Consolidated Financial Statements, which is incorporated by reference in this Item.



Items 2, 3, 4, and 5 are not applicable



Item 6. Exhibits and Reports on Form 8-K.


Exhibits

  Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.


Reports on Form 8-K

  On February 7, 1997 the Company filed a report on Form 8-K to report the results of the verdict that was rendered in the Security Life of Denver lawsuit.

                     POLICY MANAGEMENT SYSTEMS CORPORATION


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               POLICY MANAGEMENT SYSTEMS CORPORATION
                            (Registrant)




Date: May 15, 1997                 By:  Timothy V. Williams
                                   Executive Vice President
                                   (Chief Financial Officer)

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

   HH. Amendment No. 3 to Three-Year Credit Agreement dated August 9, 1996 among Policy
        Management Systems Corporation and Morgan Guaranty Trust Company of New York
        (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

   II. Employment Agreement Form dated November 7, 1996 for Messrs. Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer
        (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

   JJ. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22,
        1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

   KK. Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with schedule identifying particulars for each executive officer (filed herewith)

   LL.  Annual Bonus Program for Executive Officers (filed herewith)

11.    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

   A.  Filed herewith


27.    FINANCIAL DATA SCHEDULE

   A.  Filed herewith