Form 10-K/A
period 1996-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1997-06-26
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

       Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                      Name  of  each  exchange
  Title  of  each  class                                   on which registered
  ----------------------                                   -------------------
  Common  Stock,  par  value  $.01  per  share         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes     X    No
                                                            -----

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-K.           X
                                                 -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $783,498,105 at March 24, 1997 based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

     The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 24, 1996 was 18,179,401.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

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



(REGISTRANT)                             POLICY MANAGEMENT SYSTEMS CORPORATION

Date:      June  25,  1997          By:          Timothy  V.  Williams
                                                 Executive  Vice  President
                                                 and  Chief  Financial  Officer





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

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1996 is incorporated herein by reference.

FORM  8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.