Form 10-Q
period 1997-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1997-08-12
CIK 356226

1

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

                               QUARTERLY REPORT
    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended June 30, 1997     Commission file number 1-10557
                          -------------                            -------


                     POLICY MANAGEMENT SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


     South  Carolina                         57-0723125
     ---------------                         ----------
(State  or  other  jurisdiction             (IRS Employer
 of  incorporation)                       Identification No.)


One  PMSC  Center  (PO  Box  Ten)
Blythewood,  SC  (Columbia,  SC)          29016  (29202)
--------------------------------          --------------
(Address  of  principal  executive          (Zip  Code)
  offices)


Registrant's  telephone  number,  including  area  code  (803)  735-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes      X        No
           -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        18,219,825 Common shares, $.01 par value, as of August 8, 1997


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                POLICY MANAGEMENT SYSTEMS CORPORATION



                          INDEX



PART  I.  FINANCIAL  INFORMATION                      PAGE


Item 1. Financial Statements

Consolidated Statements of Income for the Three and
Six Months ended June 30, 1997 and 1996                 3

Consolidated Balance Sheets as of June 30, 1997
and December 31, 1996                                   4

Consolidated Statements of Cash Flows for the Six
Months ended June 30, 1997 and 1996                     5

Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                              23

Item 4. Submission of Matters to a
    Vote of Security Holders                           23

Item 6. Exhibits and Reports on Form 8-K               23

Signatures                                             24


                                     PART I
                              FINANCIAL INFORMATION
                      POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three  Months           Six Months
                                      Ended June 30,         Ended June 30,
                                      1997      1996         1997      1996
                                                   (Unaudited)
-------------------------------------------------------------------------------
                                      (In Thousands, Except Per Share Data)



Revenues
 Licensing                            $ 32,309   $ 25,838   $ 58,527   $ 50,133
 Services. . . . . . . . . . . . . .   132,491    111,494    261,529    220,382
                                      ---------  ---------  ---------  ---------
                                       164,800    137,332    320,056    270,515
                                      ---------  ---------  ---------  ---------
Operating expenses
 Cost of revenues
  Employee compensation & benefits .    55,351     42,405    106,598     84,331
  Computer and communications
   expenses                              8,792      8,096     17,302     16,071
  Information services and
   data acquisition costs               30,950     29,871     61,464     57,909
  Depreciation and amortization of
   property, equipment and
   capitalized software costs           14,308     11,839     28,367     22,973
  Other costs & expenses                11,713      9,122     20,058     15,750
 Selling, general and administrative
   expenses. . . . . . . . . . . . .    23,222     17,675     46,539     34,592
 Amortization of goodwill and
   other intangibles                     2,647      2,617      5,329      5,160
 Litigation settlement and
   expenses, net                             -     (9,358)         -     (9,422)
                                      ---------  ---------  ---------  ---------
                                       146,983    112,267    285,657    227,364
                                      ---------  ---------  ---------  ---------

Operating income . . . . . . . . . .    17,817     25,065     34,399     43,151

Equity in earnings of
   unconsolidated affiliate                321          -        690          -

Other Income and Expenses
  Investment income                        344        926        771      1,522
  Interest expense and other
   charges                              (1,356)    (1,358)    (2,573)    (2,069)
                                      ---------  ---------  ---------  ---------
                                        (1,012)    (  432)    (1,802)    (  547)
                                      ---------  ---------  ---------  ---------
Income before income taxes . . . . .    17,126     24,633     33,287     42,604
Income taxes                             6,432      8,830     12,501     15,173
                                      ---------  ---------  ---------  ---------
Net income                            $ 10,694   $ 15,803   $ 20,786   $ 27,431
                                      =========  =========  =========  =========
Net income per share                  $    .59   $    .85   $   1.14   $   1.44
                                      =========  =========  =========  =========

Weighted average number of shares       18,187     18,604     18,183     19,034


See  accompanying  notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)    (Audited)
                                                 June  30,   December 31,
                                                   1997          1996
------------------------------------------------------------------------------
                                                    (In  Thousands,
Assets                                             Except Share Data)



Current assets
 Cash and equivalents                              $  9,626   $ 22,121
 Marketable securities                                2,496      2,234
 Receivables, net of allowance for uncollectible
  amounts of $764 ($883 at 1996)                    132,060    116,113
 Income tax receivable. . . . . . . . . . . . . .     1,365      1,383
 Deferred income taxes                               15,447     15,343
 Other                                               17,333     15,840
                                                   ---------  --------
   Total current assets                             178,327    173,034

Property and equipment, at cost less accumulated
 depreciation and amortization of $132,055
 ($122,462 at 1996)                                 116,802    115,757
Receivables . . . . . . . . . . . . . . . . . . .     3,639      4,866
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net . . . . . . .    75,541     83,363
Capitalized software costs, net                     189,438    177,875
Deferred income taxes                                 1,241      1,560
Investments                                           6,442      6,483
Other                                                 4,566      5,239
                                                   ---------  --------
     Total assets                                  $580,037   $572,218
                                                   =========  ========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 52,077   $ 61,435
 Accrued restructuring charges. . . . . . . . . .       647      2,478
 Accrued contract termination costs                   1,022        407
 Current portion of long-term debt. . . . . . . .    26,191     31,222
 Income taxes payable                                 8,604      6,623
 Unearned revenues                                    9,556      9,840
 Other                                                  494        631
                                                   ---------  --------
   Total current liabilities                         98,591    112,636

Long-term debt                                       34,010     34,268
Deferred income taxes . . . . . . . . . . . . . .    63,184     58,370
Accrued restructuring charges                           964      1,340
Other . . . . . . . . . . . . . . . . . . . . . .     3,253      2,352
                                                   ---------  --------
    Total liabilities                               200,002    208,966
                                                   ---------  --------

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 18,198,189 shares issued and
 outstanding (18,179,186 at December 31, 1996). .       182        182
Additional paid-in capital                          106,795    106,104
Retained earnings . . . . . . . . . . . . . . . .   276,896    256,110
Foreign currency translation adjustment              (3,838)       856
                                                   ---------  --------
    Total stockholders' equity. . . . . . . . . .   380,035    363,252
                                                   ---------  --------
     Total liabilities and stockholders' equity    $580,037   $572,218
                                                   =========  ========

See  accompanying  notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six  Months
                                                  Ended  June  30,
                                                 1997         1996
--------------------------------------------------------------------
                                                  (In  Thousands)


Operating Activities
 Net income                                      $ 20,786   $ 27,431
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization. . . . . . . .    35,063     29,596
   Deferred income taxes                            4,999     12,106
   Provision for uncollectible accounts             1,516        148
   Impairment and restructuring charges               444          -
 Changes in assets and liabilities:
   Accrued restructuring and lease
    termination costs                             ( 2,207)   ( 5,384)
   Receivables                                    (16,236)   ( 8,585)
   Income taxes receivable                             18        192
   Accounts payable and accrued expenses          ( 9,358)   (21,677)
   Income taxes payable                             1,981      5,449
 Other, net                                            17    ( 1,889)
                                                 ---------  ---------
      Cash provided by operations                  37,023     37,387
                                                 ---------  ---------

Investing Activities
 Proceeds from sales/maturities of marketable
  securities                                          250      2,450
 Acquisition of property and equipment            (16,428)   (12,897)
 Capitalized internal software development
  costs . . . . . . . . . . . . . . . . . . . .   (29,623)   (26,718)
 Purchased software                                     -    ( 1,040)
 Proceeds from disposal of property and
  equipment                                           805        685
                                                 ---------  ---------
      Cash used by investing activities           (44,996)   (37,520)
                                                 ---------  ---------

Financing Activities
 Payments on long-term debt                       (77,427)   (63,393)
 Repurchase of common stock                             -    (73,595)
 Proceeds from borrowing under credit facility     72,138    113,500
 Issuance of common stock under stock
  option plans                                        691      6,248
                                                 ---------  ---------
      Cash used by financing activities           ( 4,598)   (17,240)
                                                 ---------  ---------

Effect of exchange rate changes on cash                76        169
Net decrease in cash and
 equivalents                                      (12,495)   (17,204)
Cash and equivalents at beginning of period        22,121     35,094
                                                 ---------  ---------
Cash and equivalents at end of period            $  9,626   $ 17,890
                                                 =========  =========

Supplemental Information
 Interest paid                                   $  2,212   $  1,116
 Income taxes paid(refunded)                        3,790    ( 3,425)


See  accompanying  notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE  1.          CONTINGENCIES

     In June 1993, the Securities and Exchange Commission ("SEC") commenced a formal investigation into possible violations of the Federal securities laws in connection with Policy Management Systems Corporation's ("Company") public reports and financial statements, as well as trading in the Company's securities.

     On July 22, 1997, the Company announced a settlement with the SEC that closed the investigation of the Company's 1990 to 1993 financial statements and reports. The settlement became effective on July 22 simultaneously with the filing of an SEC civil complaint in the U.S. District Court for the District of South Carolina. In consenting to the settlement, the Company neither admitted nor denied the SEC allegations of reporting, books and records, and internal control violations. The key provisions of the settlement are an injunction requiring future compliance with the federal securities laws, payment by the Company of a $1 million civil penalty and payments by five current and former officers of $20,000 civil penalties.

     In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February 1997 following a jury trial, the Court and jury entered judgments in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition, the jury found that SLD was using the Company's trade secrets without permission. As a result of post trial motions, the judgment was amended to delete the award of pre-judgment interest and SLD was ordered to return the Company's systems. Both the Company and SLD have appealed to the United States Court of Appeals. Changes in the status of this proceeding could result in a change in subsequent periods in the Company's estimate of anticipated liability for the costs associated with these matters.

     The Company is also presently involved in litigation which commenced in January of 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's Cybertek life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages of approximately $30 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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


NOTE  2.          PREPARATION  OF  INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements of Policy Management Systems Corporation have been prepared in accordance with the rules and regulations of the SEC. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimated. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K.


NOTE  3.          NEW  ACCOUNTING  STANDARDS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The Company will adopt FAS 128 on its effective date. Pro forma earnings per share of the Company computed using FAS 128 is not different from earnings per share computed using existing standards and guidelines.

     In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components. FAS 130 is effective for fiscal years beginning after December 15, 1997. The effect on the Company's financial statements will be immaterial. The Company will adopt FAS 130 on its effective date.

     In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates. FAS 131 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. The Company does not believe the adoption of FAS 131 will have a material impact on its financial statements.

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

                             RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                        1997  vs. 1996
                                                                         Percent
                                        Percentage  of  Revenues   Increase (Decrease)
                                      ---------------------------- ------------------
                                          Three           Six         Three     Six
                                       Months Ended    Months Ended   Months   Months
                                         June 30,        June 30,     Ended    Ended
                                      --------------   -------------
                                       1997   1996     1997    1996       June 30
                                      -----   ------   -----   ----- -----------------



Revenues
 Licensing                             19.6%   18.8%   18.3%   18.5%    25.0%    16.7%
 Services                              80.4    81.2    81.7    81.5     18.8     18.7
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0     20.0     18.3
Operating expenses
 Cost of revenues
  Employee compensation and benefits   33.6    30.9    33.3    31.2     30.5     26.4
  Computer & communication expenses     5.3     5.9     5.4     5.9      8.6      7.7
  Information services & data
   acquisition costs                   18.8    21.8    19.2    21.4      3.6      6.1
  Depreciation & amortization
   of property, equipment &
   capitalized software costs           8.7     8.6     8.9     8.5     20.9     23.5
  Other costs & expenses                7.1     6.6     6.3     5.8     28.4     27.9
 Selling, general &
   administrative expenses             14.1    12.9    14.5    12.8     31.4     34.5
 Amortization of goodwill and
   other intangibles                    1.6     1.9     1.7     1.9      1.1      3.3
 Litigation settlement and
   expenses, net                          -    (6.8)      -    (3.5)       -        -
                                      ------  ------  ------  ------
                                       89.2    81.8    89.3    84.0     30.9     25.7
Operating income . . . . . . . . . .   10.8    18.2    10.7    16.0    (28.9)   (20.4)
Equity in earnings of unconsolidated
   affiliate                            0.2       -     0.2       -        -        -
Other income and expenses              (0.6)   (0.3)   (0.6)   (0.2)       -        -
                                      ------  ------  ------  ------
Income before income taxes             10.4    17.9    10.3    15.8    (30.5)   (22.0)
Income taxes                            3.9     6.4     3.9     5.6    (27.2)   (17.6)
                                      ------  ------  ------  ------
Net income                              6.5%   11.5%    6.4%   10.2%  (32.3)%  (24.4)%
                                      ======  ======  ======  ======

THREE  MONTHS  COMPARISON

     Comparisons of revenues, operating income and margins for each business unit for the periods presented are as follows:



                                          Three  Months
                                          Ended  June  30,
REVENUES                                   1997     1996    Change
-----------------------------------------------------------------------
                                    (Dollars  in  Millions)


Enterprise Software and Services
 Property & Casualty                       $ 55.8   $ 47.5     17.4 %
 Life                                        29.6     19.9      48.6
Information Services
 Property & Casualty                         23.5     22.2       6.1
 Life                                        13.8     14.0      (2.0)
                                           -------  -------  --------
  Total U.S. revenues                       122.7    103.6      18.4
International                                42.1     33.7      25.0
                                           -------  -------  --------
    Total revenues                         $164.8   $137.3     20.0 %
=========================================  =======  =======  ========


OPERATING INCOME
-----------------------------------------
Enterprise Software and Services
 Property & Casualty                       $ 13.3   $ 12.7      5.4 %
 Life                                         7.6      4.5      67.0
Information Services
 Property & Casualty                          0.1      0.3    ( 65.2)
 Life                                         0.8      0.8       0.9
Corporate                                    (7.4)     3.8*   (297.5)
                                           -------  -------  --------
  Total U.S. operating income                14.4     22.1    ( 34.9)
International                                 3.4      3.0      14.3
                                           -------  -------  --------
    Total operating income                 $ 17.8   $ 25.1   ( 28.9)%
=========================================  =======  =======  ========


OPERATING INCOME AS PERCENTAGE OF REVENUE
-----------------------------------------
Enterprise Software and Services
 Property & Casualty                         23.9%    26.7%
 Life                                        25.5     22.7
Information Services
 Property & Casualty                          0.4      1.3
 Life                                         5.8      5.6
                                           -------  -------
  Total U.S                                  11.7     21.3
International                                 8.2      9.0
                                           -------  -------
    Total                                    10.8%    18.2%
=========================================  =======  =======


*Corporate  operating  income  includes  a  special  credit  of  $9.4 million.

REVENUES
                                    Three  Months
                                    Ended  June  30,
  Licensing                         1997       1996     Change
---------------------------------------------------------------
                                (Dollars  in  Millions)
Initial  charges                  $  16.6      $  12.0   37.6%
Monthly  charges                     15.7         13.8   14.1
--------------------------------------------------------------
                                  $  32.3     $  25.8    25.0%
===============================================================

Percentage  of  total  revenues      19.6%       18.8%
------------------------------------------------------


     Initial license revenues increased $4.6 million from the second quarter of 1996 to the second quarter of 1997, with the following increases by business unit: domestic property and casualty up 2.5% ($0.1 million); life insurance and financial solutions up 47.6% ($2.4 million); and international up 56.2% ($2.1 million).

Property and casualty licensing revenues in the United States are being impacted by various market factors. Prospective customers are expressing a desire for a Windows NT version of Series III in a client server environment. The Company believes the market priority is for personal lines functionality in a Windows NT environment. The first release of Series III with Windows NT functionality is currently scheduled to be available by year end. This release will support most personal lines functionality with additional personal lines and commercial lines functionality scheduled for subsequent releases. The Company's operating results could be negatively impacted if the Company experiences delays in delivering Windows NT to its customers. Additionally, many insurance companies are spending significant amounts of money to solve their year 2000 problems. To date, the Company does not believe it has experienced a significant impact, positively or negatively, from year 2000 issues and at this time is unable to predict what the future impact, if any, will be.

Initial license charges for the second quarter of 1997 include right-to-use charges (licenses excluding further MESA obligations) of $1.4 million compared to $1.7 million for the same period of 1996. Initial license charges for the second quarter of 1997 do not include any termination charges (related to the buyout of monthly license charges). Also, during the second quarter of 1997, the property and casualty unit executed a license agreement covering a package of several of the Company's information access and electronic commerce software products for $1.75 million with Insurance Information Exchange L.L.C.
(iiX). This license was signed concurrently with the execution of an agreement which should ultimately lead to iiX acquiring the Company's property and casualty information services unit.

     Monthly license charges increased $1.9 million from the second quarter of 1996 to the second quarter of 1997 with the following increases by business unit: domestic property and casualty up 3.5% ($0.3 million); life insurance up 48.6% ($1.0 million); and international up 25.1% ($0.6 million). The increase in international is principally related to an increase in licensing activities due to the acquisition of Co-Cam in August 1996.

Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues for each of the periods presented:


                            1997                 1996                1995
                         -----------   -------------------------  -----------
                           2nd   1st    4th    3rd    2nd   1st    4th   3rd
                         ------------  -------------------------  -----------
                                         (Dollars  in  Millions)

Initial license  revenues $16.6 $11.3  $19.4 $10.1  $12.0  $10.4  $16.1 $11.3
% of total revenues        10.0%  7.3%  11.8%  6.9%   8.8%   7.8%  11.6%  8.6%


                                 Three Months
                                 Ended June 30,
  Services                       1997     1996      Change
------------------------------------------------------------
                               (Dollars  In  Millions)
Professional  and  outsourcing  $ 90.3    $ 70.6     27.9%
Information                       41.0      40.0      2.4
Other                              1.2       0.9    483.3
------------------------------------------------------------
                                $132.5    $111.5    18.8%
============================================================

Percentage  of  total  revenues  80.4%     81.2%
-------------------------------------------------


Domestic property and casualty professional and outsourcing services revenues increased 22.2% ($7.6 million) due to increases in implementation services and increases in processing volumes in the outsourcing areas related to new and existing customers. International professional and outsourcing services revenues increased 23.6% ($6.1 million), principally due to services activity of Co-Cam, acquired in August 1996, and increases in the volume of services provided to new and existing customers.

     Domestic life insurance professional and outsourcing services increased 57.7% ($6.0 million) from the second quarter 1996 to the 1997 second quarter, due principally to increased volumes of implementation services to new and existing domestic customers.

     Information services revenues increased $1.0 million from the 1996 second quarter to the 1997 second quarter. This increase is due to an increase in property and casualty information services revenues of $1.3 million which consists principally of fees for domestic motor vehicle reports, partially offset by a decrease of $0.3 million in life insurance information services, principally comprised of attending physician statements and application processing services.

OPERATING  EXPENSES

Cost  of  Revenues

     Employee compensation and benefits increased 30.5% for the second quarter 1997 compared with the second quarter of 1996, principally the result of increased salaries and related costs associated with the acquisition of Co-Cam in August 1996, and increased costs associated with the growth in staffing for additional professional services. Compensation and benefits increased 53.4% ($5.6 million) internationally, while domestic increased 23% ($7.4 million).

     Computer and communications expenses increased 8.6% ($0.7 million) principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

     Information services and data acquisition costs increased 3.6%, due principally to increases in property and casualty information costs arising from increased volume of motor vehicle reports and in life insurance information services arising from increased volume of attending physician statements.

     Depreciation and amortization of property, equipment and capitalized software costs increased 20.9%. This increase is principally due to higher amortization expense resulting from the 1996 release of the latest version of CyberLife client/server life insurance software and the 1996 release of the Company's property and casualty insurance Series III (Release 8) client/server software systems. In addition, depreciation expense increased due to the Company's increased investment in its information technology equipment and expanded facilities costs.

     Other operating costs and expenses increased 28.4%. This increase is primarily related to increased fees for the use of consultants and independent contractors, increased training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. In addition, third party commission, rent and other facilities costs rose over amounts in the same period last year. These increases were offset by an increase in amounts capitalized principally related to the continued enhancement and development of the Company's Series III property and casualty insurance software, CyberLife life insurance software and Insure Plus international property and casualty software.


Selling,  general  and  administrative  expenses

     Selling, general and administrative expenses increased 31.4% for the second quarter of 1997 compared with the second quarter of 1996, principally because of the Company's investment in its international sales force and infrastructure, mainly as a result of the August 1996 acquisition of Co-Cam. However when compared to the fourth quarter of 1996, the increase was only 1.9%.

Litigation  settlement  and  expenses,  net

     In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA"), concluding with the mutual dismissal of all related claims and counterclaims as well as the Company's recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million gain for this recovery during the second quarter of 1996.

Amortization  of  goodwill  and  other  intangibles

     The 1.1% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of Co-Cam in August 1996.


OPERATING  INCOME

     Second quarter 1997 operating income decreased 28.9% ($7.2 million) compared with the 1996 second quarter due primarily to a litigation settlement credit of $9.4 million in 1996. Domestic life insurance operating income increased 67.0%, property and casualty insurance business increased 5.4% and international operating income increased 14.3%. The property and casualty results were negatively impacted due to results in its outsourcing unit in Florida. The negative impact was due to the fact that in 1996, the state of Florida legislatively imposed six month homeowner policies as opposed to the normal twelve months policies. This decision was reversed later that year, but now has a carryover effect, which may last for several years, which places most policy renewal dates in the latter part of the year. Since a significant percentage of the Company's revenue under this contract is derived from processing renewals, the operating income from this unit declined significantly versus the second quarter of 1996. In addition, this unit suffered approximately $1 million in one time operating expenses in the second quarter of 1997.


OTHER  INCOME  AND  EXPENSE

     Interest expense remained relatively unchanged at $1.4 million. The average nominal interest rate applicable to borrowings under the Company's credit facilities during the second quarter of 1997 was 6.2%.


INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.6% and 35.8% for the three months ended June 30, 1997 and 1996, respectively. The effective rate for the second quarter of 1997 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

SIX  MONTHS  COMPARISON


     Comparisons of revenues, operating income and margins for each business unit for the periods presented are as follows:

                                            Six  Months
                                          Ended  June  30,
REVENUES                                   1997     1996    Change
----------------------------------------------------------------------
                                    (Dollars  in  Millions)


Enterprise Software and Services
 Property & Casualty                       $112.3   $  94.9    18.4 %
 Life                                        52.9      35.7     48.0
Information Services
 Property & Casualty                         47.0      44.8      4.9
 Life                                        27.0      27.0     (0.2)
                                           -------  --------  -------
  Total U.S. revenues                       239.2     202.4     18.2
International                                80.9      68.1     18.7
                                           -------  --------  -------
    Total revenues                         $320.1   $ 270.5    18.3 %
=========================================  =======  ========  =======


OPERATING INCOME
-----------------------------------------
Enterprise Software and Services
 Property & Casualty                       $ 29.0   $  27.6     4.7 %
 Life                                        11.6       6.9     69.3
Information Services
 Property & Casualty                          0.3       0.4    (31.1)
 Life                                         1.3       1.3      3.9
Corporate                                   (12.5)     (1.5)*  715.8
                                           -------  --------  -------
  Total U.S. operating income                29.7      34.7    (14.4)
International                                 4.7       8.5    (44.5)
                                           -------  --------  -------
    Total operating income                 $ 34.4   $  43.2   (20.4)%
=========================================  =======  ========  =======


OPERATING INCOME AS PERCENTAGE OF REVENUE
-----------------------------------------
Enterprise Software and Services
 Property & Casualty                         25.8%     29.2%
 Life                                        21.9      19.2
Information Services
 Property & Casualty                          0.6       0.8
 Life                                         5.0       4.8
                                           -------  --------
  Total U.S                                  12.4      17.1
International                                 5.8      12.4
                                           -------  --------
    Total                                    10.7%     16.0%
=========================================  =======  ========

*Corporate  operating  income  includes  a  special  credit  of  $9.4 million.

REVENUES
                               Six  Months
                             Ended  June  30,
  Licensing                  1997       1996    Change
------------------------------------------------------
                          (Dollars  in  Millions)
Initial  charges            $  27.8    $  22.4    24.0  %
Monthly  charges               30.7       27.7    10.9
------------------------------------------------------
                            $  58.5    $  50.1    16.7  %
======================================================

Percentage of total revenues  18.3%      18.5%
------------------------------------------------

     Initial license charges increased $5.4 million from the first six months of 1996 to the first six months of 1997, with the following increases or decreases by business unit: domestic life insurance and financial solutions up 83.6% ($5.2 million); international up 26.9% ($2.1 million); and domestic property and casualty down 23.2% ($1.9 million).

  Property and casualty licensing revenues in the United States are being impacted by various market factors. Prospective customers are expressing a desire for a Windows NT version of Series III in a client server environment. The Company believes the market priority is for personal lines functionality in a Windows NT environment. The first release of Series III with Windows NT functionality is currently scheduled to be available by year end. This release will support most personal lines functionality with additional personal lines and commercial lines functionality scheduled for subsequent releases. The Company's operating results could be negatively impacted if the Company experiences delays in delivering Windows NT to its customers. Additionally, many insurance companies are spending significant amounts of money to solve their year 2000 problems. To date, the Company does not believe it has experienced a significant impact, positively or negatively, from year 2000 issues and at this time is unable to predict what the future impact, if any, will be.

     Initial license charges for the first six months of 1997 include right-to-use charges (licenses excluding further MESA obligations) of $2.6 million compared to $2.8 million for the first six months of 1996. Initial license charges for the period also include termination charges (related to the buyout of monthly license charges) of $0.2 million for the first six months of 1997. Also, during the second quarter of 1997, the property and casualty unit executed a license agreement covering a package of several of the Company's information access and electronic commerce software products for $1.75 million with Insurance Information Exchange L.L.C. (iiX). This license was signed concurrently with the execution of an agreement which should ultimately lead to iiX acquiring the Company's property and casualty information services unit.

     Monthly license charges increased $3.0 million from the first six months of 1996 to the first six months of 1997 with the following increases by
business  unit:    domestic  life  insurance  up  46.4%  ($1.9  million);  and international up 26.3% ($1.3 million). Domestic property and casualty was relatively unchanged. The increase in international is principally related to an increase in licensing activities due to the acquisition of Co-Cam in August 1996.
                                  Six  Months
                                 Ended  June  30,
  Services                       1997        1996     Change
-------------------------------------------------------------
                               (Dollars  In  Millions)
Professional and outsourcing     $177.6     $140.1     26.8%
Information                        81.1       78.8      3.0
Other                               2.8        1.5     87.5
-------------------------------------------------------------
                                 $261.5     $220.4     18.7%
=============================================================

Percentage of total revenues       81.7%      81.5%
----------------------------------------------------


Domestic property and casualty professional and outsourcing services revenues increased 27.5% ($18.4 million) due to increases in implementation services and increases in processing volumes in the outsourcing areas related to new and existing customers. International professional and outsourcing services revenues increased 18.5% ($9.8 million), principally due to services activity of Co-Cam, acquired in August 1996, and increases in the volume of services provided to new and existing customers.

Domestic life insurance professional and outsourcing services increased 45.5% ($9.3 million) from the second quarter 1996 to the 1997 second quarter, due principally to increased volumes of implementation services to new and existing domestic customers.

Information services revenues increased $2.3 million. This increase is due to an increase in property and casualty information services revenues, which consists principally of fees for domestic motor vehicle reports.


OPERATING  EXPENSES

Cost  of  Revenues

     Employee compensation and benefits increased 26.4% from the first six months of 1996 to the first six months of 1997, principally the result of increased salaries and related costs associated with the acquisition of Co-Cam in August 1996, and increased costs associated with the growth in staffing for additional professional and outsourcing services. Compensation and benefits increased 57.1% ($11.5 million) internationally, while domestic increased 16.7% ($10.7 million).

     Computer and communications expenses increased 7.7%, principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

     Information services and data acquisition costs increased 6.1%, due principally to increases in property and casualty information costs arising from increased volume of motor vehicle reports and in life insurance information services arising from increased volume of attending physician statements.

     Depreciation and amortization of property, equipment and capitalized software costs increased 23.5%. This increase is principally due to higher amortization expense resulting from the 1996 release of the latest version of CyberLife client/server life insurance software and the 1996 release of the Company's property and casualty insurance Series III (Release 8) client/server software systems. In addition, depreciation expense increased due to Company's increased investment in its information technology equipment.

     Other operating costs and expenses increased 27.4%. This increase is primarily related to increased fees for the use of consultants and independent contractors, increased training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. In addition, third party commissions, rent and other facilities costs rose over amounts in the same period last year. These increases were offset by an increase in amounts capitalized principally related to the continued enhancement and development of the Company's Series III property and casualty insurance software, CyberLife life insurance software and Insure Plus international property and casualty software.


Selling,  general  and  administrative  expenses

Selling, general and administrative expenses increased 34.5% for the first six months of 1997 compared with the first six months of 1996, principally because of the Company's investment in its international sales force and infrastructure, mainly as a result of the August 1996 acquisition of Co-Cam.


Litigation  settlement  and  expenses,  net

     In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA"), concluding with the mutual dismissal of all related claims and counterclaims as well as the Company's recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million gain for this recovery during the second quarter of 1996.

Amortization  of  goodwill  and  other  intangibles

     The 3.3% increase in amortization of goodwill and other intangibles is principally the result of amortization of intangible assets related to the acquisition of Co-Cam in August 1996.


OPERATING  INCOME

     Operating income decreased 20.4% ($8.8 million) due primarily to a litigation settlement credit of $9.4 million in 1996. Domestic life insurance operating income increased 69.2% and property and casualty insurance business increased 4.7% offset by a decrease in international operating income of 44.5%. International operating income is lower than the first six months of 1996 due to the fact that expenses rose faster than revenues, primarily in the sales, marketing and administrative areas as the Company has built up its international infrastructure. While comparative results for international are down versus the first six months of 1996, the operating income has improved significantly from the fourth quarter of 1996. The property and casualty results were negatively impacted due to results in its outsourcing unit in Florida. The negative impact was due to the fact that in 1996, the state of Florida legislatively imposed six month homeowner policies as opposed to the normal twelve months policies. This decision was reversed later that year, but now has a carryover effect, which may last for several years, which places most policy renewal dates in the latter part of the year. Since a significant percentage of the Company's revenue under this contract is derived from processing renewals, the operating income from this unit declined significantly versus the first six months of 1996. In addition, this unit suffered approximately $1 million in one time operating expenses in the second quarter of 1997.


OTHER  INCOME  AND  EXPENSES

     As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $0.5 million. The average nominal interest rate applicable to borrowings under these facilities during the first six months of 1997 was 6.02%.

     Investment income decreased $0.8 million, principally due to a lower average level of interest-bearing cash equivalents during the first six months of 1997 as compared to the same period of 1996.


INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.6% and 35.6% for the six months ended June 30, 1997 and 1996, respectively. The effective rate for the 1997 period is higher than the federal statutory rate due principally to the effect of state and local income taxes.

AGREEMENT  WITH  IIX

     The Company agreed to enter into an agreement with Insurance Information Exchange, L.L.C. (iiX), that should result in iiX acquiring the Company's property and casualty information services business.

     The Company and iiX expect to close the transaction during August or September.

                        LIQUIDITY AND CAPITAL RESOURCES


                                June 30,  December 31,
                                 1997          1996
--------------------------------------------------------
                                (Dollars  in  Millions)


Cash and equivalents, marketable
  securities, and investments     $ 18.6  $ 30.8
Current assets                     178.3   173.0
Current liabilities                 98.6   112.6
Working capital                     79.7    60.4
Long-term debt                      34.0    34.3



                                 Six Months Ended
                                June 30,    June 30,
                                  1997        1996
----------------------------------------------------------
                               (Dollars  in  Millions)


Cash provided by operations         $ 37.0   $ 37.4
Cash used for investing activities   (45.0)   (37.5)
Cash used for financing activities   ( 4.6)   (17.2)



     The Company's current ratio (current assets divided by current liabilities) stood at 1.8 at June 30, 1997, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company had available under its credit facilities (net of amounts outstanding at June 30, 1997) $75.0 million under its 364 day $100.0 million facility and $68.0 million under its 3 year $100.0 million facility, should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company had available an uncommitted $10.0 million operating line of credit with which it may choose to fund temporary operating cash needs. On August 8, the Company entered into a new credit facility for $200 million for five years, which replaces the 364 day and 3 year credit facilities. Additionally, on August 5, the $10.0 million uncommitted operating line of credit available to the Company has increased to $15 million.

     Cash provided by operations remained relatively unchanged from June 30, 1996 to June 30, 1997.

     During the six months ended June 30, 1997 the Company capitalized software development costs of $29.6 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Windows NT), CyberLife object-oriented client/server life insurance software, an Insure Plus international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

     Significant expenditures anticipated for the remainder of 1997, excluding any possible business acquisitions or common stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($15 million); and costs relating to the internal development of software systems ($30 million).

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

- The Company's operations have not proven to be significantly seasonal, although quarterly revenues and net income can be expected to vary at times;

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

                                    PART II
                               OTHER INFORMATION

                     POLICY MANAGEMENT SYSTEMS CORPORATION


ITEM  1.    LEGAL  PROCEEDINGS

     See Note 1, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.


ITEMS  2  AND  3  are  not  applicable


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's Annual Meeting of Stockholders, held on May 13, 1997, the Company's stockholders approved: (i) the election of three directors, Alfred R. Berkeley, III (14,077,050 votes for and 39,806 abstentions), Donald
W. Feddersen (14,075,998 votes for and 40,858 abstentions) and Richard G. Trub (14,077,102 votes for and 39,754 abstentions) to serve a term of three years; and (ii) the ratification of the selection of independent auditors (14,101,552 votes for, 13,274 votes against and 2,030 abstentions).

     The following directors' terms continued through the Annual Meeting of Stockholders, held on May 13, 1997: G. Larry Wilson (Chairman of the Board), Dr. John M. Palms, John P. Seibels and Joseph D. Sargent.


ITEM  5  IS  NOT  APPLICABLE


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                     POLICY MANAGEMENT SYSTEMS CORPORATION


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     -------------------------------------
                                 (Registrant)




Date:    August  12,  1997:          Timothy  V.  Williams
                                     Executive  Vice  President
                                     (Chief  Financial  Officer)

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

     M. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     N. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     O. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     P. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

     Q. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as Exhibits to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

     R. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

     S. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     T. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     U. Stock Option/Non-Compete Agreement Amendment No. 1 dated November 8, 1995 to Stock Option/Non-Compete Agreement dated July 20, 1995 with Paul R. Butare (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     V. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     W. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     X. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     Y. Shareholders Agreement dated March 8, 1996 between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     Z. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    AA. 364-Day Credit Agreement dated as of August 11, 1995 among Policy Management Systems Corporation, the Guarantors Party thereto, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    BB.          Three-Year Credit Agreement dated as of August 11, 1995 among
Policy Management Systems Corporation, the Guarantors Party thereto, the Banks Listed therein and Morgan Guaranty Trust Company of New York as Agent (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    CC.        Amendment No. 1 to 364-Day Credit Agreement dated September 29,
1995 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    DD.         Amendment No. 1 to Three-Year Credit Agreement dated September
29, 1995 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    EE.       Amendment No. 2 to 364-Day Credit Agreement dated March 29, 1996 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    FF.         Amendment No. 2 to Three-Year Credit Agreement dated March 29,
1996 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

    GG.       Amendment No. 3 to 364-Day Credit Agreement dated August 9, 1996 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference)

    HH.         Amendment No. 3 to Three-Year Credit Agreement dated August 9,
1996 among Policy Management Systems Corporation and Morgan Guaranty Trust Company of New York (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

    II.           Employment Agreement Form dated November 7, 1996 for Messrs.
Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

    JJ.      Stock Option/Non-Compete Agreement with Stephen G. Morrison dated
October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

    KK. Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

    LL.       Annual Bonus Program for Executive Officers (filed as an Exhibit to Form 10-Q for the quarter ended March 31. 1997, and is incorporated herein by reference)

    MM.      Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare,  Morrison  and  Williams    (filed  herewith)

11.          STATEMENT  REGARDING  COMPUTATION  OF  PER  SHARE  EARNINGS

     A.      Filed  herewith

27.          FINANCIAL  DATA  SCHEDULE

     A.      Filed  herewith  (EDGAR  version  only)