Form 10-Q
period 1997-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1997-11-13
CIK 356226

32

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

                               QUARTERLY REPORT
    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended September 30, 1997    Commission file number 1-0557
                         ------------------                           ------


                     POLICY MANAGEMENT SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


     South  Carolina                                             57-0723125
     ---------------                                             ----------
(State  or  other  jurisdiction                               (IRS Employer
 of  incorporation)                                        Identification No.)


One  PMSC  Center  (PO  Box  Ten)
Blythewood,  SC  (Columbia,  SC)                            29016  (29202)
--------------------------------                            --------------
(Address  of  principal  executive                           (Zip  Code)
  offices)


Registrant's  telephone  number,  including  area  code  (803)  333-4000

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

       18,331,102 Common shares, $.01 par value, as of November 7, 1997


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                                POLICY MANAGEMENT SYSTEMS CORPORATION



                                                INDEX



PART  I. FINANCIAL  INFORMATION                                                                   PAGE



Item 1. Financial Statements

Consolidated Statements of Income for the Three and Nine Months ended September 30, 1997 and 1996   3

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996. . . . . . . . . . . .   4

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1996 . . .   5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. . .  9


PART II. OTHER INFORMATION


Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                                     PART I
                              FINANCIAL INFORMATION
                      POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                        Three  Months          Nine  Months
                                      Ended September 30,   Ended September 30,
                                       1997        1996       1997       1996
                                                     (Unaudited)
-------------------------------------------------------------------------------
                                        (In Thousands, Except Per Share Data)

Revenues
 Licensing . . . . . . . . . . . . .  $ 33,375   $ 24,186   $ 91,900   $ 74,320
 Services. . . . . . . . . . . . . .   130,692    122,812    392,223    343,193
                                      ---------  ---------  ---------  ---------
                                       164,067    146,998    484,123    417,513
                                      ---------  ---------  ---------  ---------
Operating expenses
 Cost of revenues
  Employee compensation & benefits .    60,163     47,192    167,179    131,523
  Computer and communications
   expenses. . . . . . . . . . . . .     8,737      7,967     26,052     24,038
  Information services and
   data acquisition costs. . . . . .    22,925     29,981     84,389     87,890
  Depreciation and amortization of
   property, equipment and
   capitalized software costs. . . .    14,882     12,539     43,297     35,512
  Other costs & expenses                 9,115     13,669     31,952     29,419
 Selling, general and administrative
   expenses. . . . . . . . . . . . .    24,227     17,738     67,508     52,329
 Amortization of goodwill and
   other intangibles . . . . . . . .     2,588      2,616      7,918      7,777
 Litigation settlement . . . . . . .         -          -          -     (9,422)
                                      ---------  ---------  ---------  ---------
                                       142,637    131,702    428,295    359,066
                                      ---------  ---------  ---------  ---------

Operating income . . . . . . . . . .    21,430     15,296     55,828     58,447

Equity in earnings of
   unconsolidated affiliate. . . . .       274          -        964          -

Other Income and Expenses
  Investment income. . . . . . . . .       372        376      1,143      1,898
  Interest expense and other
   charges . . . . . . . . . . . . .    (1,378)    (1,475)    (3,951)    (3,544)
                                      ---------  ---------  ---------  ---------
                                        (1,006)    (1,099)    (2,808)    (1,646)
                                      ---------  ---------  ---------  ---------
Income before income taxes . . . . .    20,698     14,197     53,984     56,801
Income taxes . . . . . . . . . . . .     7,760      5,190     20,261     20,363
                                      ---------  ---------  ---------  ---------
Net income . . . . . . . . . . . . .  $ 12,938   $  9,007   $ 33,723   $ 36,438
                                      =========  =========  =========  =========
Net income per share . . . . . . . .  $    .71   $    .50   $   1.85   $   1.94
                                      =========  =========  =========  =========

Weighted average number of shares. .    18,230     18,179     18,199     18,747


See  accompanying  notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)    (Audited)
                                                September 30, December 31,
                                                    1997        1996
-------------------------------------------------------------------------
                                        (In Thousands, Except Share Data)
Assets
Current assets
 Cash and equivalents . . . . . . . . . . . . . .  $ 18,639   $ 22,121
 Marketable securities. . . . . . . . . . . . . .     3,006      2,234
 Receivables, net of allowance for uncollectible
  amounts of $1,057 ($883 at 1996). . . . . . . .   139,115    116,113
 Income tax receivable. . . . . . . . . . . . . .     1,439      1,383
 Deferred income taxes. . . . . . . . . . . . . .    15,281     15,343
 Other. . . . . . . . . . . . . . . . . . . . . .    16,684     15,840
                                                   ---------  --------
   Total current assets . . . . . . . . . . . . .   194,164    173,034

Property and equipment, at cost less accumulated
 depreciation and amortization of $134,375
 ($122,462 at 1996) . . . . . . . . . . . . . . .   114,357    115,757
Receivables . . . . . . . . . . . . . . . . . . .     3,481      4,866
Income tax receivable . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net . . . . . . .    71,703     83,363
Capitalized software costs, net . . . . . . . . .   197,412    177,875
Deferred income taxes . . . . . . . . . . . . . .       803      1,560
Investments . . . . . . . . . . . . . . . . . . .     6,211      6,483
Other . . . . . . . . . . . . . . . . . . . . . .     2,001      5,239
                                                   ---------  --------
     Total assets . . . . . . . . . . . . . . . .  $594,173   $572,218
                                                   =========  ========

Liabilities
Current liabilities
 Accounts payable and accrued expenses. . . . . .  $ 49,690   $ 61,435
 Accrued restructuring charges. . . . . . . . . .       164      2,478
 Accrued contract termination costs . . . . . . .       845        407
 Current portion of long-term debt. . . . . . . .     1,941     31,222
 Income taxes payable . . . . . . . . . . . . . .    12,477      6,623
 Unearned revenues. . . . . . . . . . . . . . . .     8,478      9,840
 Other. . . . . . . . . . . . . . . . . . . . . .       396        631
                                                   ---------  --------
   Total current liabilities. . . . . . . . . . .    73,991    112,636

Long-term debt. . . . . . . . . . . . . . . . . .    55,985     34,268
Deferred income taxes . . . . . . . . . . . . . .    64,650     58,370
Accrued restructuring charges . . . . . . . . . .     1,299      1,340
Other . . . . . . . . . . . . . . . . . . . . . .     3,128      2,352
                                                   ---------  --------
    Total liabilities . . . . . . . . . . . . . .   199,053    208,966
                                                   ---------  --------

Commitments and contingencies (Note 1)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
 authorized . . . . . . . . . . . . . . . . . . .         -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 18,269,339 shares issued and
 outstanding (18,179,186 at December 31, 1996). .       183        182
Additional paid-in capital. . . . . . . . . . . .   110,036    106,104
Retained earnings . . . . . . . . . . . . . . . .   289,833    256,110
Foreign currency translation adjustment . . . . .    (4,932)       856
                                                   ---------  --------
    Total stockholders' equity. . . . . . . . . .   395,120    363,252
                                                   ---------  --------
     Total liabilities and stockholders' equity .  $594,173   $572,218
                                                   =========  ========


See  accompanying  notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months
                                                  Ended September 30,
                                                   1997         1996
----------------------------------------------------------------------
                                                     (In Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . .  $  33,723   $  36,438
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization. . . . . . . .     53,694      45,507
   Deferred income taxes. . . . . . . . . . . .      7,059       6,342
   Provision for uncollectible accounts . . . .      1,763         456
   Impairment and restructuring charges . . . .        444           -
 Changes in assets and liabilities:
   Accrued restructuring and lease
    termination costs . . . . . . . . . . . . .   (  2,355)   (  8,080)
   Receivables. . . . . . . . . . . . . . . . .   ( 23,380)   (  4,742)
   Income taxes receivable. . . . . . . . . . .   (     56)     10,181
   Accounts payable and accrued expenses. . . .   ( 12,077)   ( 21,421)
   Income taxes payable . . . . . . . . . . . .      5,854       6,561
 Other, net . . . . . . . . . . . . . . . . . .   (    943)   (  2,001)
                                                 ----------  ----------
      Cash provided by operations . . . . . . .     63,726      69,241
                                                 ----------  ----------

Investing Activities
 Proceeds from sales/maturities of marketable
  securities. . . . . . . . . . . . . . . . . .        250       2,850
 Investment in unconsolidated affiliate . . . .          -    (  2,315)
 Acquisition of property and equipment. . . . .   ( 22,430)   ( 20,676)
 Capitalized internal software development
  costs . . . . . . . . . . . . . . . . . . . .   ( 46,809)   ( 41,953)
 Proceeds from sale of business unit. . . . . .      2,900           -
 Purchased software . . . . . . . . . . . . . .          -    (  1,192)
 Business acquisition . . . . . . . . . . . . .          -    (  6,777)
 Proceeds from disposal of property and
  equipment . . . . . . . . . . . . . . . . . .      1,183         747
                                                 ----------  ----------
      Cash used by investing activities . . . .   ( 64,906)   ( 69,316)
                                                 ----------  ----------

Financing Activities
 Payments on long-term debt . . . . . . . . . .   (120,597)   (138,693)
 Repurchase of common stock . . . . . . . . . .          -    ( 73,603)
 Proceeds from borrowing under credit facility.    113,033     179,550
 Issuance of common stock under stock
  option plans. . . . . . . . . . . . . . . . .      3,933       6,283
                                                 ----------  ----------
      Cash used by financing activities . . . .   (  3,631)   ( 26,463)
                                                 ----------  ----------

Effect of exchange rate changes on cash . . . .      1,329    (    526)
Net decrease in cash and
 equivalents. . . . . . . . . . . . . . . . . .   (  3,482)    (27,064)
Cash and equivalents at beginning of period . .     22,121      35,094
                                                 ----------  ----------
Cash and equivalents at end of period . . . . .  $  18,639   $   8,030
                                                 ==========  ==========

Supplemental Information
 Interest paid. . . . . . . . . . . . . . . . .  $   3,636   $   1,116
 Income taxes paid (refunded) . . . . . . . . .      5,471     ( 3,425)


See  accompanying  notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


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

     In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February 1997, following a jury trial, the Court and jury entered judgments in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition, the jury found that SLD was using the Company's trade secrets without permission. As a result of post trial motions, the judgment was amended to delete the award of pre-judgment interest and SLD was ordered to return the Company's systems. Both the Company and SLD have appealed to the United States Court of Appeals. Changes in the status of this proceeding could result in a change in the Company's estimate of anticipated liability for the costs associated with these matters.

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

                             RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                        1997 vs. 1996
                                                                           Percent
                                          Percentage of Revenues      Increase (Decrease)
                                      ------------------------------  ------------------
                                          Three           Nine         Three    Nine
                                       Months Ended    Months Ended    Months   Months
                                       September 30,   September 30,   Ended    Ended
                                      --------------  --------------
                                       1997    1996    1997    1996      September 30
                                      ------  ------  ------  ------  ------------------

Revenues
 Licensing . . . . . . . . . . . . .   20.3%   16.4%   18.9%   17.8%   38.0%   23.7%
 Services. . . . . . . . . . . . . .   79.7    83.6    81.1    82.2     6.4    14.3
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0    11.6    16.0
Operating expenses
 Cost of revenues
  Employee compensation and benefits   36.7    32.1    34.5    31.5    27.5    27.1
  Computer & communication expenses.    5.3     5.4     5.4     5.8     9.7     8.4
  Information services & data
   acquisition costs . . . . . . . .   14.0    20.4    17.4    21.1   (23.5)   (4.0)
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .    9.1     8.5     8.9     8.5    18.7    21.9
  Other costs & expenses . . . . . .    5.5     9.3     6.7     7.0   (33.3)    8.6
 Selling, general &
   administrative expenses . . . . .   14.8    12.1    13.9    12.5    36.6    29.0
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.5     1.8     1.7     1.9    (1.1)    1.8
 Litigation settlement and
   expenses, net . . . . . . . . . .      -       -       -    (2.3)      -       -
                                      ------  ------  ------  ------
                                       86.9    89.6    88.5    86.0     8.3    19.3
Operating income . . . . . . . . . .   13.1    10.4    11.5    14.0    40.1    (4.5)
Equity in earnings of unconsolidated
   affiliate . . . . . . . . . . . .    0.1       -     0.2       -       -       -
Other income and expenses. . . . . .   (0.6)   (0.7)   (0.6)   (0.4)      -       -
                                      ------  ------  ------  ------
Income before income taxes . . . . .   12.6     9.7    11.1    13.6    45.8    (5.0)
Income taxes . . . . . . . . . . . .    4.7     3.5     4.2     4.9    49.5    (0.5)
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    7.9%    6.2%    6.9%    8.7%   43.6%  (7.5)%
                                      ======  ======  ======  ======

THREE  MONTHS  COMPARISON

     Comparisons of revenues, operating income and margins for each business unit for the periods presented are as follows:



                                            Three Months
                                         Ended September 30,
REVENUES                                   1997     1996    Change
--------------------------------------------------------------------
                                       (Dollars in Millions)

Enterprise Software and Services
 Property & Casualty                       $ 63.2   $ 53.6    17.9%
 Life . . . . . . . . . . . . . . . . . .    28.5     20.5    39.3
Information Services
 Property & Casualty                         16.5     24.0   (31.4)
 Life . . . . . . . . . . . . . . . . . .    14.0     14.2   ( 1.5)
                                           -------  -------  ------
  Total U.S. revenues . . . . . . . . . .   122.2    112.3     8.8
International . . . . . . . . . . . . . .    41.9     34.7    20.7
                                           -------  -------  ------
    Total revenues. . . . . . . . . . . .  $164.1   $147.0    11.6%
=========================================  =======  =======  ======


OPERATING INCOME
--------------------------------------------------------------------
Enterprise Software and Services
 Property & Casualty. . . . . . . . . . .  $ 18.1   $ 13.6    33.0%
 Life . . . . . . . . . . . . . . . . . .     5.7      5.6     2.6
Information Services
 Property & Casualty. . . . . . . . . . .       -      0.2   (89.8)
 Life . . . . . . . . . . . . . . . . . .     0.6      0.7   (26.3
Corporate . . . . . . . . . . . . . . . .    (7.1)    (6.1)   16.2
                                           -------  -------  ------
  Total U.S. operating income . . . . . .    17.3     14.0    23.5
International . . . . . . . . . . . . . .     4.1      1.3   220.5
                                           -------  -------  ------
    Total operating income. . . . . . . .  $ 21.4   $ 15.3    40.1%
=========================================  =======  =======  ======


OPERATING INCOME AS PERCENTAGE OF REVENUE
-------------------------------------------------------------------
Enterprise Software and Services
 Property & Casualty. . . . . . . . . . .    28.6%    25.4%
 Life . . . . . . . . . . . . . . . . . .    20.2     27.4
Information Services
 Property & Casualty. . . . . . . . . . .     0.1      0.7
 Life . . . . . . . . . . . . . . . . . .     4.0      5.3
                                           -------  -------
  Total U.S . . . . . . . . . . . . . . .    14.2     12.5
International . . . . . . . . . . . . . .     9.9      3.7
                                           -------  -------
    Total . . . . . . . . . . . . . . . .    13.1%    10.4%
=========================================  =======  =======


REVENUES
                                    Three  Months
                                  Ended September 30,
  Licensing                        1997       1996     Change
----------------------------------------------------------------
                                (Dollars in Millions)
Initial  charges                $  16.9     $  10.1    68.1%
Monthly  charges                   16.5        14.1    16.5
----------------------------------------------------------------
                                  $  33.4   $  24.2    38.0%
================================================================

Percentage of total revenues         20.3%     16.4%
----------------------------------------------------------------


     Initial license revenues increased $6.8 million from the third quarter of 1996 to the third quarter of 1997, with the following increases or decreases by business unit: domestic property and casualty up 464.9% ($4.0 million); life insurance and financial solutions down 16.0% ($0.9 million); and international up 98.1% ($3.7 million).

     Initial license charges for the third quarter of 1997 include right-to-use licenses of $3.7 million. The right-to-use licenses represent acquisitions by certain customers of perpetual rights in conjunction with renewals of MESA by these customers. This compares to $2.1 million in right-to-use licenses for the same period of 1996 arising from a customer acquiring the perpetual rights in conjunction with its initial license of a product.

     Monthly license charges increased $2.4 million from the third quarter of 1996 to the third quarter of 1997 with the following increases by business unit: domestic property and casualty up 4.6% ($0.4 million); life insurance and financial solutions up 52.9% ($1.2 million); and international up 25.2% ($0.8 million). These increases are related to the increase in licensing activity.

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

Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues for each of the periods presented:


                                 1997                    1996             1995
                        --------------------- -------------------------- ------
                           3rd    2nd    1st    4th   3rd    2nd    1st    4th
                        --------------------- -------------------------- ------
                                         (Dollars  in  Millions)

Initial license revenues $16.9  $16.6  $11.3  $19.4  $10.1  $12.0  $10.4  $16.1
%  of  total  revenues    10.3%  10.0%   7.3%  11.8%   6.9%   8.8%   7.8%  11.6%


                                     Three Months
                                  Ended September 30,
  Services                         1997       1996       Change
-------------------------------------------------------------------
                                (Dollars  In  Millions)
Professional  and  outsourcing  $  97.8       $  81.6     19.9%
Information                        32.0          39.7    (19.3)
Other                               0.9           1.5     40.4
-------------------------------------------------------------------
                                  $130.7       $122.8      6.4%
===================================================================

Percentage of total revenues        79.7%        83.6%
-------------------------------------------------------------------


     Professional and outsourcing services revenues increased $16.2 million from the third quarter of 1996 to the third quarter of 1997, with the following increases by business unit: domestic property and casualty up 14.5% ($6.1 million); life insurance and financial solutions up 68.8% ($7.7 million); and international up 8.6% ($2.4 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers. The increases were partially offset by the elimination of approximately $3.9 million in pass through revenue related to the Florida outsourcing unit.

     Information services revenues decreased $7.7 million from the 1996 third quarter to the 1997 third quarter. This decrease is due to the sale in August 1997 of the property and casualty information services business. Additionally, there was a decrease of $0.2 million in life insurance information services, principally comprised of attending physician statements and application processing services.


OPERATING  EXPENSES

Cost  of  Revenues

     Employee compensation and benefits increased 27.5% for the third quarter 1997 compared with the third quarter of 1996, principally the result of increased salaries and related costs associated with the growth in staffing in all business units. Compensation and benefits increased 27.2% ($3.3 million) internationally, while domestic increased 27.6% ($9.6 million).

     Computer and communications expenses increased 9.7% ($0.8 million) principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

     Information services and data acquisition costs decreased 23.5%, due to the sale in August 1997 of the property and casualty information services business.

     Depreciation and amortization of property, equipment and capitalized software costs increased 18.7%. This increase is due principally to higher amortization expense resulting from the recent release of the latest version of CyberLife client/server life insurance software and the recent release of the Company's Series III (Release 8) property and casualty insurance client/server software systems. In addition, depreciation expense increased due to the Company's increased investment in its information technology equipment and expanded facilities costs.

     Other operating costs and expenses decreased 33.3% primarily related to the reduced pass through costs for the outsourcing unit in Florida.

Selling,  general  and  administrative  expenses

     Selling, general and administrative expenses increased 36.6% for the third quarter of 1997 compared with the third quarter of 1996, principally from the Company's investment in its international sales force and infrastructure.

Amortization  of  goodwill  and  other  intangibles

     Amortization of goodwill and other intangibles remains relatively unchanged.

OPERATING  INCOME

     Third  quarter  1997  operating  income  increased  40.1%  ($6.1 million)
compared with the 1996 third quarter. Property and casualty insurance operating income increased 33.0%, domestic life insurance operating income increased 2.6% and international operating income increased 220.5%. The increase in operating income is primarily related to increases in licensing and professional services revenues.


OTHER  INCOME  AND  EXPENSE

     Interest expense remained relatively unchanged at $1.4 million. The average nominal interest rate applicable to borrowings under the Company's credit facilities during the third quarter of 1997 was 6.0%.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.5% and 36.6% for the three months ended September 30, 1997 and 1996, respectively. The effective rate for the third quarter of 1997 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

SALE  OF  BUSINESS  UNIT

     On August 31, 1997, the Company completed the sale of substantially all of the assets of its property and casualty information services business for cash proceeds of $2.9 million. The Company retained the working capital of this business, approximately $14.3 million. This transaction produced a non-recurring gain of $1.7 million. Also, during the third quarter of 1997, the Company abandoned a related business. As a result, the Company recorded a non-recurring charge of $1.8 million, principally related to capitalized software.

NINE  MONTHS  COMPARISON


     Comparisons of revenues, operating income and margins for each business unit for the periods presented are as follows:



                                            Nine Months
                                         Ended September 30,
REVENUES                                   1997      1996      Change
----------------------------------------------------------------------
     (Dollars  in  Millions)

Enterprise Software and Services
 Property & Casualty. . . . . . . . . . .  $175.4   $ 148.3      18.3 %
 Life . . . . . . . . . . . . . . . . . .    78.9      53.7      46.8
Information Services
 Property & Casualty. . . . . . . . . . .    64.9      70.8      (8.3)
 Life . . . . . . . . . . . . . . . . . .    43.4      43.6      (0.5)
                                           -------  --------  --------
  Total U.S. revenues . . . . . . . . . .   362.6     316.4      14.6
International . . . . . . . . . . . . . .   121.5     101.1      20.2
                                           -------  --------  --------
    Total revenues. . . . . . . . . . . .  $484.1   $ 417.5     16.0 %
=========================================  =======  ========  ========


OPERATING INCOME
----------------------------------------------------------------------
Enterprise Software and Services
 Property & Casualty. . . . . . . . . . .  $ 46.8   $  42.4      10.4 %
 Life . . . . . . . . . . . . . . . . . .    17.1      12.3      38.7
Information Services
 Property & Casualty. . . . . . . . . . .     0.4      (0.5)   (189.3)
 Life . . . . . . . . . . . . . . . . . .     2.2       2.2    (  2.1)
Corporate . . . . . . . . . . . . . . . .   (19.3)   (7.6)*     152.9
                                           -------  --------
  Total U.S. operating income . . . . . .    47.2      48.8    (  3.2)
International . . . . . . . . . . . . . .     8.6       9.6    ( 10.9)
                                           -------  --------  --------
    Total operating income. . . . . . . .  $ 55.8   $  58.4   (  4.5)%
=========================================  =======  ========  ========


OPERATING INCOME AS PERCENTAGE OF REVENUE
----------------------------------------------------------------------
Enterprise Software and Services
 Property & Casualty. . . . . . . . . . .    26.7%     28.6%
 Life . . . . . . . . . . . . . . . . . .    21.6      22.9
Information Services
 Property & Casualty. . . . . . . . . . .     0.7      (0.8)
 Life . . . . . . . . . . . . . . . . . .     5.0       5.1
                                           -------  --------
  Total U.S . . . . . . . . . . . . . . .    13.0      15.4
International . . . . . . . . . . . . . .     7.1       9.6
                                           -------  --------
    Total . . . . . . . . . . . . . . . .    11.5%     14.0%
=========================================  =======  ========


*Corporate  operating  income  includes  a  special  credit  of  $9.4 million.

REVENUES
                                 Nine Months
                              Ended September 30,
  Licensing                    1997       1996      Change
-------------------------------------------------------------
                            (Dollars  in  Millions)
Initial  charges              $  44.7     $  32.5    37.6%
Monthly  charges                 47.2        41.8    12.8
-------------------------------------------------------------
                              $  91.9     $  74.3    23.7%
=============================================================

Percentage of total revenues     18.9%       17.8%
-------------------------------------------------------------

     Initial license charges increased $12.2 million from the first nine months of 1996 to the first nine months of 1997, with the following increases by business unit: domestic property and casualty up 22.3% ($2.0 million); domestic life insurance and financial solutions up 37.2% ($4.3 million); and international up 50.0% ($5.9 million).

     Initial license charges for the first nine months of 1997 include right-to-use licenses of $5.6 million. The right-to-use licenses represent acquisitions by certain customers of perpetual rights in conjunction with renewals of MESA by these customers. This compares to $3.6 million in right-to-use licenses for the same period of 1996 arising from a customer acquiring the perpetual rights in conjunction with its initial license of a product.

     Monthly license charges increased $5.4 million from the first nine months of 1996 to the first nine months of 1997 with the following increases by business unit: domestic life insurance and financial solutions up 48.8% ($3.1 million); and international up 25.9% ($2.1 million). These increases are related to the increase in licensing activity. Domestic property and casualty was relatively unchanged.

     Property and casualty licensing revenues in the United States are being impacted by various market factors, as described in the three months comparison above.

                                  Nine Months
                               Ended September 30,
  Services                      1997       1996       Change
-----------------------------------------------------------------
                             (Dollars  In  Millions)
Professional and outsourcing    $275.4    $221.7        24.0%
Information                      113.1     118.5        (4.5)
Other                              3.7       3.0        20.9
-----------------------------------------------------------------
                                $392.2    $343.2        14.3%
=================================================================

Percentage of total revenues      81.1%     82.2%
-----------------------------------------------------------------


     Professional and outsourcing services revenues increased $53.7 million from the first nine months of 1996 to the first nine months of 1997, with the following increases by business unit: domestic property and casualty up 22.4% ($24.5 million); life insurance and financial solutions up 53.78% ($17.1 million); and international up 15.1% ($12.1 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers. The increases were partially offset by the elimination of approximately $7.1 million in pass through revenue related to the Florida outsourcing unit.

     Information services revenues decreased $5.4 million. This decrease is principally due to the sale in August 1997 of the property and casualty information services business.


OPERATING  EXPENSES

Cost  of  Revenues

     Employee compensation and benefits increased 27.1% from the first nine months of 1996 to the first nine months of 1997, principally the result of increased salaries and related costs associated with the growth in staffing in all business units. Compensation and benefits increased 42.2% ($13.7 million) internationally, while domestic increased 22.2% ($21.9 million).

     Computer and communications expenses increased 8.4%, principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

     Information services and data acquisition costs decreased 4.0%, principally due to the sale in August 1997 of the property and casualty information services business.

     Depreciation and amortization of property, equipment and capitalized software costs increased 21.9%. This increase is due principally to higher amortization expense resulting from the recent release of the latest version of CyberLife client/server life insurance software and the recent release of the Company's Series III (Release 8) property and casualty insurance client/server software systems. In addition, depreciation expense increased due to Company's increased investment in its information technology equipment.

     Other operating costs and expenses increased 8.6%. This increase is primarily related to increased fees for the use of consultants and independent contractors to satisfy staffing needs for certain development and services activities. In addition, third party commissions, rent and other facilities costs, and training costs in new technologies rose over amounts in the same period last year. These increases were offset by reduced pass through costs for the outsourcing unit in Florida and an increase in amounts capitalized principally related to the continued enhancement and development of the Company's Series III property and casualty insurance software, CyberLife life insurance software and Insure Plus international property and casualty software.

Selling,  general  and  administrative  expenses

Selling, general and administrative expenses increased 29.0% for the first nine months of 1997 compared with the first nine months of 1996, principally from the Company's investment in its international sales force and infrastructure.

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

Amortization  of  goodwill  and  other  intangibles

     Amortization of goodwill and other intangibles remained relatively unchanged.


OPERATING  INCOME

     Operating income decreased 4.5% ($2.6 million) due primarily to a litigation settlement credit of $9.4 million in 1996. Domestic life insurance operating income increased 38.7% and property and casualty insurance business increased 10.4% offset by a decrease in international operating income of 10.9%. International operating income is lower than the first nine months of 1996 due to the fact that expenses rose faster than revenues, primarily in the sales, marketing and administrative areas as the Company has built up its international infrastructure. While comparative results for international are down versus the first nine months of 1996, operating income has improved significantly from the fourth quarter of 1996. The property and casualty results were negatively impacted due to results in its outsourcing unit in Florida. The impact is due in part to the state of Florida's efforts to depopulate its state run homeowners' insurance program. This unit also suffered approximately $1 million in one time operating expenses in the second quarter of 1997. Finally, contributing to the impact are significant startup costs the Company is incurring related to new virtual companies in the business unit


OTHER  INCOME  AND  EXPENSES

     As a result of a higher average level of borrowed funds, principally borrowings under the Company's credit facilities, interest expense increased $0.4 million. The average nominal interest rate applicable to borrowings under these facilities during the first nine months of 1997 was 6.0%.

     Investment income decreased $0.8 million, principally due to a lower average level of interest-bearing cash equivalents during the first nine months of 1997 as compared to the same period of 1996.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.5% and 35.8% for the nine months ended September 30, 1997 and 1996, respectively. The effective rate for the 1997 period is higher than the federal statutory rate due principally to the effect of state and local income taxes.


SALE  OF  BUSINESS  UNIT

     On August 31, 1997, the Company completed the sale of substantially all of the assets of its property and casualty information services business for cash proceeds of $2.9 million. The Company retained the working capital of this business unit, approximately $14.3 million. This transaction produced a non-recurring gain of $1.7 million. Also, during the third quarter of 1997, the Company abandoned a related business. As a result, the Company recorded a non-recurring charge of $1.8 million, principally related to capitalized software.

                        LIQUIDITY AND CAPITAL RESOURCES



                              September 30, December  31,
                                  1997         1996
---------------------------------------------------------
                                (Dollars in Millions)

Cash and equivalents, marketable
  securities, and investments. .  $ 27.9  $ 30.8
Current assets . . . . . . . . .   194.2   173.0
Current liabilities. . . . . . .    74.0   112.6
Working capital. . . . . . . . .   120.2    60.4
Long-term debt                      56.0    34.3





                                  Nine Months Ended
                                    September 30,
                                    1997      1996
------------------------------------------------------
                                 (Dollars in Millions)

Cash provided by operations. . . .  $ 63.7   $ 69.2
Cash used for investing activities   (64.9)   (69.3)
Cash used for financing activities   ( 3.6)   (26.5)




     The Company's current ratio (current assets divided by current liabilities) stood at 2.6 at September 30, 1997, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. On August 8, 1997, the Company entered into a new credit facility for $200 million for five years. The Company has available (net of amounts outstanding at September 30, 1997) $145 million under the $200 million facility. Also, effective August 5, 1997, the Company has available an additional $15 million uncommitted operating line of credit with which it may choose to fund temporary operating cash needs. The uncommitted line of credit available had previously been at $10 million.

     During the nine months ended September 30, 1997 the Company capitalized software development costs of $46.8 million principally related to the development of its Series III client/server property and casualty software (including the incorporation of object-oriented technology and support for Windows NT), CyberLife object-oriented client/server life insurance software, and Insure Plus international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

     Significant expenditures anticipated for the remainder of 1997, excluding any possible business acquisitions or common stock repurchases, are as follows: acquisition of data processing, communications equipment and office furniture, fixtures and equipment ($8 million); and costs relating to the internal development of software systems ($19 million).

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

                                    PART II
                               OTHER INFORMATION

                     POLICY MANAGEMENT SYSTEMS CORPORATION


ITEM  1.    LEGAL  PROCEEDINGS

     See Note 1, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.


ITEMS  2,  3,  4  AND  5  are  not  applicable


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     -------------------------------------
                                 (Registrant)




Date:    November  12,  1997          Timothy  V.  Williams
                                      Executive Vice President
                                      (Chief Financial Officer)

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

A. Policy Management Systems Corporation 1986 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1986, and is incorporated herein by reference)

B. Conformed copy of Development and Marketing Agreement between International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

C. Policy Management Systems Corporation 1989 Stock Option Plan (File No. 0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

D. Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

E. Executive Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

F. Employment Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

G. Stock Option/Non-Compete Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

H. Shareholders' Agreement, dated April 26, 1994, among Policy Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

I. Registration Rights Agreement, dated April 26, 1994 among Policy Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

J. Employment Agreement with Timothy V. Williams (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

K. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

L. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

M. Stock Option (Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

N. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

O. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

P. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

Q. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibits and to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

R. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

S. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

T. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

U. Stock Option/Non-Compete Agreement Amendment No. 1 dated November 8, 1995 to Stock Option/Non-Compete Agreement dated July 20, 1995 with Paul R. Butare (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

V. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

W. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

X. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

Y. Shareholders Agreement dated March 8, 1996 between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

Z. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

AA.       Employment Agreement Form dated November 7, 1996 for Messrs. Butare,
Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

BB.          Stock Option/Non-Compete Agreement with Stephen G. Morrison dated
October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

CC.          Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

DD.        Annual Bonus Program for Executive Officers (filed as an Exhibit to
Form 10-Q for the quarter ended March 31. 1997, and is incorporated herein by reference)

EE.          Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

FF.          Form  of Employment Agreements with Messrs. Bailey,  Coggiola and
Wilson  together  with  schedule  identifying  particulars  for each executive
officer    (filed  herewith)

GG.        Credit Agreement dated as of August 8, 1997 among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed herewith)

11.          STATEMENT  REGARDING  COMPUTATION  OF  PER  SHARE  EARNINGS

A.          Filed  herewith

27.          FINANCIAL  DATA  SCHEDULE

     A.          Filed  herewith  (EDGAR  version  only)