Form 10-K
period 1997-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1998-03-25
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 1997    Commission file number 1-10557

                     POLICY MANAGEMENT SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

             SOUTH CAROLINA                       57-0723125
     (State or other jurisdiction of            (IRS Employer
     Incorporation or organization)          Identification No.)

       ONE PMSC CENTER (PO BOX TEN)
       BLYTHEWOOD, SC (COLUMBIA, SC)               29016 (29202)
     (Address of principal executive offices)        (Zip Code)

              Registrant's telephone number, including area code:
                                (803) 333-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class                    on which registered
       COMMON STOCK, PAR VALUE $.01 PER SHARE     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.         Yes  x   No
                                                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                  ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,333,834,259 at March 17, 1998, based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 17, 1998, was 18,387,185.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the registrant's 1998 Proxy Statement in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                    PART I

ITEM  1.    BUSINESS

                                  THE COMPANY

ORGANIZATION  AND  GENERAL  DEVELOPMENT

     Policy Management Systems Corporation (the "Company"), a leading provider of application software, related automation support and outsourcing services designed to meet the needs of the global insurance and financial services industries, is a South Carolina corporation incorporated in 1980. From 1974 until 1980, the Company operated as a division of Seibels, Bruce & Company.

     Prior to 1985, the Company operated primarily as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States and Canada. Since that time, the Company has expanded geographically into Europe, Asia and Australia, as well as into the life and health insurance markets, the information services market and the financial services market. However, as a result of certain changes in the health insurance market, in 1995 the Company ceased doing business in this market and focused principally on the needs of property and casualty and life insurers and financial services providers. Through internal development and acquisitions, the Company has expanded its software product and services offerings to include client/server computing, strategic alliances, and outsourcing, thereby strengthening the Company's ability to serve the global insurance marketplace.

GEOGRAPHIC  EXPANSION

     The Company determined that developing international customers and marketplaces was essential to becoming a leading provider of insurance automation solutions and systems and related professional services to the global insurance industry. The Company opened its Canadian office in 1977 and, since that time, has expanded operations to include Europe, Asia and Australia. The Company currently has customers in 30 different countries (see Segment Information).

     Beginning in 1993, the Company significantly increased its presence in European markets through certain strategic acquisitions (see Acquisitions). In December 1993, the Company acquired Norwegian-based Vital Data A.S. ("Vital Data"), which provided the Company with an outsourcing and development center for the Company's Nordic life systems. In December 1994, the Company acquired London, England-based Creative Holdings Group, Limited ("Creative"), to strengthen the Company's position in the European, Australian and Asian markets by providing the Company with a customer base of medium-sized general insurance companies, as well as proven products for these markets. Additionally, in October 1995, the Company purchased micado Beteiligungs-und Verwaltungs GmbH ("micado"), a provider of software and services to German insurance and financial services companies, further strengthening the Company's European presence as well as providing the Company with expertise in object-oriented technology.

ACQUISITIONS

     During 1985, the Company initiated an expansion into the property and casualty information services business to provide information to assist insurers in risk selection, pricing and claims adjusting. By 1988, through acquisitions of regional providers of these services, the Company had developed a nationwide network to provide a full range of information services. These services were further expanded from 1990 through 1994, with the acquisition of companies that provide information services primarily related to the life and health insurance industries. During 1997, the Company sold its property and casualty information services business.

     Between 1986 and 1989, the Company, through business acquisitions, took the initial steps towards becoming a major supplier of automated solutions to the life insurance industry. Since then, the Company has continued to expand its product and services offerings and, in August 1993, acquired CYBERTEK Corporation ("CYBERTEK")
of Dallas, Texas. CYBERTEK is a leading provider of information management systems and processing solutions designed to meet the needs of the life insurance and financial services industries.

     In 1993, the Company acquired Vital Data to expand the Company's international growth into the Scandinavian countries of Norway, Finland, Sweden, and Denmark. In 1994, the Company, through its subsidiary PMS Norden, began developing systems for the Nordic market for individual life, group life and pensions.

     To further strengthen its position in Europe and other foreign markets, the Company acquired Creative in December 1994 and micado in October 1995. Creative provides services and products to medium-sized general insurance companies. The acquisition of Creative positioned the Company to capitalize on business opportunities throughout Europe, Asia, and Australia. Headquartered in Germany, micado provides services and software to German insurance and financial services companies. The acquisition of micado, in addition to expanding the Company's customer base, positions the Company to make significant advances in the use of object-oriented technology which has been utilized in S3+TM, the Company's client/server solution for the property and casualty insurance industry (see Client/Server Technology).

     In October 1996, the Company acquired certain assets of Co-Cam Pty Ltd., headquartered in Melbourne, Australia, as a means to further strengthen its presence in the Asian and Australian marketplaces.

CLIENT/SERVER  TECHNOLOGY

     Prior to 1989, the Company offered insurance software systems to the property and casualty insurance industry designed to run on traditional mainframe, midrange and personal computers. In 1987, the Company began research on an integrated relational database client/server solution for the insurance industry known as Series III . Using relational databases and cooperative processing between hardware platforms and allowing access to data from multiple sources through advanced networks, Series III provides a flow of information between insurance agents, branch offices and the home office of insurance companies. Series III, with the release of workers' compensation functionality in 1997, provides a comprehensive solution for all facets of the property and casualty insurance industry worldwide The completion of Release
9.1 of Series III marked the first release of Series III functionality utilizing the Microsoft Windows NT operating system and resulted in Series III being renamed S3+ (All subsequent references to Series III will be S3+). S3+ is currently able to process business for personal lines (primarily auto and homeowners' policies) for the property and casualty insurance industry in a Windows NT environment. The continued development of S3+ will incorporate the Windows NT operating system capability for billing and collections, commercial lines, and workers' compensation insurance. The Company also continues to provide solutions to the property and casualty insurance industry through its Series II products, an earlier generation of solutions, which are traditional mainframe computer products. From its inception, S3+ was designed for year 2000 processing and Series II products have been enhanced with the capability of handling transactions with dates of the year 2000 and beyond.

     The POINT System, the Company's midrange solution for the United States and Latin American property and casualty insurance markets, has been re-engineered to utilize client/server capabilities featuring a graphical user interface client. The re-engineered POINT System, renamed Point+ utilizes object-oriented technology and will be offered on multiple platforms and is designed to process data in the year 2000 and beyond.

     INSURE/90 , an IBM AS/400 based product, acquired during the acquisition of Creative, became part of the Company's general insurance software solution to the European, Asian and Australian markets. Currently under development is I+ , the next generation of applications to ultimately replace the INSURE/90 product, which will increase functionality and offer client/server capabilities and object-oriented technology. INSURE/90 has been updated with the capability of processing transactions for the year 2000 and beyond.

     The Company's acquisition of CYBERTEK in August 1993 provided the Company with the CK/4 Enterprise Solution, an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife , an integration of CYBERTEK functionality with client/server technology. The Company's subsequent releases of CyberLife's scalable platforms include those capable of processing on PC local area networks or on IBM mainframe hardware, and client processes executing in a Windows environment. CyberLife is also capable of processing transactions for the year 2000 and beyond.

STRATEGIC  ALLIANCES

     To expand its software product and services offerings, the Company has formed certain strategic alliances. For example, the Company's initial efforts on S3+ development were enhanced by a Development and Marketing Agreement between the Company and International Business Machines Corporation ("IBM"). The Company has also entered into Value-Added Reseller and Industry Remarketer
agreements  with  IBM  for  the  AS/400  and  S/390    computer  systems.

     The Company also supports an open systems strategy, which allows the host-based components of S3+ to be portable across other technology platforms. As part of the open systems initiative, the Company joined Oracle's Business Alliance Program, Sybase's Open Solutions Partners Program and Microsoft's Solution Developer Program. As Value-Added Resellers for both Oracle and Sybase, the Company positioned itself for developing its solutions to the insurance industry based on customer demand.

INFORMATION  TECHNOLOGY  OUTSOURCING  AND  BUSINESS  PROCESS  OUTSOURCING

     The Company provides outsourcing services to the insurance industry using its data centers, technical personnel, business analysts, and insurance specialists resources. The Company's data centers are located in North America, Europe, and Australia.

     As an extension of traditional Information Technology Outsourcing ("ITO"), the Company offers Business Process Outsourcing ("BPO") to the property and casualty and life insurance industries. BPO is the third party management, operation, and/or ownership of a customer's insurance related internal business processes. It transcends systems outsourcing and management by offering much more than data center operations, network management, and application support. By combining advanced technologies with re-engineered workflows, the Company is able to bring an increased level of efficiency to its customers' business processes. Entrusting these processes to the Company allows customers to take advantage of these efficiencies and focus resources on core competencies.

BUSINESS  STRATEGY

     The Company's business strategy is to offer value to customers by structuring long-term relationships and agreements that provide its customers with continuously updated solutions, while providing a high degree of recurring revenues to the Company. During the early stages of the Company's development, a major portion of its revenues was derived from systems licensing activities. The Company has continued to expand as a provider of a full range of business solutions to the global insurance and financial services industries and now the majority of the Company's revenues are derived from outsourcing, professional services and information services activities.

                              SEGMENT INFORMATION

     The Company has classified its operations into five operating segments and revised its segment information accordingly. The operating segments are the five revenue-producing components of the Company for which separate financial information is produced for internal decision making and planning
purposes.    The  segments  are  as  follows:

1. Property and casualty enterprise software and services (generally referred to as the "domestic property and casualty business"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Life and financial solutions enterprise software and services (generally referred to as the "domestic life and financial solutions business"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and financial services markets. In 1995, this segment included the Company's health services unit which was sold in June 1995.

3. International. This segment provides software products, product support, professional services, outsourcing and information services to the property and casualty and life insurance markets primarily in Canada, Europe, Asia and Australia.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. This segment was sold in August 1997.

5.  Life  information  services.   This segment provides information services,
principally  physician  reports  and  medical  histories, to US life insurers.


     In accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has adjusted all prior period financial information to reflect these revised classifications.

     The majority of the Company's revenues are generated from products and services provided in the United States, although the Company does have customers in a total of 30 foreign countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services by geographic region.

                      Percent of Revenue
                    Year Ended December 31,
                      1997   1996   1995
                     -----  -----  -----

United States. . . .  74.4%  76.0%  78.1%
Canada . . . . . . .  1.9%   2.9%   3.0%
Europe . . . . . . . 17.0%  15.3%  13.3%
Asia and Australia .  6.7%   5.8%   5.6%

     Additional information regarding operating segments is contained in Note 12 of Notes to Consolidated Financial Statements.

                               SOFTWARE PRODUCTS

     The Company offers over 100 business solutions, which include more than 70 application software systems, designed to meet the needs of the property and casualty and life insurance and financial services markets.

     The Company's primary software systems currently run on midrange and mainframe hardware with both personal computers and terminals as user interfaces. The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain open platforms, allowing customers the capability of adding cost-effective
increments  of  processing  power.    Significant  efforts  are  underway  to
incorporate object-oriented and Internet-enabled technology (see Product Development).

     The Company's software products automate most insurance processing functions, including various underwriting, claims, accounting, financial reporting, regulatory reporting and cash management functions. The systems have been designed to permit ease of use, providing flexibility in adapting to a customer's specific requirements. The systems are designed to be modular in structure and to facilitate the application of updates and enhancements, as well as the interfacing and integration with different systems. Most of the Company's applications will operate on either a stand-alone basis or in conjunction with other applications in the same product group.

Client/server technologies serve as a platform for the Company's current system offerings for the property and casualty and life insurance markets. A primary advantage of the Company's software products is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for providers of insurance, creating a
cooperative  processing  environment.    In  this  cooperative  processing
environment, insurance professionals, using personal computer workstations, are capable of processing multiple tasks concurrently with minimal clerical support and data entry. The Company's software products utilize technologies such as relational databases, graphical user interfaces, object-oriented programming and imaging. The Company's objective is to provide software systems which allow system upgrades, additions and interfaces to be implemented quickly, with minimal disruption to ongoing operations.

     The Company obtains licenses from third parties for a wide range of software products and services which are used in varying degrees to develop and enhance the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces. Although such products licensed from third parties are important to the products and services offered by the Company, there is no single product licensed from a third party that, if discontinued, would significantly impact the Company's development of its products or performance of its services.

PRODUCT  SUPPORT  AND  SERVICES

PRODUCT  SUPPORT

     Most customers initially licensing the Company's software systems pay a monthly license fee which entitles the customer to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current base versions of licensed systems. The enhancement provisions of MESA provide any additions or modifications to the licensed systems, if and when they become generally available as a result of the Company's continuing research and development efforts. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

PROFESSIONAL  SERVICES

     The Company provides professional consulting and other services on a time and material basis and in some circumstances under fixed-price arrangements, including needs analysis, consulting, implementation, project management and programming. In addition, the Company provides a full range of training programs to allow customers to gain an understanding of the utilization and functionality of its products and technology.

ITO  AND  BPO  SERVICES

     The Company offers outsourcing services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business such as the Florida Joint Underwriters' Association, Massachusetts automobile and other automobile assigned risk plans, to providing complete processing capabilities for all or most of a customer's business by making available software systems licensed from the Company on a remote basis, to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support. ITO services are typically provided under contracts having terms from three to ten years.

     The Company also offers related BPO services within the property and casualty and life insurance industries.

INFORMATION  SERVICES

     The Company offers information services designed to facilitate efficient review of underwriting risks which may be ordered and received on an automated basis through the Company's nationwide telecommunications network. These information services, which assist insurance professionals in making more informed decisions about risk selection, pricing and claims settlement, currently include physician reports and medical histories provided through the Company's database services.

                              PRODUCT DEVELOPMENT

     Historically, the computer software and services industry has experienced rapid technological changes in hardware and software. Additionally, the insurance industry is constantly subject to regulatory changes and new requirements. This combination of changes requires the Company to develop new products and enhance its existing products to constantly meet the automation needs of the global insurance and financial services industries.

     Examples of the Company's continuing product development efforts are the Company's S3+ solution for property and casualty and the CyberLife solution for the life and financial services industries (see Software Products above).

     Although development efforts for the full release of S3+ for the property and casualty insurance industry will continue, the majority of the components of S3+ have been delivered since research began in 1987. With the completion of Release 8.0a in 1997, S3+ offers a comprehensive solution to the property and casualty industry worldwide in an IBM OS/2 operating system environment. The Company has adopted object-oriented technology for current and future application development. As such, it is the Company's goal that every new development project uses the same technology and same architecture to create new insurance objects. S3+ incorporates object-oriented technology and also supports the Microsoft Windows NT operating system. Development continues to convert the functionality of the OS/2 product to compatibility with the Windows NT operating system. This effort is focused on providing billing and collections, commercial lines and workers compensation in a Windows NT environment.

     The development of CyberLife has represented a significant investment for the Company. Beginning with the existing functionality of the CK/4 Enterprise Solution, this development has involved creating a new architecture and expanding those capabilities employing object-oriented development techniques and other leading-edge technologies to create a client/server enterprise-wide system for the life insurance and financial services industries. CyberLife's underlying technologies include expert systems, relational databases, real-time processing, and multi-platform implementations. The system is designed to be scalable from IBM mainframes to LAN server platforms. The client desktop functions with the Windows operating systems.

     As part of this development effort and consistent with the Company's desire to reuse its software assets, a number of the Company's other products, including the Client Information System, DecisionWise system and the ViLink Electronic Commerce Platform , are being integrated with CyberLife. This will eliminate the need to develop similar functionality for CyberLife.

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

     The Company has completed the re-engineering of its POINT system, a midrange solution designed for use by mid-sized property and casualty insurance companies, to make it portable across different hardware platforms. The Point+ system, with this open systems direction, will offer insurance companies increased flexibility in adding functionality and processing power.

     In an effort to maintain and strengthen its competitive position, the Company invests substantial amounts in internal product development. Expenditures for internal product development, which were capitalized, were $62.5, $56.8 and $46.8 million in 1997, 1996 and 1995, representing 10.7%,
11.6% and 11.2% of total revenues, respectively. In addition to its continuing development efforts, the Company, in the past several years, has expended significant amounts on business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace.

     The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

                            MARKETING AND CUSTOMERS

     The Company primarily markets its products and services to several thousand property and casualty and life insurance companies, independent insurance agents and adjusters and financial institutions. In addition, the Company offers its software products and automation and administration support services in 30 foreign countries. At December 31, 1997, the Company was providing its products and services to more than 7,600 insurance companies, agents and adjusters. No single customer accounted for more than 10% of revenues during the year ended December 31, 1997.

     The Company markets its products and services through a staff of approximately 170 employees, including sales and marketing support personnel, most of whom are specialists in the insurance industry and information technology. The Company's marketing force works extensively with each prospective customer to assist in analyzing its specific requirements. Consequently, the marketing process may extend over several months for a prospective customer seeking a major automation based solution.

     In addition to its own software products, the Company markets certain third party software products to its customers. Typically, these products primarily are designed to perform noninsurance functions or to improve the control and productivity of computer resources.

                        LICENSES AND PRODUCT PROTECTION

     The Company's revenues are generated principally by licensing to customers standardized insurance software systems and providing outsourcing, professional services and information services to the global insurance and financial services industries.

     Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge grants a right to use the software system available at the time the license is signed. The monthly license charge, which covers the right to use during the term of the agreement, also provides access to MESA (see description above under Product Support and Services). Customers wishing to acquire perpetual rights to use the Company's software enter into additional agreements to acquire such rights.

     The Company relies upon contract, copyright and other bodies of law to protect its products as trade secrets and confidential proprietary information. The Company's agreements with its customers and prospective customers prohibit disclosure of the Company's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of the Company's products to only the customers' operations. The Company also informs its employees of the proprietary nature of its products and obtains from them an agreement not to disclose trade secrets and proprietary information. Notwithstanding those restrictions, it may be possible for competitors of the Company to obtain unauthorized access to the Company's trade secrets and proprietary information.

     The Company owns numerous trademarks and service marks which are used in connection with its business in all segments. These trademarks are important to its business. Depending upon the jurisdiction, the Company's trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of these trademarks can generally be renewed indefinitely as long as the trademarks are in use.

                                  COMPETITION

     The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of application software, related automation support and outsourcing services designed to meet the needs of the global insurance and financial services industries. Very large insurers, which internally develop systems similar to those of the Company, may or may not become major customers of the

Company for software. There are also a number of independent companies which offer software systems that perform certain, but not all, of the functions performed by the Company's systems.

     There are a number of larger companies, including computer services, software and outsourcing companies, consulting firms, computer manufacturers, and insurance companies, that have greater financial resources than the Company and possess the technological ability to develop software products similar to those offered by the Company. There are also several companies that provide information services similar to those provided by the Company to the insurance industry. These companies present a significant competitive challenge to the Company's information services business. The Company competes on the basis of its service, system functionality, performance, technological advances and price.

                                  SEASONALITY

     For discussion of seasonality, see Seasonality and Inflation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                   EMPLOYEES

     At December 31, 1997, the Company had 5,794 full-time employees and 6,017 total employees located in offices worldwide.


ITEM  2.    PROPERTIES

     The Company owns its 700,000 square foot headquarters complex located on 145 acres in Blythewood, South Carolina. The Company leases space at 23 various locations for its regional and branch offices throughout the United States. Internationally, the Company leases space at 23 locations throughout Canada, Central and South America, Europe, Africa, Asia, Australia and New Zealand.

     The Company, through its data centers located in Blythewood, South Carolina, Oslo, Norway and North Ryde, Australia, utilizes 21 mid-range and mainframe computers. All computers are owned or held under short-term leases. In total, these computers have over 16,000 megabytes of memory and are capable of processing almost 1,400 million instructions per second. The Company is currently utilizing 75% to 85% of this capacity.

ITEM  3.  LEGAL  PROCEEDINGS

     In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February 1997, following a jury trial, the Court and jury entered judgment in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition, the jury found that SLD was using the Company's trade secrets without permission. As a result of post trial motions, the judgment was amended to delete the award of pre-judgment interest and SLD was ordered to return the Company's systems. Both the Company and SLD have appealed to the United States Court of Appeals. Changes in the status of this proceeding could result in a change in the Company's estimate of anticipated liability for the costs associated with these matters.

     The Company is also presently involved in litigation which commenced in January of 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $160 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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

     In connection with the dismissal of the prior lawsuit, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the matter, and St. Paul agreed to reimburse the Company for the Company's legal fees. The action continues as to the parties' claims related to insurance coverage for the SLD matter.

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

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                         EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age  Position
----                 ---  --------
G. Larry Wilson . . . 51  Chairman of the Board, President and Chief Executive Officer
David T. Bailey . . . 51  Executive Vice President
Paul R. Butare. . . . 46  Executive Vice President
Donald A. Coggiola. . 58  Executive Vice President
Stephen G. Morrison . 48  Executive Vice President, Secretary, General Counsel and
                          Chief Administrative Officer
Timothy V. Williams . 48  Executive Vice President and Chief Financial Officer

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

Paul  R.  Butare  -  Executive  Vice  President  of  the  Company since October 1995.
Responsible  for  the Life Insurance Group.  In previous capacities with the Company,
Mr.  Butare  has  had  management responsibilities for Life sales and marketing, Life product  development,  Property  and  Casualty  marketing  support  and  Property and
Casualty  systems  and  product  development.  Employed  by  the  Company since 1981.

Donald A. Coggiola - Executive Vice President of the Company since 1986.  Responsible for  the  Sales  and  Marketing  Group.  Employed by the Company since 1979.  Retired effective  January  1,  1998.

Stephen  G. Morrison - Executive Vice President, Secretary and General Counsel of the
Company  since January 1994 and Chief Administrative Officer since 1997.  Responsible for the administration of the legal affairs of the Company, the Legal Services Group,
Human  Resources  division and Corporate Marketing division.  Employed by the Company since January 1994.  Prior to joining the Company, Mr. Morrison was engaged full time in the practice of law as Senior Partner with Nelson, Mullins, Riley & Scarborough in
Columbia,  South  Carolina.    In that capacity, Mr. Morrison served as the Company's
chief  outside  litigation  counsel.  Mr. Morrison will continue his affiliation with
Nelson,  Mullins,  Riley  &  Scarborough and continues to perform certain services in that  capacity  on  a  declining  basis.

Timothy  V.  Williams  -  Executive Vice President and Chief Financial Officer of the
Company  since February 1994.  Responsible for the Financial and Operational Services
Group.    Employed by the Company since February 1994.  Prior to joining the Company,
Mr. Williams served in senior management capacities with Holiday Inn Worldwide, based in  Atlanta, Georgia, most recently as Executive Vice President of Corporate Services and  Chief  Financial  Officer.

                                    PART II

ITEM  5.    MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange, symbol PMS. The Company has never paid or declared a cash dividend on its common stock. The following table sets forth, for the calendar periods indicated, the high and low market prices for the Company's common stock.


                         1997
                    High         Low
                  -------      ------
First Quarter...  $ 46 5/8    $ 42
Second Quarter..    54          41 1/2
Third Quarter...    64 15/16    48
Fourth Quarter..    69 7/8      58 1/8

                           1996
                      High      Low
                    -------    ------
First Quarter...   $53 3/4    $ 43 5/8
Second Quarter..    55 1/2      43 7/8
Third Quarter...    50 1/2      33 1/8
Fourth Quarter..    47 3/8      34 1/8


Title of Class
Common Stock, $.01 par value

The number of record holders of the Company's common stock was 1,263 as of March 17, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


RESULTS OF OPERATIONS                        1997       1996        1995       1994      1993
-----------------------------------------------------------------------------------------------
                                                   (In Thousands, Except Per Share Data)
Revenues. . . . . . . . . . . . . . . . .  $582,782   $488,230   $425,613   $357,587   $316,805
Operating income (loss) . . . . . . . . .    82,151     73,157     19,554      6,682    (75,747)
Other income and (expenses), net. . . . .    (3,583)    (2,677)      (543)     1,256     10,656
Income from continuing operations
  before income taxes (benefit) . . . . .    79,757     70,480     19,011      7,938    (65,091)
Discontinued operations, net. . . . . . .       333        979     (6,814)   (16,286)      (796)
Net income (loss) . . . . . . . . . . . .  $ 50,257   $ 45,997   $  3,139   $ (9,658)  $(56,134)
Basic earnings (loss) per share . . . . .  $   2.76   $   2.47   $   0.16   $  (0.46)  $  (2.46)
Diluted earnings (loss) per share . . . .  $   2.67   $   2.44   $   0.16   $  (0.46)  $  (2.44)
                                           =========  =========  =========  =========  =========

FINANCIAL CONDITION
Cash and equivalents, marketable
  securities and investments. . . . . . .  $ 46,525   $ 30,838   $ 44,614   $ 34,304   $156,772
Current assets. . . . . . . . . . . . . .   185,809    160,342    165,593    167,725    287,737
Current liabilities . . . . . . . . . . .    86,213    112,636     94,461     76,856     80,981
Working capital . . . . . . . . . . . . .    99,596     47,706     71,132     90,869    206,756
Total assets. . . . . . . . . . . . . . .   618,406    581,386    532,736    524,031    659,803
Long-term debt (excludes current portion)    37,714     34,268     14,873      4,162      5,655
Total liabilities . . . . . . . . . . . .   207,910    218,134    150,064    147,109    182,831
Stockholders' equity. . . . . . . . . . .   410,496    363,252    382,672    376,922    476,972

     The  above  should be read in conjunction with the Consolidated Financial Statements, Notes thereto  and  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
Operations appearing in this Annual Report.  Prior year data has been reclassified to conform to current  year  presentation.

     The  results  of  operations  in  1996,  1995,  1994 and 1993 reflect special charges.  The results  of  operations  in 1996 reflect a net special credit of $3.4 million.  This credit is a result  of  a  pre-tax  gain  of  $9.4  million  related  to the recovery of previously incurred litigation  costs and a pre-tax charge of $6.0 million related to other litigation.  The results of  operations  in  1995 reflect special charges of $56.4 million (after taxes $39.9 million, or
$2.06  per  share).    These charges are principally related to the restructure of the Company's data  processing  facilities  and  information  services  business,  litigation  costs, acquisition-related  charges,  impairment  of  certain intangible assets and software associated with  acquired  businesses  and  the gain on the sale of the Company's health services business.
The  results  of  operations in 1994 reflect special charges of $67.5 million (after taxes $41.5
million  or  $1.99  per  share).    These  charges  are principally related to the impairment of intangible  assets  associated  with  acquired  businesses  and  discontinued  acquired software products and changes in estimates associated with previously established restructuring reserves.
The  results  of  operations in 1993 reflect special charges of $98.8 million (after taxes $76.2 million or $3.29 per share).  These charges are principally related to the impairment of certain intangible assets associated with employee severance and outplacement and the future abandonment of  certain  leased  office  facilities  as  well  as  certain  other  one-time  charges.

     See  also Quarterly Consolidated Results of Operations and Note 11 of Notes to Consolidated
Financial  Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:


                                                                                   Percent
                                                                              Increase (Decrease)
                                                     Percentage of Revenues     1997      1996
                                                    Year Ended December 31,      vs        vs
                                                      1997    1996   1995       1996      1995
----------------------------------------------------------------------------------------------

REVENUES:
  Licensing . . . . . . . . . . . . . . . . . . . .   22.8%   22.3%   24.0%    21.9%      6.7%
  Services. . . . . . . . . . . . . . . . . . . . .   77.2    77.7    76.0     18.6      17.2
                                                     ------  ------  ------
                                                     100.0   100.0   100.0     19.4      14.7

OPERATING EXPENSES:
Cost of revenues
   Employee compensation and benefits . . . . . . .   39.9    37.0    33.0     28.6      28.9
   Computer and communications expenses . . . . . .    6.0     6.5     6.5      9.2      16.1
   Information services and data acquisition costs.    5.4     5.9     6.8      9.6      (0.5)
   Depreciation and amortization of property,
       equipment and capitalized software costs . .   10.0     9.9    11.6     20.1      (1.4)
   Other costs and expenses . . . . . . . . . . . .    6.8     8.8     7.7     (7.5)     30.8
Selling, general and administrative expenses. . . .   16.0    15.5    15.4     23.5      15.2
Amortization of goodwill and other intangibles. . .    1.8     2.1     2.2      2.1      12.0
Litigation settlement and expenses, net . . . . . .      -    (0.7)    4.3   (100.0)   (118.5)
Gain on sale of Health business and related assets.      -       -    (1.9)       -    (100.0)
Business acquisition charges. . . . . . . . . . . .      -       -     0.6        -    (100.0)
Purchased research and development. . . . . . . . .      -       -     3.4        -    (100.0)
Loss on disposition of computer equipment . . . . .      -       -     4.3        -    (100.0)
Impairment and restructuring credits (charges), net      -       -     1.6        -    (103.6)
                                                     ------  ------  ------
                                                      85.9    85.0    95.5     20.6       2.2

OPERATING INCOME. . . . . . . . . . . . . . . . . .   14.1    15.0     4.5     12.3     274.1

Equity in earnings of unconsolidated affiliates . .    0.2       -       -        -         -

OTHER INCOME AND EXPENSES, NET. . . . . . . . . . .   (0.6)   (0.6)   (0.1)    33.8     393.0
                                                     ------  ------  ------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . . . .   13.7    14.4     4.4     13.2     270.7

Income taxes. . . . . . . . . . . . . . . . . . . .    5.1     5.2     2.1     17.2     181.1
                                                     ------  ------  ------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . .    8.6     9.2     2.3     10.9     352.3

Discontinued operations, net. . . . . . . . . . . .      -     0.2    (1.6)   (66.0)   (114.4)
                                                     ------  ------  ------

NET INCOME. . . . . . . . . . . . . . . . . . . . .    8.6%    9.4%    0.7%     9.3%  1,365.3%
                                                     ======  ======  ======

The Company's revenues are generated principally by licensing to customers standardized insurance software systems and providing automation and administrative support and information services to the global insurance and financial services industries. Licensing revenues are provided for under the terms of nonexclusive and nontransferable license agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. Services revenues are derived from professional support services, which include implementation and integration assistance, consulting and education services, information and outsourcing services.

REVENUES



  Licensing              1997   Change  1996   Change   1995
--------------------------------------------------------------
                               (Dollars in Millions)

Initial charges. . . .  $ 69.9   34.7%  $ 51.9   6.0%  $ 48.8
Monthly charges. . . .    62.9   10.3     57.0   7.1     53.3
                        -------         -------        -------
                        $132.8   21.9%  $108.9   6.7%  $102.1
                        =======         =======        =======

Percentage of revenues    22.8%           22.3%          24.0%
----------------------  -------         -------        -------


     Initial license revenues for 1997 increased $18.0 million compared to 1996 with the following increases by business segment: domestic property and casualty up 18.0% ($3.7 million); domestic life insurance and financial solutions up 34.2% ($5.0 million); and international up 55.1% ($9.3 million).

     Initial license revenues for 1996 increased $3.1 million compared to 1995 due principally to an increase in domestic life and financial solutions initial licensing activity of $5.9 million (includes a decrease in divested health services of $0.4 million). This increase was offset by a decrease of $2.7 million in domestic property and casualty initial licensing. However, initial license charges for 1995 included a $4.0 million non-recurring source code license agreement with a cross-industry vendor and $4.8 million related to joint marketing and distribution arrangements with NCR Corporation. These revenues were replaced, in part, by a large license of the Company's Series II and S3+ products executed during the fourth quarter of 1996 for $6.2 million.
(All  references  to  Series  III    have  been  changed  to  S3+)

     Initial license charges include right-to-use licenses of $8.2, $4.6, and $5.6 million for 1997, 1996 and 1995, respectively. The right-to-use licenses represent acquisitions by certain customers of perpetual rights in conjunction with renewals of MESA by these customers, or in conjunction with the initial license of a product. Initial license charges also include termination charges (related to the buyout of monthly license charges) of $0.4, $1.7 and $3.5 million for 1997, 1996 and 1995, respectively.

     Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of domestic and international initial license revenues for 1997, 1996 and 1995:



  Initial licensing                      1997    1996    1995
---------------------------------------------------------------
                                         (Dollars in Millions)

Property and casualty (domestic). . . .  $23.8   $20.1   $22.8
Life and financial solutions (domestic)   19.9    14.9     9.0
International . . . . . . . . . . . . .   26.2    16.9    17.0
                                         ------  ------  ------
                                         $69.9   $51.9   $48.8
                                         ======  ======  ======

Percentage of total revenues. . . . . .   12.0%   10.6%   11.5%
---------------------------------------  ------  ------  ------

     Monthly license charges for 1997 increased $5.9 million compared to 1996 with the following increases by business segment: domestic life insurance and financial solutions up 42.4% ($3.8 million); and international up

18.3%  ($2.1  million).    These  increases are related to increased licensing
activity.    Domestic  property  and casualty monthly license charges remained relatively  unchanged.

     Monthly license charges for 1996 increased $3.7 million compared to 1995. This increase is principally related to an increase of $3.0 million in licensing activity in the international segment due to the acquisitions of Co-Cam in August 1996 and micado in October 1995. Domestic life and financial solutions monthly license charges increased $1.2 million (includes a decrease in divested health services of $0.5 million).

     Licensing revenues in the United States are being impacted by various market factors. Many insurance companies are spending significant amounts of money to solve their year 2000 problems. To date, the Company does not believe it has experienced a significant impact, positively or negatively, from year 2000 issues (see Year 2000 Readiness for further discussion of the year 2000 issue).


   Services                   1997   Change    1996   Change    1995
---------------------------------------------------------------------
                                       (Dollars in Millions)

Professional and outsourcing  $380.6   23.1%  $309.2   18.9%  $260.0
Information. . . . . . . . .    64.6   (0.5)    64.9    8.0     60.1
Other. . . . . . . . . . . .     4.8   (5.9)     5.2   54.9      3.4
                              -------         -------         -------
                              $450.0   18.6%  $379.3   17.2%  $323.5
                              =======         =======         =======

Percentage of total revenues    77.2%           77.7%           76.0%
----------------------------  -------         -------         -------



     Professional and outsourcing services revenues for 1997 increased $71.4 million compared to 1996, with the following increases by business segment: domestic property and casualty up 19.6% ($30.6 million); domestic life insurance and financial solutions up 61.4% ($26.6 million); and international up 12.9% ($14.2 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers. The increases were partially offset by the elimination of approximately $11.4 million in revenue that generated no profit related to the Florida Business Process Outsourcing ("BPO") unit.

     Professional and outsourcing services revenues for 1996 increased $49.2 million compared to 1995. This increase was principally related to services from both new and existing contracts amounting to $24.1 million for domestic property and casualty, $5.9 million for domestic life and financial solutions (includes a decrease in divested health services of $7.1 million) and $19.2 million for international. The increase in the international results was principally due to the acquisition of Co-Cam in August 1996, and micado in October 1995, and new services contracts in Europe.

     The Company believes that the operational and financial characteristics of its information services businesses differs substantially from its other business. During 1997, the Company disposed of its remaining property and casualty information services business (see Discontinued Operations). The Company is continuing to evaluate its life information services business.

OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits for 1997 increased 28.6% compared to 1996 principally as a result of the increased salaries and related costs associated with the growth in staffing in all business units. For this period, compensation and benefits increased 31.2% ($14.9 million) internationally, while domestic increased 27.6% ($36.8 million).

     Employee compensation and benefits for 1996 increased 28.9% compared to 1995, and principally resulted from increased salaries and related costs associated with the acquisition of Co-Cam in August 1996, micado in October 1995 and increased costs associated with the growth in staffing for additional professional and outsourcing services to new and existing customers. For this period, compensation and benefits increased 68.5% ($19.2 million) internationally, while domestic increased 19.0% ($21.3 million).

     Computer and communications expenses for 1997 increased 9.2% compared to 1996, principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

     Computer and communications expenses for 1996 increased 16.1% compared to 1995, principally due to the effect of licensing expense related to the Company's long-term license and maintenance agreement (entered into in March
1995) to acquire rights to certain operating systems management software products for use in the Company's worldwide data center operations, and the effect of lease expense associated with leases entered into as part of the Company's restructuring of its data processing facilities.

     Information services and data acquisition costs for 1997 increased 9.6% compared to 1996, principally due to an increase in the volume of expenses for attending physician statements related to the provision of life insurance information services.

Information services and data acquisition costs for 1996 remained relatively unchanged compared to 1995.

     Depreciation and amortization of property, equipment and capitalized software costs for 1997 increased 20.1% compared to 1996. This increase is due principally to higher amortization expense resulting from the release of the latest version of CyberLife client/server life insurance software in October 1997. In addition, depreciation expense increased due to the
Company's  increased  investment  in  network  and  PC  hardware.

     Although depreciation and amortization of property, equipment and capitalized software costs for 1996 decreased slightly compared to 1995, amortization of internally developed software costs increased $3.7 million (18.8%), principally due to amortization associated with the release of the latest version of CyberLife client/server life insurance software in November 1996 and the release of the Company's property and casualty insurance S3+
client/server  software  systems  in  October  1996.    Depreciation  expense
decreased by $4.7 million as a result of the 1995 restructuring of the Company's US data center and subsequent lease of computer equipment.

     Other operating costs and expenses for 1997 decreased 7.5% compared to 1996. This decrease is primarily due to the elimination of costs (and previously referenced revenues) for the BPO unit in Florida and an increase in amounts capitalized principally related to the continued enhancement and development of the Company's S3+ property and casualty insurance software, CyberLife life insurance software and I+ international property and casualty software. The decrease was partially offset by increased fees for the use of consultants and independent contractors to satisfy staffing needs for certain development and services activities, as well as increased rent and other facility costs.

     Other costs and expenses for 1996 increased 30.8% compared to 1995. Fees related to the use of consultants and independent contractors increased, principally the result of training costs in new technologies and the satisfaction of staffing needs for certain development and services activities. These increases were offset by an increase in amounts capitalized principally related to the increased use of outside resources in the continued enhancement and development of the Company's S3+ property and casualty insurance software and CyberLife life insurance software as well as other ongoing development projects, and decreased costs associated with the reduction of certain assigned risk pools serviced by the Company's BPO business.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses for 1997 increased 23.5% compared to 1996, principally from the Company's investment in its international sales force and administrative infrastructure.

     Selling, general and administrative expenses for 1996 increased 15.2% compared to 1995, almost entirely due to the Company's investment in its international sales force and administrative infrastructure.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

Amortization of goodwill and other intangibles for 1997 remained relatively unchanged compared to 1996.

     Amortization of goodwill and other intangibles for 1996 increased 12.0% compared to 1995, principally due to the result of amortization of intangible assets related to the October 1995 acquisition of micado.

LITIGATION  SETTLEMENT  AND  EXPENSES,  NET

     In May 1996, the Company resolved its litigation with the California State Automobile Association Inter-Insurance Bureau and the California State Automobile Association ("CSAA"), concluding with an agreement for the mutual dismissal of all related claims and counterclaims as well as the Company's recovery of certain defense costs incurred relative to the CSAA matter, with interest. As a result, the Company recorded a $9.4 million pre-tax gain for this recovery during the second quarter of 1996. Additionally, in February 1997, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with the verdict in the Security Life of Denver Insurance Company ("SLD") matter and as of December 31, 1996 recorded an additional $6.0 million for the costs in this matter (see
Note  7  of  Notes  to  Consolidated  Financial  Statements).

     The Company, as of December 31, 1995, provided for $20.1 million in estimated litigation costs arising from proceedings to which the Company was a party. The costs provided included, but were not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's claims and defenses for those matters.

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

GAIN  ON  SALE  OF  HEALTH  BUSINESS  AND  RELATED  ASSETS

     During the first half of 1993, the Company experienced a significant decrease in revenues from its health services business unit. The Company evaluated various options and during the second quarter of 1995 committed to sell the health services business and cease to market any health insurance related software systems. In June 1995, the Company completed the sale of its health services unit for a total consideration of $9.3 million in cash. After selling expenses and other accrued costs, the Company recorded a pre-tax gain of $8.1 million (see Note 10 of Notes to Consolidated Financial Statements).

BUSINESS  ACQUISITION  CHARGES

     During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe expected to close during the fourth quarter of 1995, that was not consummated ($1.2 million), and the settlement of certain contracts acquired through previous acquisitions ($1.4 million).

PURCHASED  RESEARCH  AND  DEVELOPMENT

     In connection with the October 1995 acquisition of micado, the Company expensed $14.5 million relating to purchased research and development. This amount was determined based on the estimated replacement cost related to the acquired technology for which technological feasibility has not been established and no alternative future use existed.

LOSS  ON  DISPOSITION  OF  COMPUTER  EQUIPMENT

     As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data center equipment by beginning migration from BIPOLAR technology to newer CMOS technology. The Company entered into renewable lease agreements to acquire this technology, which will also allow the Company to take advantage of technological advances in this area without the large capital burden and lack of flexibility resulting from the purchase of such technology. As a result of the migration, the Company disposed of its existing data processing equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These charges, aggregating $18.4 million, are recorded under Loss on disposition of computer equipment for the year ended December 31, 1995.

IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     During the fourth quarter of 1995, the Company recorded charges aggregating $6.7 million to write-off or write-down, as appropriate, the carrying values of certain identifiable intangible assets and goodwill related to prior business acquisitions ($5.2 million) and computer software ($1.5 million).

OPERATING INCOME

     1997 operating income increased 12.3% ($9.0 million) compared to 1996. Domestic property and casualty operating income increased 9.6%, domestic life and financial solutions operating income increased 44.6% and international operating income increased 31.8%. The increase in operating income is primarily related to increases in licensing and professional services revenues.

     Operating income, after the effects of the litigation settlement, litigation recovery and credit to impairment and restructuring expense, was $73.2 million for the year ended December 31, 1996. In May 1996, the Company recorded a $9.4 million pre-tax gain for the recovery of legal expenses following the resolution of the CSAA matter. At year end 1996, the Company also recorded a $6.0 million pre-tax charge following the judgment in the SLD matter.

     Operating income, after the effects of the gain from the sale of the health services business and special charges, was $19.6 million for the year ended December 31, 1995. These results include a gain from the sale of the Company's health services unit of approximately $8.1 million. Special charges aggregating $60.8 million recorded during the year ended December 31, 1995 relate to impairment and restructuring charges, net ($6.8 million), litigation settlement and other legal expenses ($18.5 million), charges incurred in connection with the restructure of the Company's data center facilities ($18.4 million), and certain charges related to business acquisitions ($17.1 million).

     Excluding special charges and credits, operating income for 1997 was $82.2 million compared to $69.5 million for 1996 and $72.1 million for 1995. Operating income, as a percentage of total revenues, excluding the effects of the special charges described above, was 14.1% for 1997, 14.2% for 1996 and 16.9% for 1995.

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

Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of annual initial license revenues and total revenues for each of the years presented:

                                       First  Second  Third   Fourth
                                     Quarter Quarter Quarter Quarter  Total
                                     ------- ------- ------- ------- -------
                                              (Dollars in Millions)
1997 initial license revenues. . . .  $11.3   $16.6   $16.9   $25.1   $ 69.9
% of annual initial license revenues   16.2%   23.8%   24.2%   35.8%   100.0%
% of total revenues. . . . . . . . .    8.6%   11.8%   11.5%   15.3%    12.0%

1996 initial license revenues. . . .  $10.4   $12.0   $10.1   $19.4   $ 51.9
% of annual initial license revenues   20.1%   23.2%   19.4%   37.3%   100.0%
% of total revenues. . . . . . . . .    9.5%   10.6%    8.2%   13.7%    10.6%

1995 initial license revenues. . . .  $11.9   $ 9.5   $11.3   $16.1   $ 48.8
% of annual initial license revenues   24.5%   19.4%   23.1%   33.0%   100.0%
% of total revenues. . . . . . . . .   11.8%    9.1%   10.8%   14.0%    11.5%

OTHER  INCOME  AND  EXPENSES

     Due to reduced levels of investable funds during 1997, interest income decreased $0.8 million compared to 1996. Interest expense was relatively unchanged.

     During 1996, the Company made large cash expenditures related to the October 1995 acquisition of micado ($6.4 million), the repurchase of 759,512 of the 1,519,024 shares of common stock held by GAP Coinvestment Partners and General Atlantic Investors 14 L.P. ($38.0 million) in March 1996 and the repurchase of 645,500 shares of the Company's outstanding common stock on the open market ($35.6 million) under its share repurchase authorization in March 1996. Consequently, the Company maintained a higher level of debt and a lower level of investable funds during 1996, resulting in an increase in interest expense of $1.7 million and a decrease in investment income of $0.4 million.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.4%, 36.2% and 61.1% for the years ended December 31, 1997, 1996 and 1995, respectively The effective income tax rate for 1995 increased as a result of the Company's expensing, for book purposes, purchased research and development associated with its October 1995 acquisition of micado (see Note 2 of Notes to Consolidated Financial Statements), nondeductible write-offs of goodwill impairment (see Note 11 of Notes to Consolidated Financial Statements) and the nondeductible amortization of goodwill. These effects were offset, in part, by the higher tax basis than book basis of the assets divested related to the sale of the Company's health services unit (see Note 10 of Notes to Consolidated Financial Statements) and differences between the US tax rate and tax rates imposed on the income of foreign subsidiaries.

DISCONTINUED  OPERATIONS

     Income from operations of the discontinued property and casualty information services segment (before taxes) for 1997 decreased 66.0% compared to 1996, due primarily to the segment operating for only a portion of 1997.

     In August 1997, the Company completed the sale of substantially all of the assets of its property and casualty information services business for cash proceeds of $2.9 million. The Company retained the working capital of this
business  (approximately  $14.3  million).    This  transaction  produced  a
non-recurring gain of $1.7 million. Also, during the third quarter of 1997, the Company abandoned a related business. As a result, the Company recorded a non-recurring charge of $1.8 million, principally related to capitalized software.

Income from operations of the discontinued property and casualty information services segment (before taxes) for 1996 increased 114.4% compared to 1995, due in part to restructuring costs of $3.9 million recorded in 1995 and an operating loss attributable to the risk services portion of the segment of approximately $4.2 million for 1995.

NEW  ACCOUNTING  STANDARDS

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 is not expected to have a material effect on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates, and is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company adopted FAS 131 at December 31, 1997 and has included the appropriate disclosures in Note 12 of Notes to Consolidated Financial Statements.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements.

     In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.


                        LIQUIDITY AND CAPITAL RESOURCES

                                                              December 31,
                                                            1997       1996
                                                           ------------------
                                                              (In Millions)
Cash and equivalents, marketable securities and investments  $ 46.5   $ 30.8
Current assets                                                185.8    160.3
Current liabilities                                            86.2    112.6
Working capital                                                99.6     47.7
Current portion of long-term debt                               1.2     31.2
Long-term debt                                                 37.7     34.3

Cash provided by operations                                  $126.2   $ 96.8
Cash used by investing activities                             (95.2)   (91.3)
Cash used by financing activities                             (20.6)   (18.7)

     The Company's current ratio (current assets divided by current liabilities) stood at 2.2 at December 31, 1997, which management believes is sufficient when combined with the available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available (net of amounts outstanding at December 31, 1997) $163 million under its five year $200 million credit facility, should management choose debt financing for any of the Company's operating, investing or financing activities. Also, the Company has available an uncommitted $15.0 million operating line of credit with which it may choose to fund temporary operating cash needs.

During  1997,  the  Company  capitalized  $62.5  million  of internal software development costs principally related to the development of its S3+ client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows NT ) and CyberLife object-oriented client/server life insurance software, as well as other ongoing projects in support of its domestic and international product strategies.

     Significant expenditures planned for 1998, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, buildings, building improvements and office furniture, fixtures and equipment and costs relating to the internal development of software systems.

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

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results and financial condition may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

     Currently, the Company's business is focused principally within the global property and casualty and life insurance and financial solutions industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

     Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

     The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facility, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

     A  significant  portion  of  both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control. The Company believes that current and potential customers' decisions to enter into license agreements with the Company may be significantly affected by strategies to make their existing information systems capable of handling the year 2000, however, at this time the Company is unable to predict what the future impact, if any, will be.

Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

YEAR  2000  READINESS

     Many existing computer programs were designed to use only two digits to identify a year in date fields. If not corrected, these applications could fail or produce erroneous results when working with dates in the Year 2000 and beyond. This Year 2000 issue may potentially affect the Company in four areas: its product offerings, its services offerings, third-party products used internally, and its suppliers. The Company's various business units have been responsible for the assessment, remediation, validation and implementation of Year 2000 corrective actions.

     The application code of the Company's primary product offerings, S3+, Series II, INSURE/90 , POINT , CyberLife and CYBERTEK CK/4 products, were either initially designed or have been updated in their currently available releases to be capable of processing and storing date data with dates in both the twentieth (1900's) and twenty-first (2000's) centuries. The Company is currently conducting an inventory and verifying the Year 2000 readiness of the third-party products with which these Company applications are designed to operate in order to validate that no unanticipated Year 2000 issues exist. In addition, the Company also is in the process of conducting an inventory and assessing other Company and third-party products previously licensed by the Company to customers to determine if any renovation efforts may be required in relation to these products.

     In its services offerings, the Company has assessed and commenced Year 2000 remediation of the applications used in processing the data of its Information Technology Outsourcing ("ITO") and BPO services customers. Some of these remediation efforts are complete and some are still in various stages of coding, testing or implementation. The Company intends to complete these Year 2000 remediation efforts and required testing, in a Year 2000 test environment, prior to the need for these services to process data involving dates in the twenty-first century.

     The primary third-party products used by the Company for its internal operation include its data center hardware and software, internal financial systems, and network and PC hardware and software. The Company's Blythewood data center has completed its hardware and operating software inventory assessments and has substantially completed the remediation efforts of updating these hardware and software assets for the Year 2000 requirements. The Company's Australian and European data centers also have completed their inventory assessment and are implementing the hardware and operating software enhancements required for Year 2000 remediation.

     In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The selected solution is currently being implemented, is designed to meet Year 2000 requirements, and is scheduled to be operational at the end of 1998. In addition, the Company is commencing an inventory and assessing all of its network and PC hardware and software to determine if any Year 2000 remediation upgrades will be required.

     Finally, the primary suppliers upon whom the Company's services are dependent are electric utility and telephone companies who provide services to the Company's various offices and data centers. If these services are interrupted for a prolonged period due to the suppliers' Year 2000 problems, it will disrupt the Company's ability to provide its services to customers, notwithstanding the backup battery and diesel power supplies available for the data center locations.

     As discussed above, the Company has not yet fully completed its Year 2000 evaluations or its remediation efforts. If such remediation efforts are not completed on a timely basis, Year 2000 issues could have a material impact on the Company's operations and financial results. However, based upon the Company's experience to date, at this time, it is not anticipated that the completion of remaining Year 2000 remediation efforts will have an adverse material effect upon the Company's financial position or results of operations.

SEASONALITY  AND  INFLATION

     The Company's operations have not proven to be significantly seasonal, though as with many companies in the software business, the fourth quarter tends to be the strongest quarter annually. Quarterly revenues and net income can be expected to vary at times. This is attributable principally to the timing of customers entering into license agreements with the Company. The Company is unable to control the timing of these decisions or fluctuations.

     The Company's domestic property and casualty segment has an outsourcing contract in Florida. In 1996, the state of Florida legislatively imposed six month homeowner policies as opposed to the normal twelve month policies. This decision was reversed later that year, but now has a carryover effect, which may last for several years and places most policy renewal dates in the latter part of the year. Since a significant percentage of the Company's revenue under this contract is derived from processing renewals, the carryover effect has caused a portion of the revenue to shift to the last half of the year.

     Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for the Company's products and services, the Company attempts to recover increases in costs by periodically increasing prices. Additionally, most of the Company's license agreements and long-term services agreements provide for annual increases in charges.
             ____________________________________________________

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements in this annual report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in Note 13 of Notes to Consolidated Financial Statements and elsewhere herein and in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Consolidated Financial Statements and Supplementary Data

                                                                                             Page

REPORT OF INDEPENDENT ACCOUNTANTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995  27

  Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . .  28

  Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .  29

  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995  30

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  31

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  50

SUPPLEMENTAL SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  51

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

  Supplemental  schedules  other  than  those listed above are omitted because of the absence of conditions  under which they are required or because the required information is included in the consolidated  financial  statements  or  in  the  notes  thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
POLICY MANAGEMENT SYSTEMS CORPORATION


We  have  audited  the  accompanying  consolidated  balance  sheets  of Policy
Management Systems Corporation as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Policy Management Systems Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                      Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 10, 1998

                          POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended December 31,
                                                           1997        1996       1995
----------------------------------------------------------------------------------------
                                                   (In Thousands, Except Per Share Data)

REVENUES:
  Licensing . . . . . . . . . . . . . . . . . . . . . .  $132,811   $108,923   $102,092
  Services. . . . . . . . . . . . . . . . . . . . . . .   449,971    379,307    323,521
                                                         ---------  ---------  ---------
                                                          582,782    488,230    425,613
                                                         ---------  ---------  ---------
OPERATING EXPENSES:
  Cost of revenues
    Employee compensation and benefits. . . . . . . . .   232,519    180,825    140,304
    Computer and communications expenses. . . . . . . .    34,745     31,812     27,408
    Information services and data acquisition costs . .    31,562     28,809     28,941
    Depreciation and amortization of property,
      equipment and capitalized software costs. . . . .    58,259     48,525     49,220
    Other costs and expenses. . . . . . . . . . . . . .    39,709     42,914     32,804
  Selling, general and administrative expenses. . . . .    93,383     75,615     65,664
  Amortization of goodwill and other intangibles. . . .    10,454     10,240      9,142
  Litigation settlement and expenses, net . . . . . . .         -     (3,422)    18,465
  Gain on sale of Health business and related assets. .         -          -     (8,139)
  Business acquisition charges. . . . . . . . . . . . .         -          -      2,573
  Purchased research and development. . . . . . . . . .         -          -     14,500
  Loss on disposition of computer equipment . . . . . .         -          -     18,422
  Impairment and restructuring credits (charges), net .         -       (245)     6,755
                                                         ---------  ---------  ---------
                                                          500,631    415,073    406,059
                                                         ---------  ---------  ---------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .    82,151     73,157     19,554

Equity in earnings of unconsolidated affiliates . . . .     1,189          -          -

OTHER INCOME AND EXPENSES:
  Investment income . . . . . . . . . . . . . . . . . .     1,528      2,316      2,764
  Interest expense and other charges. . . . . . . . . .    (5,111)    (4,993)    (3,307)
                                                         ---------  ---------  ---------
                                                           (3,583)    (2,677)      (543)
                                                         ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .    79,757     70,480     19,011
Income taxes. . . . . . . . . . . . . . . . . . . . . .    29,833     25,462      9,058
                                                         ---------  ---------  ---------


INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . .    49,924     45,018      9,953

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued P&C
    Information Services less applicable income taxes
    (benefit) of $238, $589, and $(4,116), respectively       397        979     (6,814)
  Loss on disposal of P&C Information Services, less
    applicable income tax benefit of $38. . . . . . . .       (64)         -          -
                                                         ---------  ---------  ---------
                                                              333        979     (6,814)
                                                         ---------  ---------  ---------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $ 50,257   $ 45,997   $  3,139
                                                         =========  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations . . . . . . . . . .      2.74       2.42       0.51
  Income from discontinued operations . . . . . . . . .      0.02       0.05      (0.35)
                                                         ---------  ---------  ---------
                                                         $   2.76   $   2.47   $   0.16
                                                         =========  =========  =========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations . . . . . . . . . .      2.65       2.39       0.51
  Income from discontinued operations . . . . . . . . .      0.02       0.05      (0.35)
                                                         ---------  ---------  ---------
                                                         $   2.67   $   2.44   $   0.16
                                                         =========  =========  =========


WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . . . .    18,234     18,604     19,391
                                                         =========  =========  =========
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION. . . .    18,833     18,833     19,630
                                                         =========  =========  =========

See accompanying notes.


                        POLICY MANAGEMENT SYSTEMS CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                                    1997       1996
-------------------------------------------------------------------------------------
                                                (In Thousands, Except Share Data)

ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . .  $ 32,179   $ 22,121
  Marketable securities . . . . . . . . . . . . . . . . . . . .     3,280      2,234
  Receivables, net of allowance for uncollectible amounts
    of $2,628 ($883 at 1996). . . . . . . . . . . . . . . . . .   128,789    116,113
  Income tax receivable . . . . . . . . . . . . . . . . . . . .     1,098      1,383
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .     3,628      2,651
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,835     15,840
                                                                 ---------  --------
      Total current assets. . . . . . . . . . . . . . . . . . .   185,809    160,342

Property and equipment, net . . . . . . . . . . . . . . . . . .   116,433    115,757
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .     3,271      4,866
Income tax receivable . . . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net . . . . . . . . . . . . . .    69,125     83,363
Capitalized software costs, net . . . . . . . . . . . . . . . .   204,118    177,875
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .    21,996     23,420
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .    11,066      6,483
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,547      5,239
                                                                 ---------  --------
      Total assets. . . . . . . . . . . . . . . . . . . . . . .  $618,406   $581,386
                                                                 =========  ========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . .  $ 57,345   $ 61,435
  Accrued restructuring charges . . . . . . . . . . . . . . . .       145      2,478
  Accrued contract termination costs. . . . . . . . . . . . . .       830        407
  Current portion of long-term debt . . . . . . . . . . . . . .     1,191     31,222
  Income taxes payable. . . . . . . . . . . . . . . . . . . . .     7,499      6,623
  Unearned revenues . . . . . . . . . . . . . . . . . . . . . .    18,806      9,840
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       397        631
                                                                 ---------  --------
      Total current liabilities . . . . . . . . . . . . . . . .    86,213    112,636

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .    37,714     34,268
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .    80,496     67,538
Accrued restructuring charges . . . . . . . . . . . . . . . . .     1,366      1,340
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,121      2,352
                                                                 ---------  --------
      Total liabilities . . . . . . . . . . . . . . . . . . . .   207,910    218,134
                                                                 ---------  --------

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares authorized. . .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
  18,339,304 shares issued and outstanding (18,179,186 at 1996)       183        182
Additional paid-in capital. . . . . . . . . . . . . . . . . . .   112,090    106,104
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .   306,367    256,110
Foreign currency translation adjustment . . . . . . . . . . . .    (8,144)       856
                                                                 ---------  --------
     Total stockholders' equity . . . . . . . . . . . . . . . .   410,496    363,252
                                                                 ---------  --------
        Total liabilities and stockholders' equity. . . . . . .  $618,406   $581,386
                                                                 =========  ========

See accompanying notes.


                          POLICY MANAGEMENT SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       Unrealized
                                                            Foreign     Holding
                                       Additional           Currency    Loss on
                                Common  Paid-In   Retained Translation Marketable
                                 Stock  Capital   Earnings  Adjustment Securities Total
---------------------------------------------------------------------------------------
                                                (Dollars In Thousands)

BALANCE, DECEMBER 31, 1994. . .  $194   $170,323   $206,974  $  (451)  $(118)  $376,922

Net income. . . . . . . . . . .     -          -      3,139        -       -      3,139
Stock options exercised
  (73,130 shares) . . . . . . .     -      3,079          -        -       -      3,079
Unrealized holding gain on
marketable securities . . . . .     -          -          -        -     118        118
Foreign currency translation
  adjustment. . . . . . . . . .     -          -          -     (586)      -       (586)
                                 -----  ---------  --------  --------  ------  ---------

BALANCE, DECEMBER 31, 1995. . .   194    173,402    210,113   (1,037)      -    382,672

Net income. . . . . . . . . . .     -          -     45,997        -       -     45,997
Stock options exercised
  (148,084 shares). . . . . . .     2      6,291          -        -       -      6,293
Repurchase of 1,405,012 shares
  of common stock . . . . . . .   (14)   (73,589)         -        -       -    (73,603)
Foreign currency translation
  adjustment. . . . . . . . . .     -          -          -    1,893       -      1,893
                                 -----  ---------  --------  --------  ------  ---------

BALANCE, DECEMBER 31, 1996. . .   182    106,104    256,110      856       -    363,252

Net income. . . . . . . . . . .     -          -     50,257        -       -     50,257
Stock options exercised
  (240,018 shares). . . . . . .     3     11,018          -        -       -     11,021
Repurchase of 79,900 shares
  of common stock . . . . . . .    (2)    (5,032)         -        -       -     (5,034)
Foreign currency translation
  adjustment. . . . . . . . . .     -          -          -   (9,000)      -     (9,000)
                                 -----  ---------  --------  --------  ------  ---------

BALANCE, DECEMBER 31, 1997. . .  $183   $112,090   $306,367  $(8,144)  $   -   $410,496
                                 =====  =========  ========  ========  ======  =========

See accompanying notes.


                             POLICY MANAGEMENT SYSTEMS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31,
                                                                  1997       1996        1995
----------------------------------------------------------------------------------------------
                                                                       (In Thousands)

OPERATING ACTIVITIES
    Net income . . . . . . . . . . . . . . . . . . . . . . .  $  50,257   $  45,997   $  3,139
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . .     72,276      62,265     60,700
        Deferred income taxes. . . . . . . . . . . . . . . .     13,365      20,392    (21,692)
        Provision for uncollectible accounts . . . . . . . .      2,951         510        567
        Impairment charges . . . . . . . . . . . . . . . . .         75           -      6,756
        Loss on disposition of computer equipment. . . . . .          -           -     18,422
        Purchased research and development . . . . . . . . .          -           -     14,500
        Business acquisition charges . . . . . . . . . . . .          -           -      2,573
    Changes in assets and liabilities:
        Accrued restructuring and lease termination costs. .     (2,307)    (10,076)    (1,713)
        Receivables. . . . . . . . . . . . . . . . . . . . .    (14,032)    (17,299)    (5,901)
        Income tax receivable. . . . . . . . . . . . . . . .        285         667     24,981
        Accounts payable and accrued expenses. . . . . . . .     (4,422)     (9,524)    16,911
        Income taxes payable . . . . . . . . . . . . . . . .        876       4,805     (2,028)
        Other, net . . . . . . . . . . . . . . . . . . . . .      6,900        (955)   (12,540)
                                                              ----------  ----------  ---------
             Cash provided by operations . . . . . . . . . .    126,224      96,782    104,675
                                                              ----------  ----------  ---------

INVESTING ACTIVITIES
    Proceeds from sales/maturities of
        available-for-sale securities. . . . . . . . . . . .        250       2,050     25,000
    Purchases of available-for-sale securities . . . . . . .          -           -    (19,966)
    Proceeds from maturities of held-to-maturity securities.          -       1,000      5,736
    Purchases of held-to-maturity securities . . . . . . . .          -           -     (3,694)
    Investment in unconsolidated affiliate . . . . . . . . .     (4,850)     (2,315)         -
    Acquisition of property and equipment. . . . . . . . . .    (31,761)    (28,852)   (24,483)
    Capitalized internal software development costs. . . . .    (62,508)    (56,775)   (46,770)
    Proceeds from sale of business segment . . . . . . . . .      2,900           -          -
    Purchased software . . . . . . . . . . . . . . . . . . .          -      (1,192)      (711)
    Proceeds from disposal of property and equipment . . . .        806         980      4,555
    Contract acquisition costs . . . . . . . . . . . . . . .          -           -    (10,000)
    Business acquisitions                                                    (6,178)   (28,231)
                                                              ----------  ----------  ---------
             Cash used by investing activities . . . . . . .    (95,163)    (91,282)   (98,564)
                                                              ----------  ----------  ---------

FINANCING ACTIVITIES
    Payments on long-term debt . . . . . . . . . . . . . . .   (181,219)   (210,265)   (20,002)
    Proceeds from borrowing under credit facilities. . . . .    154,634     258,862     27,678
    Issuance of common stock under stock option plans. . . .     11,021       6,293      3,079
    Repurchase of outstanding common stock . . . . . . . . .     (5,034)    (73,603)         -
                                                              ----------  ----------  ---------
             Cash provided (used) by financing activities. .    (20,598)    (18,713)    10,755
                                                              ----------  ----------  ---------

Effect of exchange rate changes on cash. . . . . . . . . . .       (405)        240        542
Net increase (decrease) in cash and equivalents. . . . . . .     10,058     (12,973)    17,408
Cash and equivalents at beginning of period. . . . . . . . .     22,121      35,094     17,686
                                                              ----------  ----------  ---------
Cash and equivalents at end of period. . . . . . . . . . . .  $  32,179   $  22,121   $ 35,094
                                                              ==========  ==========  =========

SUPPLEMENTAL INFORMATION
    Interest paid. . . . . . . . . . . . . . . . . . . . . .  $   5,005   $   3,811   $  2,323
    Income taxes paid (refunded) . . . . . . . . . . . . . .     12,229      (2,193)     2,793

See accompanying notes.

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries, all of which are wholly-owned (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The equity method of accounting is used when the Company does not have effective control and has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting
period.    Actual  results  could  differ  from  those  estimates.

REVENUE  RECOGNITION

     The Company's revenues are generated primarily by licensing to customers standardized insurance software systems and providing automation and administrative support and information services to the global insurance and financial services industries.

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

     The Company also offers information and outsourcing services ranging from making available software licensed from the Company on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services, through the Company's nationwide telecommunications network using the Company's data base products. Outsourcing services are typically provided under contracts having terms from three to ten years. Generally, agreements to provide information services have terms from one to five years, and in some cases month-to-month. Revenues from substantially all outsourcing and information services are recognized at the time the service is performed and losses, if any, are recognized in the period in which they are determined.

CASH  AND  CASH  EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

     Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. There were no sales of marketable securities during the years ended December 31, 1997 and 1996.

PROPERTY  AND  EQUIPMENT

     Property and equipment, including support software acquired for internal use, is stated at cost less accumulated depreciation and amortization.
Property and equipment is depreciated on a straight-line basis over its estimated useful life.

     Gains and losses on dispositions of property and equipment are determined based on the difference between the cash plus the fair value of any assets received (in the case of a nonmonetary transaction) less the net book value of the asset disposed of at the date of disposition.

GOODWILL  AND  OTHER  ACQUIRED  INTANGIBLE  ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the expected future cash flows of those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company adopted FAS 121 on January 1, 1996.

     Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going-concern nature of acquired businesses, the stability of their
operations,  market  presence  and  reputation.    Accordingly,  the  Company
evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based upon the latest available economic factors and circumstances. The Company evaluates the recoverability of all long-lived assets, including specific intangible assets and goodwill, based upon a comparison of estimated future cash flows from the related operations with the then corresponding carrying values of those assets. Impairment of value, if any, is recognized in the period in which it is determined. A rate considered to be commensurate with the risk involved is used to discount the cash flows for any recognized impairment.

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

CAPITALIZED  SOFTWARE  COSTS

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," certain costs incurred in the internal development of computer software which is to be licensed to customers, and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized over the estimated useful life, generally 3 to 5 years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. Product enhancements are improvements to an existing product that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancement are charged to expense as research and development until technological feasibility of the enhancement has been established. Upon release of the enhanced product, the unamortized value of the original product is added to the capitalized cost of the enhancement and amortized using the estimated life of the enhancement. All costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $0.6, $0.2 and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company also recorded a write-off of $14.5 million representing purchased research and development costs during 1995 (see Note
2). The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized in the period it is determined.

INCOME  TAXES

     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax
and  financial  reporting  purposes.    These  differences  are  primarily
attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets and certain software development costs and revenues.

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). For the Company, the numerator is the same for both basic and diluted EPS. The following is a reconciliation of the denominator used in the calculation:



                                Year ended December 31,
                                  1997    1996   1995
                                Weighted Average Shares
--------------------------------------------------------
                                    (In Thousands)

Basic EPS. . . . . . . . . . . . 18,234  18,604  19,391
Effect of common stock options .    599     229     239
                                 ------  ------  ------
Diluted EPS. . . . . . . . . . . 18,833  18,833  19,630
                                 ======  ======  ======

Options to purchase 243,050, 3,000 and 375,000 shares of common stock at $69.38, $66.00 and $81.90 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the Company's common stock for the period.

FOREIGN  CURRENCY  TRANSLATION

     The local currencies of the Company's foreign subsidiaries have been determined to be their functional currencies. Assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

NEW  ACCOUNTING  STANDARDS

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 is not expected to have a material effect on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates, and is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company adopted FAS 131 at December 31, 1997 and has included the appropriate disclosures in Note 12.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements.

     In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

OTHER  MATTERS

     Certain  prior year amounts have been reclassified or restated to conform
to  current  year  presentation.    See  also  Note  12.

NOTE  2.    ACQUISITIONS

     In August 1996, the Company acquired certain assets of Co-Cam Pty Ltd. and related entities ("Co-Cam") for approximately $6.0 million. Co-Cam, headquartered in Australia, is principally a software and services provider for superannuation and pension administration systems. The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company for the year ended December 31, 1996, includes the results of operations of Co-Cam from the date of acquisition.

     In October 1995, the Company acquired micado Beteiligungs-und Verwaltungs GmbH ("micado"). Headquartered in Germany, micado is principally a software
provider  to  German  insurance  and  financial  services  companies.    The
acquisition was financed principally from cash provided by operations and borrowings under the Company's credit facilities. The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 1995, includes the results of operations of micado from the date of acquisition. In connection with the acquisition, the Company recorded an estimated liability of $0.4 million at October 1, 1995, included in Impairment and restructuring charges, net, in the accompanying Consolidated Statements of Operations, to provide for certain relocation and severance costs of consolidating existing operations in Germany with micado. At October 1, 1995, the Company also recorded a charge of $14.5 million representing purchased research and development for which technological feasibility had not yet been established and for which there is no alternative future use. Under the terms of the purchase agreement, payment of approximately $6.2 million of the purchase price was deferred at the date of acquisition and was paid during 1996.

The total costs of the acquisition were determined, and assigned to the net assets acquired, as follows:


                                                                                micado
                                                                                 1995
                                                                               --------
                                                                           (In Thousands)

Total consideration paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $30,806
Direct costs of acquisition . . . . . . . . . . . . . . . . . . . . . . . . .      915
                                                                               -------
Total cost to be assigned to net assets acquired. . . . . . . . . . . . . . .   31,721
Add   - Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . .  12,762
Less  - Cost assigned to tangible and identifiable intangible assets acquired   25,840
      - Write-off of purchased research and development . . . . . . . . . . .   14,500
                                                                               -------
Cost assigned to goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,143
                                                                               =======

     Supplemental pro-forma information is not presented since this acquisition was not material to the Company's consolidated results of operations in the year of acquisition.

     During the fourth quarter of 1995, the Company recorded charges aggregating $2.6 million relating principally to costs, previously deferred, of an acquisition in Europe which was expected to close during the fourth quarter of 1995 and was not consummated.

NOTE  3.    PROPERTY  AND  EQUIPMENT

A summary of property and equipment is as follows:


                                              Estimated        December 31,
                                             Useful Life    1997        1996
-----------------------------------------------------------------------------
                                               (Years)       (In Thousands)

Cost:
  Land. . . . . . . . . . . . . . . . . . . . .      -  $   2,729   $   2,729
  Buildings and improvements. . . . . . . . . .  10-40     63,717      63,670
  Construction in progress. . . . . . . . . . .      -      1,338         232
  Leasehold improvements. . . . . . . . . . . .   1-10      3,872       2,799
  Office furniture, fixtures and equipment. . .   5-15     51,324      46,389
  Computer and communications equipment
    and support software. . . . . . . . . . . .    2-5    127,621     115,966
  Other . . . . . . . . . . . . . . . . . . . .    3-5      5,354       6,434
                                                        ----------  ----------
                                                          255,955     238,219
Less: Accumulated depreciation and amortization          (139,522)   (122,462)
                                                        ----------  ----------
Property and equipment, net                             $ 116,433   $ 115,757
                                                        ==========  ==========


     Depreciation and amortization charged to expense was $27.6, $23.7, and $28.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     As a result of growth in the Company's existing client/user base, the addition of new outsourcing customers and advances in central processing unit technology, the Company, during the fourth quarter of 1995, restructured its data center equipment by beginning migration from BIPOLAR technology to newer CMOS technology. The Company entered into renewable lease agreements for this technology. As a result of the migration, the Company disposed of its existing central processing unit and associated equipment, with a net book value of $18.0 million, for $4.2 million in cash, and recorded a one-time charge on the disposition of this equipment of $13.8 million. Concurrent with this technology upgrade, the Company upgraded certain of its data storage equipment to a more advanced architecture. As consideration for these storage systems upgrades, the Company exchanged existing data storage systems, with an aggregate net book value of $6.0 million, and paid $2.0 million cash, resulting in a one-time charge of $4.6 million. These one-time charges, aggregating $18.4 million, are recorded under Loss on disposition of computer equipment in the accompanying Consolidated Statement of Operations for the year ended December 31, 1995.


NOTE  4.    GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     A  summary  of  goodwill  and  other  intangible  assets  is as follows:


                                                December 31,
                                              1997        1996
---------------------------------------------------------------
                                              (In Thousands)

Goodwill. . . . . . . . . . . . . . . . .  $ 61,884   $ 65,639
Customer lists. . . . . . . . . . . . . .    19,922     20,860
Contract acquisition costs. . . . . . . .    15,000     15,000
Covenants not to compete. . . . . . . . .     4,660      5,136
Other . . . . . . . . . . . . . . . . . .     6,066      6,662
                                           ---------  ---------
                                            107,532    113,297
Less: Accumulated amortization. . . . . .   (38,407)   (29,934)
                                           ---------  ---------
Goodwill and other intangible assets, net  $ 69,125   $ 83,363
                                           =========  =========

    Amortization charged to expense was $10.6, $10.4 and $9.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Goodwill and other intangible assets with an aggregate carrying value of $5.2 million were written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 11).


NOTE 5.  CAPITALIZED SOFTWARE COSTS

     A summary of capitalized software costs is as follows:


                                      December 31,
                                   1997         1996
--------------------------------------------------------
                                     (In Thousands)

Internally developed software .  $ 329,552   $ 267,461
Purchased software. . . . . . .     26,315      29,518
                                 ----------  ----------
                                   355,867     296,979
Less: Accumulated amortization.   (151,749)   (119,104)
                                 ----------  ----------
Capitalized software costs, net  $ 204,118   $ 177,875
                                 ==========  ==========


     Amortization charged to expense was $33.9, $28.1 and $23.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Purchased software with an aggregate carrying value of $1.5 million was written off as part of impairment and restructuring charges recorded during the year ended December 31, 1995 (see Note 11).


NOTE 6.  LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt is as follows:


                                December 31,
                                1997    1996
----------------------------------------------
                              (In Thousands)

Credit facility borrowings .  $37,000  $62,000
Notes payable. . . . . . . .    1,905    3,490
                              -------  -------
                               38,905   65,490

Less: Current portion. . . .    1,191   31,222
                              -------  -------
Long-term debt . . . . . . .  $37,714  $34,268
                              =======  =======

     On August 8, 1997, the Company entered into a new credit facility for $200 million with a syndicate of financial institutions to provide an additional source of funds for general corporate purposes. The facility bears a term of five years. Borrowings under the facility bear interest payable at per annum rates based upon the London Interbank Offering Rate plus a spread above certain of these rates ranging from 0.225% to 0.350% dependent upon certain financial ratios of the Company. Additionally, the Company pays a per annum facility fee on the aggregate amount of the commitments ranging from 0.10% to 0.15%. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth. The average interest rate applicable to borrowings under credit facilities was 6.01% and 6.16% for the years ended December 31, 1997 and 1996, respectively.

NOTE  7.    COMMITMENTS  AND  CONTINGENCIES

COMMITMENTS

     On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. Minimum contract payments by the Company over the initial ten-year term aggregate $33.0 million payable in specified annual installments which escalate over the ten-year period. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee, subject to certain provisions in the agreement, equal to a specified annual percentage of the Company's applicable prior year annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten-year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined. The agreement provisions for the supplemental revenue fee were not met for 1996, and the Company made no supplemental payment in 1997 for the 1996 period.

     On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data
processing  and  other  professional  services  as  required.    The  minimum
contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company incurred costs of $10 million related to this agreement in the second quarter of 1995 ($5 million in the fourth quarter of 1994), which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement. At December 31, 1997, the net unamortized amounts related to this continuing agreement, included in other intangible assets, were $10.8 million.

     During 1997, the Company entered into two five year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial terms of the agreements aggregate $8.6 million payable in specified monthly installments. At the end of the term of each agreement, the Company has the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease.

     The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $10.0, $7.7 and $7.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company leased certain data processing and related equipment primarily under operating leases expiring through 2003. Rent expense under operating leases for such equipment was $7.9, $7.5 and $4.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 17 years aggregating $3.4 million related to a leasehold planned for future abandonment, net of subleases (in thousands):

Year Ending December 31,
------------------------

1998 . . . . . . $13,860
1999 . . . . . .  12,120
2000 . . . . . .  11,221
2001 . . . . . .   9,970
2002 . . . . . .   7,083
Thereafter . . .  10,762
                 -------
Total. . . . . . $65,016
                 =======

CONTINGENCIES  -  LEGAL  PROCEEDINGS

     In March 1994, Security Life of Denver Insurance Company ("SLD") brought suit against the Company in the United States District Court for the District of Colorado alleging breach of a life insurance joint development contract, unfair trade practices, and fraud. SLD sought direct, indirect, consequential, and punitive damages in excess of $80 million. In February 1997, following a jury trial, the Court and jury entered judgment in favor of the Company against SLD on the claims of fraud and unfair trade practices. A verdict and judgment was returned against the Company for breach of contract and damages of $3.5 million, together with pre-judgment interest. In addition, the jury found that SLD was using the Company's trade secrets without permission. As a result of post trial motions, the judgment was amended to delete the award of pre-judgment interest and SLD was ordered to return the Company's systems. Both the Company and SLD have appealed to the United States Court of Appeals. Changes in the status of this proceeding could result in a change in the Company's estimate of anticipated liability for the costs associated with these matters.

     The Company is also presently involved in litigation which commenced in January of 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $160 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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

     In connection with the dismissal of the prior lawsuit, St. Paul and the Company agreed to dismiss with prejudice all claims against each other with respect to the matter, and St. Paul agreed to reimburse the Company for the Company's legal fees. The action continues as to the parties' claims related to insurance coverage for the SLD matter.

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

NOTE  8.    INCOME  TAXES

     A reconciliation of the difference between the actual income tax provision and the expected provision, computed using the applicable statutory rate, is as follows:


                                                         Year ended December 31,
                                                          1997    1996    1995
-------------------------------------------------------------------------------

Provision for taxes at the statutory rate . . . . . . . .  35.0%  35.0%   35.0%
Increase (decrease) in provision from:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . .   1.1   (3.4)  (31.4)
  Revaluation of deferred state income tax liability. . .     -      -    (4.0)
  Purchased research and development. . . . . . . . . . .     -      -    62.7
  Nontaxable investment income. . . . . . . . . . . . . .  (0.1)     -    (1.8)
  State and local income taxes, net of federal tax effect   1.3    1.8     3.0
  Differences in foreign and US tax rate. . . . . . . . .   0.6      -   (23.2)
  Deferred tax asset valuation allowance. . . . . . . . .     -      -    14.8
  Other . . . . . . . . . . . . . . . . . . . . . . . . .  (0.5)   2.8     6.0
                                                           -----  -----  ------
                                                            2.4    1.2    26.1
                                                           -----  -----  ------
Effective income tax provision rate . . . . . . . . . . .  37.4%  36.2%   61.1%
                                                           =====  =====  ======


     An analysis of the income tax provision is as follows:


                                                            Year ended December 31,
                                                            1997     1996     1995
------------------------------------------------------------------------------------
                                                                (In Thousands)

Current domestic taxes . . . . . . . . . . . . . . . . .  $ 4,947  $ 2,494  $(1,858)
Current foreign taxes. . . . . . . . . . . . . . . . . .    8,464    4,835    3,309
                                                          -------  -------  --------
  Total current taxes. . . . . . . . . . . . . . . . . .   13,411    7,329    1,451
                                                          -------  -------  --------
Deferred income taxes relating to temporary differences:
  Depreciation and amortization
    of property, equipment and intangibles . . . . . . .    2,138      664   (1,748)
  Capitalized software development costs . . . . . . . .   10,917   10,511    8,876
  Impairment and restructuring of operations . . . . . .      865    3,120    1,312
  Revaluation of deferred state income tax liability . .        -        -     (497)
  Litigation settlement and expenses, net. . . . . . . .    1,754    4,184   (3,445)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      948      243   (1,007)
                                                          -------  -------  --------
                                                           16,622   18,722    3,491
                                                          -------  -------  --------
Total income tax provision . . . . . . . . . . . . . . .  $30,033  $26,051  $ 4,942
                                                          =======  =======  ========

An analysis of the net deferred income tax liability is as follows:


                                                 December 31,
                                               1997      1996
---------------------------------------------------------------
                                               (In Thousands)

Current deferred assets:
  Net operating loss carryforward. . . . . .  $   515  $   176
  Restructuring loss from foreign operations      196      790
  Other. . . . . . . . . . . . . . . . . . .    2,917    1,685
                                              -------  --------
    Current deferred assets. . . . . . . . .    3,628    2,651
                                              -------  --------

Long-term deferred assets:
  State tax credits. . . . . . . . . . . . .      285      907
  Net operating loss carryforward. . . . . .    7,567    9,095
  Foreign tax credit carryforward. . . . . .    5,197    3,846
  Other. . . . . . . . . . . . . . . . . . .    8,947    9,572
                                              -------  --------
    Long-term deferred assets. . . . . . . .   21,996   23,420
                                              -------  --------
      Total deferred assets. . . . . . . . .  $25,624  $26,071
                                              =======  ========

Long-term deferred liabilities:
  Depreciation and amortization of property,
    equipment and intangibles. . . . . . . .  $14,709  $15,899
  Capitalized software development costs . .   63,911   53,844
  Other. . . . . . . . . . . . . . . . . . .    1,876   (2,205)
                                              -------  --------
      Total deferred liabilities . . . . . .  $80,496  $67,538
                                              =======  ========

     The Company generated a $23.9 million net operating loss for the year ended December 31, 1995 for federal and state tax purposes. These loss carryforwards expire in 2010. Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1997 totaling approximately $5.1 million, which may be used to offset future taxable income. The foreign carryforwards have no expiration period.

     No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $28 million at December 31, 1997) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, there would be additional federal income tax expense of $2.3 million.

     The Company has foreign tax credit carryforwards at December 31, 1997 of $5.2 million which will expire as follows: $3.8 million on December 31, 2000, and $1.4 million on December 31, 2001. The Company recorded a valuation allowance of $3.1 million at December 31, 1995 related to certain deferred tax assets that are not anticipated to be utilized through normal operating results.


NOTE  9.    EMPLOYEE  BENEFIT  PLANS

PROFIT  SHARING  PLAN  AND  TRUST

     Prior to July 1, 1995, eligible employees were covered under the Policy Management Systems Corporation Profit Sharing Plan and Trust. The Company's contributions to this Plan were determined by the Board of Directors of the Company. Employees made no contributions to this Plan. The Company made no contributions to the Plan for 1995 and on July 1, 1995, all accounts of all participants in this Plan were merged into the Company's 401(k) Retirement Savings Plan.

401(K)  RETIREMENT  SAVINGS  PLAN

     The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan to eligible employees. Effective January 1, 1995, the Company began matching 100% of the first 3% of salary contributed by the participant and matching 50% of the next 3% of salary contributed by the participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Effective July 1, 1995, non-vested and current Plan year Company contributions are invested in common stock of the Company. The Company's contribution on behalf of participating employees was $3.8, $3.3 and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

STOCK  OWNERSHIP  PLAN

     In May 1995, the Company established a stock ownership plan through which eligible employees of the Company and its participating affiliates may acquire shares of the Company's common stock through regular payroll deductions. Participants may make after-tax contributions in multiples of $5.00, with a minimum deduction per pay period of $10.00 and a maximum deduction per pay period of the lesser of $900.00 or 10% of regular salary. The Company makes a matching contribution equal to 15% of participants contributions. Participants who withdraw shares acquired under the Plan within two years of the date of purchase are ineligible to make further contributions to purchase shares under the Plan for twelve months after such withdrawal.

STOCK  OPTION  PLANS

     The Company currently has various plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company and its subsidiaries. Options under these plans expire ten years after the grant date except that options under the 1993 Long Term Incentive Plan for Executives (the "1993 Plan") expire in January 2003. During 1997, options were granted under the 1989 Stock Option Plan only. During 1996 and 1995, options were granted under the 1993 Plan and the 1989 Stock Option Plan.

     Options granted under all plans except the 1993 Plan have exercise prices at 100% of market value at date of grant and generally become exercisable either at the rate of 20%, 25% or 33 1/3% per year (cumulative) beginning one year from date of grant.

     Participants in the 1993 Plan have exercise rights as a percentage of market value at date of grant as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996 - 102%; 1997 - 101%; and 1998 - 100%. Options granted under the
Plan in 1993 become exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who were or may be selected to participate in the Plan, and for additional options which were or may be granted to participants due to promotions, the number of options granted and what percentage becomes exercisable on the above dates are determined according to formulas described in the Plan.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals (or exceeds) the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.7%, 6.4% and 6.5%; volatility factors of the expected market price of the Company's common stock of 35.4%, 37.5% and 39.7%; and weighted-average expected life of the options of 4.4, 5.0 and 5.1 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                      Year Ended December 31,
                                                       1997     1996    1995
-----------------------------------------------------------------------------
                                          (In Thousands Except Per Share Data)
Net Income
  As reported . . . . . . . . . . . . . . . . . .    $50,257  $45,997  $3,139
  Pro forma . . . . . . . . . . . . . . . . . . .     43,698   41,789   2,161

Basic earnings per share
  As reported . . . . . . . . . . . . . . . . . .    $  2.76  $  2.47  $ 0.16
  Pro forma . . . . . . . . . . . . . . . . . . .       2.40     2.25    0.11

Diluted earnings per share
  As reported . . . . . . . . . . . . . . . . . .    $  2.67  $  2.44  $ 0.16
  Pro forma . . . . . . . . . . . . . . . . . . .       2.32     2.22    0.11

Option activity under all of the stock option plans is summarized as follows:


          Year Ended December 31,
                                               1997                 1996               1995
                                         -----------------    -----------------  -----------------
                                                  Weighted-            Weighted-          Weighted-
                                                   Average              Average            Average
                                                  Exercise             Exercise           Exercise
                                         Shares     Price     Shares     Price    Shares    Price
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year . . .  3,458,882   $48.95  3,106,164   $49.78  2,804,328   $50.56
Granted. . . . . . . . . . . . . . . .    609,750    45.89    589,468    42.82    674,359    47.99
Exercised. . . . . . . . . . . . . . .   (240,018)   37.44   (148,084)   36.34    (73,130)   37.48
Forfeited. . . . . . . . . . . . . . .    (30,724)   45.92    (88,666)   58.35   (299,393)   56.04
                                        ----------          ----------          ----------
Outstanding at end of year . . . . . .  3,797,890   $49.21  3,458,882   $48.95  3,106,164   $49.78
                                        ==========          ==========          ==========

Options exercisable at year end. . . .  1,685,592           1,218,203           1,119,562

Shares available for future grant. . .    914,734           1,304,260           1,995,162

Weighted-average fair value of options
 granted during the year                            $17.39              $18.72              $21.52

The following table summarizes information about fixed options outstanding at December 31, 1997:


              Options Outstanding         Options Exercisable
            -----------------------     ----------------------
                        Weighted-
                        Average    Weighted-         Weighted-
Range of                Remaining  Average           Average
Exercise               Contractual Exercise          Exercise
 Prices        Shares     Life      Price    Shares   Price
-------------------------------------------------------------
24 to 30 . .    168,230  5.8 years  $29.59    168,230  $29.59
31 to 36 . .    509,935  6.8 years   34.34    212,345   33.73
43 to 49 . .  2,032,734  7.5 years   45.62    625,704   45.20
50 to 54 . .    465,941  6.4 years   51.29    248,763   50.24
66 to 82 . .    621,050  4.9 years   76.92    430,550   74.83
              ---------                     ---------
              3,797,890                     1,685,592
              =========                     =========


NOTE  10.    CERTAIN  TRANSACTIONS

DISCONTINUED  OPERATIONS

     On August 31, 1997, the Company completed the sale of substantially all of the assets of its property and casualty information services business for cash proceeds of $2.9 million. The Company retained the working capital of this business (approximately $14.3 million). This transaction produced a non-recurring gain of $1.7 million. Also, during the third quarter of 1997, the Company abandoned a related business. As a result, the Company recorded a non-recurring charge of $1.8 million, principally related to capitalized software.

OTHER

     During 1997, the Company repurchased 79,900 shares of the Company's stock on the open market.

     During the second quarter of 1997, the property and casualty segment executed a license agreement covering a package of several of the Company's information access and electronic commerce software products for $1.8 million with Insurance Information Exchange L.L.C., the purchaser of the discontinued property and casualty information services.

     On April 8, 1996, the Company repurchased 759,512 of the 1,519,024 shares of the Company's common stock held by GAP Coinvestment Partners and General Atlantic Partner 14 L.P. (collectively "General Atlantic Investors") and the remainder of the Company's shares owned by General Atlantic Investors were purchased by Continental Casualty Company, a licensee of the Company's S3+ solutions. The repurchase by the Company, at a price of $50.00 per share, resulted in an aggregate cash expenditure (after related costs) of approximately $38.7 million.

     Also during 1996, the Company repurchased 645,500 shares of its common stock on the open market. There were no shares repurchased during the twelve months ended December 31, 1995.

     On June 30, 1995, the Company sold its health services unit for a total consideration of $9.3 million in cash. After selling expenses of $0.5 million, the net book value of assets sold of $0.5 million, liabilities resulting from the sale, including severance liabilities for certain employees and other reserves of $1.5 million, and the present value of a sublease executed by the purchaser for certain office space of $1.3 million, the Company recorded a pre-tax gain of $8.1 million, for the year ended December 31, 1995.

NOTE  11.    IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     During 1995, the Company continued to examine its options to improve the overall performance of the risk information services business. The risk information services business continued to reflect declining sales and earnings, reporting revenues of $22.7 million for the year ended December 31, 1995 and an operating loss of $4.2 million. As a result of its continued detailed business assessment, the Company determined that there were no further services or investment alternatives that could bring these operations to profitability and that the cash losses related to the risk information services business would continue into the future. As a result, the Company decided to restructure its property and casualty information services business and cease providing certain data collection services, including property inspections, commercial audits and pre-employment checks. The Company sold the pre-employment business and completely ceased and abandoned operations in property inspections and commercial audits. As a result, the Company recorded, at December 31, 1995, restructuring charges of $3.7 million for disposal and severance charges related to exiting these operations. This amount is included in discontinued property and casualty information services segment results.

     In 1995, the Company performed a detailed assessment of the on-site medical correspondence information services business and determined that the expected future cash flows of this business did not support the carrying value of the related goodwill and identifiable intangible assets. As a result, at October 1, 1995, the Company recorded impairment charges of $1.8 million to write-off the carrying value of the identifiable intangible assets ($1.1 million) and goodwill ($0.7 million).

     As part of a 1983 business acquisition, the Company acquired a billing and collection system (CABILS), which was originally utilized in specialty processing or the processing of assigned risk business for the Company's customers (principally those customers acquired in the business acquisition) and, later, evolved into the basis for a portion of the Company's full property and casualty total policy management processing for voluntary as well as assigned risk business. During 1995, several of the Company's customers of this business opted to either move some or all states served by them to LAD servicing carriers or to not renew their agreements for these services for other reasons. In addition, the Texas Plan implemented rate increases and a mandatory takeout plan which had the effect of further decreasing the number of policies served by the Company. During 1995, the Company decided to migrate its property and casualty total policy management processing to its S3+ technology, replacing the software acquired in 1983. Based on a detailed business assessment performed by the Company, the anticipated cash flows for this business for the period until the S3+ migration was completed did not support the carrying value of the software and related goodwill associated with this business. As a result, the Company recorded, at October 1, 1995, impairment charges of $2.8 million to write-off the carrying value of the software ($0.4 million) and related goodwill ($2.4 million).

     During 1995, the Company ceased the active marketing of certain processing software utilized in the processing of individual accident and health business by the Company's life and financial solutions business. A cash flow valuation performed by the Company indicated that the expected future cash flows of this business did not entirely support the carrying value of the goodwill associated with this business, which was originally acquired in 1987. As a result, the Company recorded at December 31, 1995 impairment charges of $0.9 million to write-down the carrying value of the related goodwill to its estimated net realizable value.

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

NOTE  12.    SEGMENT  INFORMATION

     The Company has classified its operations into five operating segments and revised its segment information accordingly. The operating segments are the five revenue-producing components of the Company for which separate financial information is produced for internal decision making and planning
purposes.    The  segments  are  as  follows:

1. Property and casualty enterprise software and services (generally referred to as the "domestic property and casualty business"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Life and financial solutions enterprise software and services (generally referred to as the "domestic life and financial solutions business"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and financial services markets. In 1995, this segment included the Company's health services unit which was sold in June 1995.

3. International. This segment provides software products, product support, professional services, outsourcing and information services to the property and casualty and life insurance markets primarily in Canada, Europe, Asia and Australia.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. This segment was sold in August 1997.

5.  Life  information  services.   This segment provides information services,
principally  physician  reports  and  medical  histories, to US life insurers.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has adjusted all prior period financial information to reflect these revised classifications.

Information about the Company's operations for the past three years is as follows:


                                                             Year Ended December 31,
                                                         1997        1996          1995
-----------------------------------------------------------------------------------------
                                                                (In Thousands)
REVENUES FROM EXTERNAL CUSTOMERS
  Enterprise software and services
    Property and casualty . . . . . . . . . . . . . .  $250,086   $  216,093   $  193,470
    Life and financial solutions. . . . . . . . . . .   102,593       67,276       54,096
  Life information services . . . . . . . . . . . . .    64,610       64,920       60,128
                                                       ---------  -----------  -----------
      Total US revenues . . . . . . . . . . . . . . .   417,289      348,289      307,694
  International . . . . . . . . . . . . . . . . . . .   165,493      139,941      117,919
                                                       ---------  -----------  -----------
          Total revenues from continuing operations .  $582,782   $  488,230   $  425,613
                                                       =========  ===========  ===========

  Discontinued Operations
    Property and casualty information services. . . .    64,649       93,679      111,689

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
  Enterprise software and services
    Property and casualty . . . . . . . . . . . . . .  $ 71,295   $   65,046   $   55,597
    Life and financial solutions. . . . . . . . . . .    21,647       14,970       17,556**
  Life information services . . . . . . . . . . . . .     3,371        3,321        3,174
  Corporate . . . . . . . . . . . . . . . . . . . . .   (26,624)     (19,638)*    (81,187)*
                                                       ---------  -----------  -----------
      Total US operating income . . . . . . . . . . .    69,689       63,699       (4,860)
  International . . . . . . . . . . . . . . . . . . .    12,462        9,458       24,414
                                                       ---------  -----------  -----------
      Income from continuing operations
           before income taxes. . . . . . . . . . . .    82,151       73,157       19,554
                                                       ---------  -----------  -----------


Equity in earnings of unconsolidated affiliates . . .     1,189            -            -
Other income and expenses . . . . . . . . . . . . . .    (3,583)      (2,677)        (543)
Income taxes. . . . . . . . . . . . . . . . . . . . .    29,833       25,462        9,058
                                                       ---------  -----------  -----------
     Income from continuing operations. . . . . . . .  $ 49,924   $   45,018   $    9,953
                                                       =========  ===========  ===========


DISCONTINUED OPERATIONS
  Property and casualty information services. . . . .  $    533   $    1,568*   $ (10,930)*
  Income taxes (benefit). . . . . . . . . . . . . . .       200          589       (4,116)
                                                       ---------  -----------  -----------
      Discontinued operations, net. . . . . . . . . .  $    333   $      979   $   (6,814)
                                                       =========  ===========  ===========

DEPRECIATION AND AMORTIZATION
  Enterprise software and services
    Property and casualty . . . . . . . . . . . . . .  $ 40,828   $   36,245   $   42,488
    Life and financial solutions. . . . . . . . . . .    12,590       10,429        7,677
  Life information services . . . . . . . . . . . . .     1,828        1,392        1,100
  Corporate . . . . . . . . . . . . . . . . . . . . .       278          172          261
  International . . . . . . . . . . . . . . . . . . .    16,342       13,788        8,882
  Transferred to selling, general and administrative.    (3,153)      (3,261)      (2,046)
                                                       ---------  -----------  -----------
      Total depreciation and amortization . . . . . .  $ 68,713   $   58,765   $   58,362
                                                       =========  ===========  ===========

Discontinued Operations
    Property and casualty information services. . . .       178          255          293

  *Discontinued and Corporate operating income includes special charges and write-offs.
**Includes operating income from the health services unit (divested June 1995) of $1.0 million and a pre-tax gain of $8.1 million on the sale of the unit's business related assets.


                                                 As of December 31,
                                           1997        1996        1995
--------------------------------------------------------------------------
                                                  (In Thousands)
IDENTIFIABLE ASSETS
  Enterprise software and services
    Property and casualty. . . . . . . .  $394,376   $331,539   $ 409,296
    Life and financial solutions . . . .    82,010     90,475      96,491
  Information services
    Property and casualty (discontinued)         -     21,129      20,495
    Life . . . . . . . . . . . . . . . .    14,957     26,140      23,241
  Corporate. . . . . . . . . . . . . . .     8,464     15,168      26,746
                                          ---------  ---------  ----------
      Total US identifiable assets . . .   499,807    484,451     576,269
  International. . . . . . . . . . . . .   142,881    123,232     135,949
  Eliminations . . . . . . . . . . . . .   (24,282)   (26,297)   (179,482)
                                          ---------  ---------  ----------
      Total identifiable assets. . . . .  $618,406   $581,386   $ 532,736
                                          =========  =========  ==========


LONG-LIVED ASSETS
  US . . . . . . . . . . . . . . . . . .  $361,383   $345,641   $ 303,341
  International. . . . . . . . . . . . .    71,214     75,403      63,802
                                          ---------  ---------  ----------
      Total long-lived assets. . . . . .  $432,597   $421,044   $ 367,143
                                          =========  =========  ==========




NOTE  13.    SIGNIFICANT  RISKS  AND  UNCERTAINTIES

     The Company's operating results and financial condition may be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

     Currently, the Company's business is focused principally within the global property and casualty and life insurance and financial services industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

     Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

     The timing and amount of the Company's revenues are subject to a number of factors, including, but not limited to, the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facility, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

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

                    POLICY MANAGEMENT SYSTEMS CORPORATION
                 QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
                                 (Unaudited)


                                            First     Second     Third      Fourth
                                           Quarter    Quarter   Quarter    Quarter
--------------------------------------------------------------------------------------
                                             (In Thousands, Except Per Share Data)
1997
Revenues. . . . . . . . . . . . . . . . .  $131,187   $140,628   $147,659   $163,308
Operating income. . . . . . . . . . . . .    16,307     17,666     21,323     26,855
Other income and expenses, net. . . . . .      (790)    (1,012)    (1,007)      (774)
Income from continuing operations
  before income taxes . . . . . . . . . .    15,886     16,975     20,590     26,306
Discontinued operations, net. . . . . . .       171         95         67          -
Net income. . . . . . . . . . . . . . . .  $ 10,092   $ 10,694   $ 12,937   $ 16,534
Basic earnings per share. . . . . . . . .  $   0.56   $   0.59   $   0.71   $   0.90
Diluted earnings per share. . . . . . . .  $   0.55   $   0.58   $   0.68   $   0.85

1996
Revenues. . . . . . . . . . . . . . . . .  $109,937   $114,007   $123,069   $141,217
Operating income. . . . . . . . . . . . .    17,967     24,735     14,651     15,804
Other income and expenses, net. . . . . .      (115)      (432)    (1,099)    (1,031)
Income from continuing operations
  before income taxes . . . . . . . . . .    17,852     24,303     13,552     14,773
Discontinued operations, net. . . . . . .        74        206        403        296
Net income. . . . . . . . . . . . . . . .  $ 11,628   $ 15,803   $  9,007   $  9,559
Basic earnings per share. . . . . . . . .  $   0.60   $   0.85   $   0.50   $   0.53
Diluted earnings per share. . . . . . . .  $   0.59   $   0.83   $   0.49   $   0.52

1995
Revenues. . . . . . . . . . . . . . . . .  $101,424   $104,393   $104,459   $115,337
Operating income (loss) . . . . . . . . .    19,904     18,383     18,370    (37,103)
Other income and (expenses), net. . . . .      (268)      (292)        (4)        21
Income (loss) from continuing operations
  before income taxes (benefit) . . . . .    19,636     18,091     18,366    (37,082)
Discontinued operations, net. . . . . . .      (945)      (854)      (781)    (4,234)
Net income (loss) . . . . . . . . . . . .  $ 11,320   $ 12,090   $ 11,594   $(31,865)
Basic earnings (loss) per share . . . . .  $   0.58   $   0.62   $   0.60   $  (1.64)
Diluted earnings (loss) per share . . . .  $   0.58   $   0.61   $   0.58   $  (1.64)

     The  results  of  operations in 1996 reflect a litigation related pre-tax charge recorded in the fourth quarter of $6.0 million.  Additionally, the Company recorded a litigation  related  pre-tax  gain  of  $9.4  million  in  the  third  quarter.

     The results of operations in 1995 reflect special charges recorded in the fourth quarter  of  $58.6  million  (after  taxes  $42.9  million,  or  $2.21  per  share).
Additionally, the Company recorded credits of $1.7 million (after taxes $1.0 million, or $.05 per share) and charges of $7.9 million (after taxes $4.9 million or $0.25 per share),  in  the  first  and  second  quarters,  respectively.  On June 30, 1995, the
Company  sold  its  health  services unit and recorded a pre-tax gain of $8.1 million
(after  taxes  $6.7  million,  or  $0.35  per  share).

     For  a  further  discussion  of  these  special charges/credits see Management's
Discussion  and Analysis of Financial Condition and Results of Operations and Note 11
of  Notes  to  Consolidated  Financial  Statements.

                                                                  SCHEDULE II

                    POLICY MANAGEMENT SYSTEMS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions
                                                             ----------------
                                                    Balance           Charged
                                                       at    Charged    to                 Balance
                                                   Beginning   to      Other               at End
Description                                        of Period Expenses Accounts Deductions  of Period
--------------------------------------------------------------------------------------------------
                                                                  (In Thousands)
Allowance for uncollectible amounts
Year ended December 31, 1997. . . . . . . . . . .  $   883    3,750       -    (2,005)(1)  $ 2,628

Allowance for uncollectible amounts
Year ended December 31, 1996. . . . . . . . . . .  $ 2,042      687       -    (1,846)(1)  $   883

Allowance for uncollectible amounts
Year ended December 31, 1995. . . . . . . . . . .  $ 1,024    1,201       -      (183)(1)  $ 2,042


Accrued restructuring and lease termination costs
Year ended December 31, 1997. . . . . . . . . . .  $ 3,818    109(2)      -    (2,416)(3)  $ 1,511

Accrued restructuring and lease termination costs
Year ended December 31, 1996. . . . . . . . . . .  $13,895    434(2)      -   (10,511)(3)  $ 3,818

Accrued restructuring and lease termination costs
Year ended December 31, 1995. . . . . . . . . . .  $16,444  3,850(2)      -    (6,399)(3)  $13,895


Allowance for deferred tax assets
Year ended December 31, 1997. . . . . . . . . . .  $ 2,804        -    (204)           -   $ 2,600

Allowance for deferred tax assets
Year ended December 31, 1996. . . . . . . . . . .  $ 3,090        -    (286)           -   $ 2,804

Allowance for deferred tax assets
Year ended December 31, 1995. . . . . . . . . . .  $     -        -   3,090            -   $ 3,090

Notes:
   (1)  Write-off  of  amounts  uncollectible.
   (2)  Principally  relates  to  amounts estimated for employee severance and outplacement and to ongoing lease obligations and/or terminations for the planned future abandonment of certain leased office  facilities,  including  credit  amounts  for  changes  in  these  estimates.
   (3)  Principally  cash  payments  related  to  lease  terminations  and  employee severance and outplacement  costs.

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS
POLICY  MANAGEMENT  SYSTEMS  CORPORATION

     Our report on the consolidated financial statements of Policy Management Systems Corporation is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.


     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 10, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Election of Directors" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM  11.    EXECUTIVE  COMPENSATION

     The section of the Company's 1998 Proxy Statement titled "Compensation Plans and Arrangements" is incorporated herein by reference.

ITEM  12.    SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections of the Company's 1998 Proxy Statement titled "Principal Stockholders" and "Stock Ownership of Directors, Director Nominees and Executive Officers" are incorporated herein by reference.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The  sections  of  the  Company's  1998  Proxy  Statement titled "Certain
Transactions" and "Compensation Committee Interlocks and Insider Participation" are incorporated herein by reference.

                                   PART IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  SCHEDULES

     See Index to Consolidated Financial Statements and Supplementary Data on page 25.

EXHIBITS  FILED

     Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index.

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's employee stock purchase plan will be furnished to the Commission when the information becomes available:

     Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1997 is incorporated herein by reference.

FORM  8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)     POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)     /s/     Timothy V. Williams
DATE  March 18, 1998          Timothy V. Williams, Executive Vice President
          and Chief Financial Officer


BY (SIGNATURE)     /s/     Jacques E. McCormack
DATE  March 18, 1998          Jacques E. McCormack, Vice President,
          Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)     /s/     G. Larry Wilson
(NAME AND TITLE)          G. Larry Wilson, Chairman of the Board of Directors,
DATE  March 18, 1998          President and Chief Executive Officer


BY (SIGNATURE)     /s/     Alfred R. Berkeley, III
(NAME AND TITLE)          Alfred R. Berkeley, III, Director
DATE  March 18, 1998


BY (SIGNATURE)     /s/     Donald W. Feddersen
(NAME AND TITLE)          Donald W. Feddersen, Director
DATE  March 18, 1998


BY (SIGNATURE)     /s/     Dr. John M. Palms
(NAME AND TITLE)          Dr. John M. Palms, Director
DATE  March 18, 1998


BY (SIGNATURE)     /s/     Joseph D. Sargent
(NAME AND TITLE)          Joseph D. Sargent, Director
DATE  March 18, 1998


BY (SIGNATURE)     /s/     John P. Seibels
(NAME AND TITLE)          John P. Seibels, Director
DATE  March 18, 1998


BY (SIGNATURE)     /s/     Richard G. Trub
(NAME AND TITLE)          Richard G. Trub, Director
DATE  March 18, 1998

                     POLICY MANAGEMENT SYSTEMS CORPORATION

                                 EXHIBIT INDEX

Exhibit
Number

 3.          ARTICLES  OF  INCORPORATION  AND  BY-LAWS

A. Bylaws of the Company, as amended through July 19, 1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

B. Articles of Incorporation of the Company, as amended through October 13, 1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 4.          INSTRUMENTS  DEFINING  THE  RIGHTS OF SECURITY HOLDERS, INCLUDING
INDENTURES

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

A. Policy Management Systems Corporation 1986 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1986, and is incorporated herein by reference)

B. Conformed copy of Development and Marketing Agreement between International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

C. Policy Management Systems Corporation 1989 Stock Option Plan (File No. 0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

D. Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

E. Employment Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

F. Stock Option/Non-Compete Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

G. Shareholders' Agreement, dated April 26, 1994, among Policy Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

H. Registration Rights Agreement, dated April 26, 1994, among Policy Management Systems Corporation, General Atlantic Partners 14, L.P. and GAP Coinvestment Partners (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

I. Employment Agreement with Timothy V. Williams (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

J. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

K. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

L. Stock Option Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

M. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

N. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

O. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

P. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as Exhibits to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

Q. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

R. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

S. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

T. Stock Option/Non-Compete Agreement Amendment No. 1 dated November 8, 1995, to Stock Option/Non-Compete Agreement dated July 20, 1995, with Paul R. Butare (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

U. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

V. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

W. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

X. Shareholders Agreement dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

Y. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

Z. Employment Agreement Form dated November 7, 1996, for Messrs. Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

AA.          Stock Option/Non-Compete Agreement with Stephen G. Morrison dated
October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

BB.          Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

CC.        Annual Bonus Program for Executive Officers (filed as an Exhibit to
Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

DD.          Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

EE. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

FF.       Credit Agreement dated as of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

GG.     Employment Agreement dated January 1, 1998, and Addendum No. 1 thereto dated  January  26,  1998,  with  Donald  A.  Coggiola  (filed  herewith)

21.          SUBSIDIARIES  OF  THE  REGISTRANT

A.       Filed  herewith

23.          CONSENTS  OF  EXPERTS  AND  COUNSEL

A.       Consent  of  Coopers  &  Lybrand  filed  herewith

27.          FINANCIAL  DATA  SCHEDULES

A.       1997  filed  herewith  (EDGAR  version  only)

B.       1996 and 1995, as restated, filed herewith (EDGAR version only)

C. First Quarter 1997 and 1996, as restated, filed herewith (EDGAR version only)

D. Six Months Ended 1997 and 1996, as restated, filed herewith (EDGAR version only)

E. Nine Months Ended 1997 and 1996, as restated, filed herewith (EDGAR version only)