Form 10-Q
period 1998-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1998-05-12
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1998
                         Commission file number 1-0557


                     POLICY MANAGEMENT SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


       SOUTH CAROLINA                             57-0723125
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification No.)


ONE PMSC CENTER (PO BOX TEN)
BLYTHEWOOD, SC (COLUMBIA, SC)                   29016 (29202)
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

         18,393,268 Common shares, $.01 par value, as of May 8, 1998.


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                         POLICY MANAGEMENT SYSTEMS CORPORATION

                                           INDEX

PART  I.FINANCIAL  INFORMATION                                              PAGE

Item 1. Financial Statements

Consolidated Statements of Income for the Three Months Ended March 31, 1998
 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 . . .   4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
 Income for the Three Months Ended March 31, 1998 and 1997 . . . . . . . . .   5

Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                    PART I
                             FINANCIAL INFORMATION
                     POLICY MANAGEMENT SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months
                                                    Ended March 31,
                                                   1998         1997
                                                     (Unaudited)
----------------------------------------------------------------------
                                         (In Thousands, Except Per Share Data)
REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 28,737   $ 26,230
 Services. . . . . . . . . . . . . . . . . . . .   111,684     88,853
                                                  ---------  ---------
                                                   140,421    115,083
                                                  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
  Employee compensation & benefits . . . . . . .    62,964     47,329
  Computer and communications expenses . . . . .     8,599      7,834
  Depreciation and amortization of
   property, equipment and
   capitalized software costs. . . . . . . . . .    15,830     13,832
  Other costs & expenses . . . . . . . . . . . .     7,032      5,761
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . . . .    22,725     22,112
 Amortization of goodwill and
   other intangibles . . . . . . . . . . . . . .     2,423      2,472
                                                  ---------  ---------
                                                   119,573     99,340
                                                  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . .    20,848     15,743

Equity in earnings of
   unconsolidated affiliates . . . . . . . . . .       205        370

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .       502        427
  Interest expense and other charges . . . . . .      (927)    (1,217)
                                                  ---------  ---------
                                                      (425)      (790)
                                                  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . . . . . . .    20,628     15,323
Income taxes . . . . . . . . . . . . . . . . . .     7,761      5,718
                                                  ---------  ---------
INCOME FROM CONTINUING OPERATIONS. . . . . . . .    12,867      9,605

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income
    taxes of $215 and $351, respectively . . . .       322        487
                                                  ---------  ---------

Net income . . . . . . . . . . . . . . . . . . .  $ 13,189   $ 10,092
                                                  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.70   $   0.53
  Income from discontinued operations. . . . . .      0.02       0.03
                                                  ---------  ---------
                                                  $   0.72   $   0.56
                                                  =========  =========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.65   $   0.52
  Income from discontinued operations. . . . . .      0.02       0.03
                                                  ---------  ---------
                                                  $   0.67   $   0.55
                                                  =========  =========


Weighted average common shares . . . . . . . . .    18,344     18,179
Weighted average common shares assuming dilution    19,562     18,400


See  accompanying  notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)  (Audited)
                                                  March 31,  December 31,
                                                    1998        1997
                                                  --------    --------
                                      (In Thousands, Except Share Data)
Assets
Current assets
 Cash and equivalents                              $ 19,591   $ 32,179
 Marketable securities                                   20      3,280
 Receivables, net of allowance for uncollectible
  amounts of $2,441 ($2,628 at 1997)                127,264    128,789
 Income tax receivable                                1,116      1,098
 Deferred income taxes                                6,135      3,628
 Other                                               22,249     16,835
                                                   ---------  ---------
   Total current assets                             176,375    185,809

Property and equipment, at cost less accumulated
 depreciation and amortization of $145,847
 ($139,522 at 1997)                                 118,453    116,433
Receivables                                           2,888      3,271
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net                  68,179     69,125
Capitalized software costs, net                     210,898    204,118
Deferred income taxes                                21,777     21,996
Investments                                           8,379     11,066
Other                                                 4,718      2,547
                                                   ---------  ---------
     Total assets                                  $615,708   $618,406
                                                   =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 48,534   $ 57,345
 Accrued restructuring charges                          124        145
 Accrued contract termination costs                     619        830
 Current portion of long-term debt                    5,686      1,191
 Income taxes payable                                 8,707      7,499
 Unearned revenues                                   16,525     18,806
 Other                                                  396        397
                                                   ---------  ---------
   Total current liabilities                         80,591     86,213

Long-term debt                                       19,443     37,714
Deferred income taxes                                86,715     80,496
Accrued restructuring charges                         1,413      1,366
Other                                                 3,104      2,121
                                                   ---------  ---------
    Total liabilities                               191,266    207,910
                                                   ---------  ---------

Commitments and contingencies (Note 2)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 18,398,652 shares issued and
 outstanding (18,339,304 at December 31, 1997)          184        183
Additional paid-in capital                          113,154    112,090
Retained earnings                                   319,556    306,367
Accumulated other comprehensive income               (8,452)    (8,144)
                                                   ---------  ---------
    Total stockholders' equity                      424,442    410,496
                                                   ---------  ---------
     Total liabilities and stockholders' equity    $615,708   $618,406
                                                   =========  =========

See accompanying notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                          Accumulated
                                     Additional              Other
                              Common  Paid-In   Retained Comprehensive
                               Stock  Capital   Earnings     Income    Total
-------------------------------------------------------------------------------
                                              (Dollars In Thousands)

BALANCE, DECEMBER 31, 1996 . .  $182   $106,104   $256,110  $   856   $363,252

Net income . . . . . . . . . .     -          -     10,092        -     10,092
Other comprehensive income,
  net of tax:
    Foreign currency
      translation adjustment .     -          -          -   (2,727)    (2,727)
    Unrealized gain (loss) on
      marketable securities. .     -          -          -        1          1
Stock options exercised
  (215 shares) . . . . . . . .     -          7          -        -          7
                                -----  ---------  --------  --------  ---------

BALANCE, MARCH 31, 1997. . . .  $182   $106,111   $266,202  $(1,870)  $370,625
                                =====  =========  ========  ========  =========


BALANCE, DECEMBER 31, 1997 . .  $183   $112,090   $306,367  $(8,144)  $410,496

Net income . . . . . . . . . .     -          -     13,189        -     13,189
Other comprehensive income,
  net of tax:
    Foreign currency
      translation adjustment .     -          -          -     (300)      (300)
    Unrealized gain (loss) on
      marketable securities. .     -          -          -       (8)        (8)
Stock options exercised
  (205,748 shares) . . . . . .     2     11,023          -        -     11,025
Repurchase of 146,400 shares
  of common stock. . . . . . .    (1)    (9,959)         -        -     (9,960)
                                -----  ---------  --------  --------  ---------

BALANCE, MARCH 31, 1998. . . .  $184   $113,154   $319,556  $(8,452)  $424,442
                                =====  =========  ========  ========  =========


See accompanying notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                     1998        1997
                                                   --------    --------
                                                      (In Thousands)
Operating  Activities
 Net income                                        $ 13,189   $ 10,092
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     19,718     17,530
   Deferred income taxes                              3,264        320
   Provision for uncollectible accounts                   -        742
   Impairment and restructuring charges                   -        444
 Changes in assets and liabilities:
   Accrued restructuring and lease
    termination costs                                    26     (1,170)
   Receivables                                        2,102     (4,133)
   Income taxes receivable                              (18)        27
   Accounts payable and accrued expenses             (9,155)   (10,849)
   Income taxes payable                               1,208      3,618
 Other, net                                          (9,522)     1,009
                                                   ---------  ---------
      Cash provided by operations                    20,812     17,630
                                                   ---------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities                                     3,257        250
 Proceeds from sales of held-to-
  maturity securities                                 2,969          -
 Acquisition of property and equipment               (9,244)    (7,717)
 Capitalized internal software development
  costs                                             (14,880)   (14,368)
 Business acquisition                                (2,688)         -
 Proceeds from disposal of property and
  equipment                                             200        130
                                                   ---------  ---------
      Cash used by investing activities             (20,386)   (21,705)
                                                   ---------  ---------

Financing Activities
 Payments on long-term debt                         (18,271)   (23,456)
 Proceeds from borrowing under credit facility        4,495     15,238
 Issuance of common stock under stock
  option plans                                       11,025          7
Repurchase of common stock                           (9,960)         -
                                                   ---------  ---------
      Cash used by financing activities             (12,711)    (8,211)
                                                   ---------  ---------

Effect of exchange rate changes on cash                (303)       158
Net decrease in cash and equivalents                (12,588)   (12,128)
Cash and equivalents at beginning of period          32,179     22,121
                                                   ---------  ---------
Cash and equivalents at end of period              $ 19,591   $  9,993
                                                   =========  =========

Supplemental Information
 Interest paid                                     $  1,058   $  1,182
 Income taxes paid                                    1,123      1,305


See  accompanying  notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


NOTE  1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements of Policy Management Systems Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimated. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K.

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):

                                   Three Months
                                  Ended March 31,
                                  --------------
                                   1998   1997
                                  ------ -------
Weighted Average Shares
-----------------------
Basic EPS. . . . . . . . . . . .  18,344  18,179
Effect of common stock options .   1,218     221
                                  ------  ------
Diluted EPS. . . . . . . . . . .  19,562  18,400
                                  ======  ======

     Options to purchase 17,550 and 375,000 shares of common stock at $78.94 and $81.90 per share, respectively, were outstanding but were not included in the computation of diluted EPS for 1998 because the options' exercise prices were greater than the average market price for the Company's common stock for the period.

NEW  ACCOUNTING  STANDARDS

     In  June  1997,  Statement  of  Financial  Accounting  Standards No. 130,
"Reporting  Comprehensive  Income"  ("SFAS  130"),  was  issued.    SFAS  130
establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 at January 1, 1998 and has included the appropriate disclosures in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company adopted SOP 97-2 at January 1, 1998. The adoption did not have a material impact on the Company's financial statements.

     In February 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998, with earlier adoption encouraged. The Company adopted SOP 98-1 at January 1, 1998. The adoption did not have a material effect on the Company's financial statements.

OTHER  MATTERS

     Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE  2.          CONTINGENCIES

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

NOTE  3.          SEGMENT  INFORMATION

     The Company's operating segments are the five revenue-producing components of the Company for which separate financial information is produced for internal decision making and planning purposes. The segments are as follows:

1. Property and casualty enterprise software and services (generally referred to as the "domestic property and casualty business"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Life and financial solutions enterprise software and services (generally referred to as the "domestic life and financial solutions business"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and related financial services markets.

3. International. This segment provides software products, product support, professional services, outsourcing and information services to the property and casualty and life insurance markets primarily in Canada, Europe, Asia and Australia.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. This segment was sold in August 1997 and is presented as a discontinued operation.

5. Life information services. This segment provides information services, principally physician reports and medical histories, to US life insurers. This segment is in the process of being sold and is presented as a discontinued operation.

Information about the Company's operations for the three months ended March 31, 1998 and 1997 is as follows:

                                                Three Months
                                               Ended March 31,
                                             -------------------
                                               1998       1997
                                             --------   --------
                                                (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 67,951   $ 56,274
  Life and financial solutions. . . . . . .    30,425     20,155
                                             ---------  ---------
    Total US revenues . . . . . . . . . . .    98,376     76,429
  International . . . . . . . . . . . . . .    42,045     38,654
                                             ---------  ---------
    Total revenues from
       continuing operations. . . . . . . .  $140,421   $115,083
                                             =========  =========

 Discontinued Operations
  Information Services
   Property and casualty. . . . . . . . . .  $      -   $ 24,069
   Life . . . . . . . . . . . . . . . . . .     7,125     16,104

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 17,460   $ 15,517
  Life and financial solutions. . . . . . .     6,879      3,918
  Corporate and US administrative . . . . .    (6,491)    (4,730)
                                             ---------  ---------
    Total US operating income . . . . . . .    17,848     14,705
                                             ---------  ---------

  International . . . . . . . . . . . . . .     4,962      2,534
  International administrative. . . . . . .    (1,962)    (1,496)
                                             ---------  ---------
    Total international . . . . . . . . . .     3,000      1,038
                                             ---------  ---------
      Operating income. . . . . . . . . . .    20,848     15,743
                                             ---------  ---------

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       205        370
Other income and expenses . . . . . . . . .      (425)      (790)
Income taxes. . . . . . . . . . . . . . . .     7,761      5,718
                                             ---------  ---------
  Income from continuing operations . . . .  $ 12,867   $  9,605
                                             =========  =========

DISCONTINUED OPERATIONS
 Information Services
  Property and casualty . . . . . . . . . .  $      -   $    274
  Life. . . . . . . . . . . . . . . . . . .       560        564
  Other income and expenses . . . . . . . .       (23)         -
  Income taxes. . . . . . . . . . . . . . .       215        351
                                             ---------  ---------
   Discontinued operations, net . . . . . .  $    322   $    487
                                             =========  =========

NOTE 4.     DISCONTINUED OPERATIONS

     The Company has signed a definitive agreement to sell its life information services business segment. This transaction is expected to be concluded in the second quarter of 1998 and the Company does not anticipate any material gain or loss. The operations of this segment are presented as discontinued operations in the accompanying Consolidated Statement of Operations. The following is a description of the estimated assets to be disposed of (in thousands):

                                                  March 31,
                                                    1998
                                                   ------
Current assets
 Receivables, net of allowance for uncollectible
   amounts of $39. . . . . . . . . . . . . . . .  $ 6,908
 Other . . . . . . . . . . . . . . . . . . . . .    1,735
                                                  -------
                                                    8,643
Property and equipment, at cost less accumulated
   depreciation and amortization of $7,987 . . .    5,000
Goodwill and other intangibles, net. . . . . . .    5,166
Capitalized software costs, net. . . . . . . . .    1,272
Other. . . . . . . . . . . . . . . . . . . . . .       58
                                                  -------
  Total assets . . . . . . . . . . . . . . . . .  $20,139
                                                  =======

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                             RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                           1998 vs. 1997
                                                              Percent
                                 Percentage of Revenues Increase (Decrease)
                                 ---------------------- ------------------
                                          Three               Three
                                       Months Ended           Months
                                        March 31,             Ended
                                      -------------
                                       1998    1997          March 31
                                      -----   -----         ----------
Revenues
 Licensing . . . . . . . . . . . . .   20.5%   22.8%           9.6%
 Services. . . . . . . . . . . . . .   79.5    77.2           25.7
                                      ------  ------
                                      100.0   100.0           22.0
Operating expenses
 Cost of revenues
  Employee compensation and benefits   44.9    41.1           33.0
  Computer & communication expenses.    6.1     6.8            9.8
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .   11.3    12.0           14.4
  Other costs & expenses . . . . . .    5.0     5.0           22.1
 Selling, general &
   administrative expenses . . . . .   16.2    19.2            2.8
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.7     2.2           (2.0)
                                      ------  ------
                                       85.2    86.3            20.4
Operating income . . . . . . . . . .   14.8    13.7            32.4
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.2     0.4           (44.6)
Other income and expenses. . . . . .   (0.3)   (0.7)          (46.2)
                                      ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   14.7    13.4            34.6
Income taxes . . . . . . . . . . . .    5.5     5.0            35.7
                                      ------  ------
Income from continuing operations. .    9.2     8.4            34.0
Discontinued operations, net . . . .    0.2     0.4           (33.9)
                                      ------  ------
Net income . . . . . . . . . . . . .    9.4%    8.8%           30.7%
                                      ======  ======

REVENUES
                                    Three Months
                                   Ended March 31,
                                 ------------------
  Licensing                        1998       1997      Change
                                 -------    -------     ------
                                (Dollars in Millions)
Initial charges . . . . . . . .  $  12.6    $  11.3       11.6%
Monthly charges . . . . . . . .     16.1       14.9        8.0
                                 --------   --------     ------
                                 $  28.7    $  26.2        9.6%
                                 =======    =======      ======

Percentage of total revenues . .   20.5%      22.8%
                                 -------    -------

     Initial license revenues increased $1.3 million from the first quarter of 1997 to the first quarter of 1998, with the following increases or decreases by business segment: domestic property and casualty up 77.5% ($2.3 million); life insurance and financial solutions down 21.7% ($0.9 million); and international down 2.2% ($0.1 million).

     Initial license charges for the first quarter of 1998 include right-to-use licenses of $4.9 million. The right-to-use licenses represent acquisitions by certain customers of perpetual rights. This compares to $1.0 million in right-to-use licenses for the same period of 1997.

     Monthly license charges increased $1.2 million from the first quarter of 1997 to the first quarter of 1998 with the following increases by business segment: domestic property and casualty up 2.1% ($0.2 million); life insurance and financial solutions up 23.7% ($0.6 million); and international up 11.1% ($0.4 million). These increases are related to the increase in licensing  activity  over  the  last  several  quarters.

     Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed and such licensing activity can vary dramatically from quarter to quarter, there can be significant fluctuations in revenue from quarter to quarter. Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues for each of the periods presented:


                          1998            1997                     1996
                         ----- --------------------------- -------------------
                          1st    4th    3rd    2nd    1st   4th    3rd    2nd
                         ----- --------------------------- -------------------
                                         (Dollars in Millions)

Initial license revenues  $12.6  $25.1  $16.9  $16.6  $11.3  $19.4  $10.0 $12.0
% of total revenues         9.0%  17.0%  12.8%  13.4%   9.8%  15.5%   9.3% 12.4%

                                   Three Months
                                  Ended March 31,
                                 -----------------
  Services                        1998       1997       Change
                                 ------    -------     ------
                                (Dollars In Millions)
Professional and outsourcing . . $110.8     $ 87.2       27.1%
Information. . . . . . . . . . .    0.1        0.2      (29.4)
Other. . . . . . . . . . . . . .    0.8        1.5      (49.2)
                                 ------     ------     ------
                                 $111.7     $ 88.9       25.7%
                                 ======     ======     =======

Percentage of total revenues . .  79.5%      77.2%
                                 ------     ------

     Professional and outsourcing services revenues increased $23.6 million from the first quarter of 1997 to the first quarter of 1998, with the following increases by business segment: domestic property and casualty up 22.7% ($9.8 million); life insurance and financial solutions up 78.0% ($10.5 million); and international up 10.9% ($3.3 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers.


OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 33.0% for the first quarter 1998 compared with the first quarter of 1997, principally the result of increased salaries and related costs associated with the growth in staffing in professional services business units. Compensation and benefits increased
24.8% ($3.7 million) internationally, while domestic increased 36.9% ($11.9 million).

     Computer and communications expenses increased 9.8% for the first quarter 1998 compared with the first quarter of 1997, principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international professional services operations.

     Depreciation and amortization of property, equipment and capitalized software costs increased 14.4% for the first quarter 1998 compared with the first quarter of 1997, principally due to higher amortization expense resulting from the recent release of the Company's S3+ property and casualty insurance client/server software systems. In addition, depreciation expense increased due to the Company's increased investment in its information technology equipment and expanded facilities costs.

     Other operating costs and expenses increased 22.1% for the first quarter 1998 compared with the first quarter of 1997 principally due to increased facility and travel costs.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses remained relatively unchanged.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles remained relatively unchanged.


STRATEGIC  ALLIANCES

     Microsoft. In April 1998, the Company announced a new strategic business alliance with Microsoft Corporation. Under this strategic alliance, the Company and Microsoft will engage in joint development, sales and marketing  activities  geared  toward  the  insurance  and  related  financial
services  industries.    This  alliance  is  not  exclusive.

     Lockheed Martin. In March 1998, the Company announced an agreement in principle to form a strategic alliance with Integrated Business Solutions, a unit of Lockheed Martin Corporation ("Lockheed"). Under the terms of this agreement the Company will turn over operation of its Blythewood, South
Carolina, data center to Lockheed in the third quarter of 1998. The exact terms and conditions of the agreement continue to be negotiated. The consolidated financial statements contained herein do not include any effect of this agreement.


OPERATING  INCOME

     First quarter 1998 operating income increased 32.4% compared with the 1997 first quarter. Property and casualty insurance operating income increased 12.5%, domestic life insurance operating income increased 75.6% and international operating income increased 95.7%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues.


OTHER  INCOME  AND  EXPENSE

     Interest expense decreased 23.8% for the first quarter 1998 compared with the first quarter of 1997, principally due to lower levels of borrowed funds under the Company's credit facility. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first quarter of 1998 was 5.9%.


INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.7% and 37.6% for the three months ended March 31, 1998 and 1997, respectively. The effective rate for the first quarter of 1998 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED  OPERATIONS

     Income from operations of the discontinued operations decreased 33.9% for the first quarter 1998 compared with the first quarter of 1997, principally due to 1997 results including the discontinued property and casualty information services segment, which was sold in August 1997, as well as the discontinued life information services business. 1998 results include the discontinued life information services segment only.


                        LIQUIDITY AND CAPITAL RESOURCES

                               March 31, December 31,
                                 1998       1997
--------------------------------------------------
                             (Dollars in Millions)
Cash and equivalents, marketable
  securities, and investments. .  $ 28.0   $ 46.5
Current assets . . . . . . . . .   176.4    185.8
Current liabilities. . . . . . .    80.6     86.2
Working capital. . . . . . . . .    95.8     99.6
Long-term debt . . . . . . . . .    19.4     37.7


                                       Three Months Ended
                                            March 31,
                                          1998     1997
---------------------------------------------------------
                                    (Dollars in Millions)
Cash provided by operations . . . . . . $ 20.8   $ 17.6
Cash used for investing activities. . .  (20.4)   (21.7)
Cash used for financing activities. . .  (12.7)    (8.2)


     The Company's current ratio (current assets divided by current liabilities) stood at 2.2 at March 31, 1998, which management believes is sufficient when combined with the available credit facility to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available (net of amounts outstanding at March 31, 1998) $181 million under its $200 million credit facility. Also, the Company has available (net of amounts outstanding at March 31, 1998) $10.5 million under its $15 million uncommitted operating line of credit with which it may choose to fund temporary operating cash needs.

     During the three months ended March 31, 1998 the Company capitalized software development costs of $14.9 million, principally related to the development of its S3+ client/server property and casualty software, CyberLife object-oriented client/server life insurance software, and

INSURE/90   international  property  and  casualty  solution as well as other ongoing  projects  for  other  domestic  as  well  as  international products.

     Significant expenditures anticipated for the remainder of 1998, excluding any possible business acquisitions or common stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, buildings, building improvements and office furniture, fixtures and equipment and costs relating to the internal development of software systems.

     The Company has historically used the cash generated from operations for development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market conditions, it will continue to use its cash for all of these purposes in the future and that projected cash from operations will be able to meet presently anticipated needs; however, the Company may also consider incurring debt, as discussed above, as needed to accomplish specific objectives in these areas and for other general corporate purposes.


                    FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results and financial condition can be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results:

- Currently, the Company's business is focused principally within the global property and casualty and life insurance and related financial services industries;

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

     The application code of the Company's primary product offerings, S3+, Series II, INSURE/90, POINT , CyberLife and CYBERTEK CK/4 products, were either initially designed or have been updated in their currently available releases to be capable of processing and storing date data with dates in both the twentieth (1900's) and twenty-first (2000's) centuries. The Company is currently conducting an inventory and verifying the Year 2000 readiness of the third-party products with which these Company applications are designed to operate in order to validate that no unanticipated Year 2000 issues exist. In addition, the Company also is in the process of conducting an inventory and assessing other Company and third-party products previously licensed by the Company to customers to determine if any renovation efforts may be required in relation to these products.

In its services offerings, the Company has assessed and commenced Year 2000 remediation of the applications used in processing the data of its Information Technology Outsourcing and Business Process Outsourcing services customers. Some of these remediation efforts are complete and some are still in various stages of coding, testing or implementation. The Company intends to complete these Year 2000 remediation efforts and required testing, in a Year 2000 test environment, prior to the need for these services to process data involving dates in the twenty-first century.

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

                                    PART II
                               OTHER INFORMATION

                     POLICY MANAGEMENT SYSTEMS CORPORATION


ITEM  1.    LEGAL  PROCEEDINGS

     See Note 3, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.


ITEMS  2,  3,  4  AND  5  are  not  applicable


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

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


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     -------------------------------------
                                 (Registrant)




Date:    May  12,  1998          Timothy  V.  Williams
                                 Executive  Vice  President
                                 (Chief  Financial  Officer)

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

DD.          Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

EE. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

FF.       Credit Agreement dated as of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

GG. Employment Agreement dated January 1, 1998, and Addendum No. 1 thereto dated January 26, 1998, with Donald A. Coggiola (filed as an exhibit to Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference)

HH.       Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed herewith)

27.          FINANCIAL  DATA  SCHEDULES

A.        Three Months Ended March 31, 1998 filed herewith (EDGAR version only)

B. Three Months Ended March 31, 1997, as restated, filed herewith (EDGAR version only)