Form 10-K/A
period 1997-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1998-06-30
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

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



(REGISTRANT)              POLICY MANAGEMENT SYSTEMS CORPORATION

Date:   June 30, 1998     By:  Timothy V. Williams
                          Executive Vice President
                          and Chief Financial Officer




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

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1997 is incorporated herein by reference.

FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.