Form 10-Q
period 1998-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1998-08-11
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1998
                        Commission file number 1-10557


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

        36,735,065 Common shares, $.01 par value, as of August 7, 1998.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                     POLICY MANAGEMENT SYSTEMS CORPORATION


                                     INDEX

PART  I.  FINANCIAL  INFORMATION                    PAGE

Item  1.  Financial  Statements

Consolidated Statements of Income for the Three and
Six Months Ended June 30, 1998 and 1997 . . . . . .   3

Consolidated Balance Sheets as of June 30, 1998 and
December 31, 1997 . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Six Months
Ended June 30, 1998 and 1997. . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1998 and 1997 . . . . . .   6

Notes to Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . .  13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . .  24

Item 4. Submission of Matters to a Vote of
  Security Holders. . . . . . . . . . . . . . . . .  24

Item 5. Other Information . . . . . . . . . . . . .  24

Item 6. Exhibits and Reports on Form 8-K. . . . . .  24

Signatures. . . . . . . . . . . . . . . . . . . . .  25


                                           PART I
                                    FINANCIAL INFORMATION
                            POLICY MANAGEMENT SYSTEMS CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months          Six Months
                                                     Ended June 30,        Ended June 30,
                                                    1998       1997       1998       1997
                                                                 (Unaudited)
                                                  ------------------------------------------
                                                     (In Thousands, Except Per Share Data)

REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 29,503   $ 32,322   $ 58,240   $ 58,552
 Services. . . . . . . . . . . . . . . . . . . .   115,386     91,506    227,070    180,359
                                                  ---------  ---------  ---------  ---------
                                                   144,889    123,828    285,310    238,911
                                                  ---------  ---------  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
   Employee compensation & benefits. . . . . . .    64,781     51,131    128,089     98,460
   Computer and communications expenses. . . . .     7,932      8,240     15,745     16,074
   Depreciation and amortization of property,
    equipment and capitalized software costs . .    15,889     14,309     31,553     28,225
   Other costs & expenses. . . . . . . . . . . .     6,572      9,326     12,809     14,995
 Selling, general and administrative expenses. .    24,851     21,742     48,979     43,831
 Amortization of goodwill and other intangibles.     2,489      2,437      4,912      4,909
                                                  ---------  ---------  ---------  ---------
                                                   122,514    107,185    242,087    206,494
                                                  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . .    22,375     16,643     43,223     32,417

Equity in earnings of unconsolidated affiliates.       233        320        438        690

Minority interest. . . . . . . . . . . . . . . .       (30)         -        (30)         -

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .       184        344        686        771
  Interest expense and other charges . . . . . .      (554)    (1,356)    (1,481)    (2,573)
                                                  ---------  ---------  ---------  ---------
                                                      (370)    (1,012)      (795)    (1,802)
                                                  ---------  ---------  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . . . . . . .    22,208     15,951     42,836     31,305
Income taxes . . . . . . . . . . . . . . . . . .     8,226      5,951     15,987     11,681
                                                  ---------  ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS. . . . . . . .    13,982     10,000     26,849     19,624


DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $37, $481, $252 and $820, respectively. .        67        694        389      1,162
  Loss on disposal of discontinued operations
    less applicable income taxes of $2,439 . . .      (453)         -       (453)         -
                                                  ---------  ---------  ---------  ---------
                                                      (386)       694        (64)     1,162
                                                  ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . .  $ 13,596   $ 10,694   $ 26,785   $ 20,786
                                                  =========  =========  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.38   $   0.27   $   0.73   $   0.54
  Income (loss) from discontinued operations . .     (0.01)      0.02          -       0.03
                                                  ---------  ---------  ---------  ---------
                                                  $   0.37   $   0.29   $   0.73   $   0.57
                                                  =========  =========  =========  =========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.35   $   0.27   $   0.68   $   0.53
  Income (loss) from discontinued operations . .     (0.01)      0.02          -       0.03
                                                  ---------  ---------  ---------  ---------
                                                  $   0.34   $   0.29   $   0.68   $   0.56
                                                  =========  =========  =========  =========

Weighted average common shares . . . . . . . . .    36,763     36,373     36,726     36,366
Weighted average common shares assuming dilution    39,675     37,068     39,434     36,934


See accompanying notes


                       POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)  (Audited)
                                                               June 30,  December 31,
                                                                1998        1997
                                                              --------    --------
                                                      (In Thousands, Except Share Data)

Assets
Current assets
 Cash and equivalents. . . . . . . . . . . . . . . . . . . .  $ 25,001   $ 32,179
 Marketable securities . . . . . . . . . . . . . . . . . . .        20      3,280
 Receivables, net of allowance for uncollectible
  amounts of $2,141 ($2,628 at 1997) . . . . . . . . . . . .   113,791    128,789
 Income tax receivable . . . . . . . . . . . . . . . . . . .       670      1,098
 Deferred income taxes . . . . . . . . . . . . . . . . . . .     9,438      3,628
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,054     16,835
                                                              ---------  ---------
   Total current assets. . . . . . . . . . . . . . . . . . .   171,974    185,809

Property and equipment, at cost less accumulated
 depreciation and amortization of $140,001
 ($139,522 at 1997). . . . . . . . . . . . . . . . . . . . .   123,872    116,433
Receivables. . . . . . . . . . . . . . . . . . . . . . . . .     2,320      3,271
Income tax receivable. . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . . .    61,525     69,125
Capitalized software costs, net. . . . . . . . . . . . . . .   212,566    204,118
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    21,773     21,996
Investments. . . . . . . . . . . . . . . . . . . . . . . . .     8,612     11,066
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,632      2,547
                                                              ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $614,315   $618,406
                                                              =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . .  $ 49,510   $ 57,345
 Accrued restructuring charges . . . . . . . . . . . . . . .       303        145
 Accrued contract termination costs. . . . . . . . . . . . .       472        830
 Current portion of long-term debt . . . . . . . . . . . . .     9,191      1,191
 Income taxes payable. . . . . . . . . . . . . . . . . . . .    17,492      7,499
 Unearned revenues . . . . . . . . . . . . . . . . . . . . .    13,964     18,806
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       396        397
                                                              ---------  ---------
   Total current liabilities . . . . . . . . . . . . . . . .    91,328     86,213

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .       443     37,714
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    88,292     80,496
Accrued restructuring charges. . . . . . . . . . . . . . . .     1,236      1,366
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,894      2,121
                                                              ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . .   186,193    207,910
                                                              ---------  ---------

Minority interest. . . . . . . . . . . . . . . . . . . . . .       455          -

Commitments and contingencies (Note 2)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
 36,768,534 shares issued and outstanding
 (18,339,304 at December 31, 1997) . . . . . . . . . . . . .       368        183
Additional paid-in capital . . . . . . . . . . . . . . . . .   104,276    112,090
Retained earnings. . . . . . . . . . . . . . . . . . . . . .   332,968    306,367
Accumulated other comprehensive income . . . . . . . . . . .    (9,945)    (8,144)
                                                              ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . .   427,667    410,496
                                                              ---------  ---------
     Total liabilities and stockholders' equity. . . . . . .  $614,315   $618,406
                                                              =========  =========

See accompanying notes


                     POLICY MANAGEMENT SYSTEMS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                           Accumulated
                                     Additional               Other
                             Common   Paid-In    Retained Comprehensive
                              Stock   Capital    Earnings   Income(1)   Total
                              -----   -------    --------   ---------  -------
                                            (Dollars In Thousands)

BALANCE, DECEMBER 31, 1997. .  $183   $112,090   $306,367   $(8,144)  $410,496

Comprehensive income
 Net income . . . . . . . . .     -          -     26,785         -     26,785
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .     -          -          -    (1,793)    (1,793)
   Unrealized loss on
    marketable securities . .     -          -          -        (8)        (8)
                                                                      ---------
Total comprehensive income                                              24,984
                                                                      ---------

Stock dividend. . . . . . . .   184          -       (184)        -          -
Stock options exercised
  (344,239 shares). . . . . .     4     18,220          -         -     18,224
Repurchase of 341,700 shares
  of common stock . . . . . .    (3)   (26,034)         -         -    (26,037)
                               -----  ---------  ---------  --------  ---------

BALANCE, JUNE 30, 1998. . . .  $368   $104,276   $332,968   $(9,945)  $427,667
                               =====  =========  =========  ========  =========

See accompanying notes

(1) Comprehensive income for the three months ended June 30, 1998 and 1997 was $12,103 and $8,726, respectively.
     Comprehensive income for the six months ended June 30, 1997 was $16,092.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months
                                                     Ended June 30,
                                                    1998        1997
                                                   -------     -------
                                                     (In Thousands)
Operating  Activities
 Net income . . . . . . . . . . . . . . . . . . .  $ 26,785   $ 20,786
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .    39,595     35,063
   Deferred income taxes. . . . . . . . . . . . .     1,542      4,999
   Provision for uncollectible accounts . . . . .        15      1,516
   Minority interest. . . . . . . . . . . . . . .        30          -
   Gain on disposal of discontinued operations. .    (1,986)         -
   Impairment charges . . . . . . . . . . . . . .         -        444
 Changes in assets and liabilities:
   Accrued restructuring and lease
    termination costs . . . . . . . . . . . . . .        29     (2,207)
   Receivables. . . . . . . . . . . . . . . . . .     9,178    (16,236)
   Income taxes receivable. . . . . . . . . . . .       428         18
   Accounts payable and accrued expenses. . . . .    (9,589)    (9,358)
   Income taxes payable . . . . . . . . . . . . .     9,993      1,981
 Other, net . . . . . . . . . . . . . . . . . . .   (17,389)        17
                                                   ---------  ---------
      Cash provided by operations . . . . . . . .    58,631     37,023
                                                   ---------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities . . . . . . . . . . . . . . . .     3,257        250
 Proceeds from sales of held-to-
  maturity securities . . . . . . . . . . . . . .     2,969          -
 Proceeds from sale of business segment . . . . .    23,826          -
 Acquisition of property and equipment. . . . . .   (27,893)   (16,428)
 Capitalized internal software development
  costs . . . . . . . . . . . . . . . . . . . . .   (28,431)   (29,623)
 Business acquisition . . . . . . . . . . . . . .    (2,688)         -
 Investment by minority interest. . . . . . . . .       425          -
 Proceeds from disposal of property and
  equipment . . . . . . . . . . . . . . . . . . .     1,735        805
                                                   ---------  ---------
      Cash used by investing activities . . . . .   (26,800)   (44,996)
                                                   ---------  ---------

Financing Activities
 Payments on long-term debt . . . . . . . . . . .   (41,771)   (77,427)
 Proceeds from borrowing under credit facility. .    12,500     72,138
 Issuance of common stock under stock
  option plans. . . . . . . . . . . . . . . . . .    18,224        691
 Repurchase of common stock . . . . . . . . . . .   (26,037)         -
                                                   ---------  ---------
      Cash used by financing activities . . . . .   (37,084)    (4,598)
                                                   ---------  ---------

Effect of exchange rate changes on cash . . . . .    (1,925)        76
Net decrease in cash and equivalents. . . . . . .    (7,178)   (12,495)
Cash and equivalents at beginning of period . . .    32,179     22,121
                                                   ---------  ---------
Cash and equivalents at end of period . . . . . .  $ 25,001   $  9,626
                                                   =========  =========

Supplemental Information
 Interest paid. . . . . . . . . . . . . . . . . .  $  1,533   $  2,212
 Income taxes paid. . . . . . . . . . . . . . . .     2,725      3,790


See accompanying notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):

                                 Three Months     Six Months
                                Ended June 30,  Ended June 30,
                                --------------  --------------
                                 1998    1997    1998    1997
                                -----   ------  -----   ------
Weighted Average Shares
-----------------------
Basic EPS. . . . . . . . . . .  36,763  36,373  36,726  36,366
Effect of common stock options   2,912     695   2,708     568
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  39,675  37,068  39,434  36,934
                                ======  ======  ======  ======

     Options to purchase 750,000 shares of common stock at $40.95 per share were outstanding but were not included in the computation of diluted EPS for 1998 because the options' exercise price was greater than the average market price of the Company's common stock for the period ending June 30, 1998.

NEW  ACCOUNTING  STANDARDS

     In  June  1997,  Statement  of  Financial  Accounting  Standards No. 130,
"Reporting  Comprehensive  Income"  ("SFAS  130")  was  issued.    SFAS  130
establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 at January 1, 1998 and has included the appropriate disclosures in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income.

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

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific
projected  transactions.    The  Company  was  not  holding  any  derivative
instruments  at  any  of  the  balance  sheet  periods  presented.

OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE 2.     CONTINGENCIES

     The Company is presently involved in litigation which commenced in January of 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $160 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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

5. Life information services. This segment provided information services, principally physician reports and medical histories, to US life insurers. This segment was sold in May 1998 and is presented as a discontinued operation.

Information about the Company's operations for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                Three Months           Six Months
                                                Ended June 30,        Ended June 30,
                                              ----------------      ----------------
                                               1998      1997        1998      1997
                                              ------    ------      ------    ------
                                                           (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 66,618   $ 55,559   $134,569   $111,833
  Life and financial solutions. . . . . . .    33,336     26,369     63,761     46,524
                                             ---------  ---------  ---------  ---------
    Total US revenues . . . . . . . . . . .    99,954     81,928    198,330    158,357
  International . . . . . . . . . . . . . .    44,935     41,900     86,980     80,554
                                             ---------  ---------  ---------  ---------
    Total revenues from
       continuing operations. . . . . . . .  $144,889   $123,828   $285,310   $238,911
                                             =========  =========  =========  =========

 Discontinued Operations
  Information Services
   Property and casualty. . . . . . . . . .  $      -   $ 24,172   $      -   $ 48,241
   Life . . . . . . . . . . . . . . . . . .     4,843     16,800     11,968     32,904

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 16,974   $ 13,277   $ 34,434   $ 28,794
  Life and financial solutions. . . . . . .     7,612      7,259     14,491     11,209
  Corporate and US administrative . . . . .    (7,187)    (7,207)   (13,678)   (11,938)
                                             ---------  ---------  ---------  ---------
    Total US operating income . . . . . . .    17,399     13,329     35,247     28,065
                                             ---------  ---------  ---------  ---------

  International . . . . . . . . . . . . . .     7,074      5,003     12,036      7,537
  International administrative. . . . . . .    (2,098)    (1,689)    (4,060)    (3,185)
                                             ---------  ---------  ---------  ---------
    Total international . . . . . . . . . .     4,976      3,314      7,976      4,352
                                             ---------  ---------  ---------  ---------

      Operating income. . . . . . . . . . .    22,375     16,643     43,223     32,417


Equity in earnings of
  unconsolidated affiliates . . . . . . . .       233        320        438        690
Minority interest . . . . . . . . . . . . .       (30)         -        (30)         -
Other income and expenses . . . . . . . . .      (370)    (1,012)      (795)    (1,802)
Income taxes. . . . . . . . . . . . . . . .     8,226      5,951     15,987     11,681
                                             ---------  ---------  ---------  ---------
  Income from continuing operations . . . .  $ 13,982   $ 10,000   $ 26,849   $ 19,624
                                             =========  =========  =========  =========


DISCONTINUED OPERATIONS
 Information Services
  Property and casualty . . . . . . . . . .  $ (1,018)  $    152   $ (1,018)  $    426
  Life. . . . . . . . . . . . . . . . . . .     3,112      1,023      3,672      1,556
  Other income and expenses . . . . . . . .        (4)         -        (27)         -
  Income taxes. . . . . . . . . . . . . . .     2,476        481      2,691        820
                                             ---------  ---------  ---------  ---------
   Discontinued operations, net . . . . . .  $   (386)  $    694   $    (64)  $  1,162
                                             =========  =========  =========  =========

NOTE 4.     DISCONTINUED OPERATIONS

     The Company sold its life information services segment in May 1998, net of selling expenses, for $23.8 million, resulting in a pretax gain of $3.0 million and an after-tax gain of $0.1 million. The difference in gain for tax purposes primarily results from the inability to deduct goodwill related to the sale for tax purposes. The operations of this segment are presented as discontinued operations in the accompanying Consolidated Statements of Income. See Note 3 for income from operations of the discontinued segment.

     The Company also recognized an additional loss of $0.6 million, net of tax, on the sale of its property & casualty information services segment. This loss is included in discontinued operations in the accompanying
Consolidated  Statements  of  Income.

NOTE  5.          STOCK  SPLIT

     In May 1998, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, whereby each shareholder of record as of June 1, 1998, received on June 15, 1998, one additional share of common stock for each share owned as of the record date. As a result of the split, 18,426,691 shares were issued and $0.2 million was transferred from Retained Earnings to Common Stock. Weighted average common shares outstanding and per share amounts for all periods presented have been restated to reflect the stock split. Share amounts reflected on the Consolidated Balance Sheet and Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income reflect the actual share amounts for each period presented.

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

                             RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                       1998 vs. 1997
                                                                         Percent
                                         Percentage of Revenues     Increase (Decrease)
                                       ---------------------------  -------------------
                                          Three           Six        Three       Six
                                       Months Ended   Months Ended   Months    Months
                                         June 30,       June 30,     Ended     Ended
                                       ------------   ------------
                                        1998   1997    1998   1997       June 30
                                       -----  -----   -----  -----  -----------------

Revenues
 Licensing . . . . . . . . . . . . .   20.4%   26.1%   20.4%   24.5%   (8.7)%   (0.5)%
 Services. . . . . . . . . . . . . .   79.6    73.9    79.6    75.5     26.1     25.9
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0     17.0     19.4
                                      ------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   44.7    41.2    44.9    41.2     26.7     30.1
  Computer & communication expenses.    5.5     6.7     5.5     6.7     (3.7)    (2.0)
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .   11.0    11.6    11.1    11.8     11.0     11.8
  Other costs & expenses . . . . . .    4.5     7.5     4.5     6.3    (29.5)   (14.6)
 Selling, general &
   administrative expenses . . . . .   17.2    17.6    17.2    18.3     14.3     11.7
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.7     2.0     1.7     2.1      2.1      0.1
                                      ------  ------  ------  ------
                                       84.6    86.6    84.9    86.4     14.3     17.2
                                      ------  ------  ------  ------
Operating income . . . . . . . . . .   15.4    13.4    15.1    13.6     34.4     33.3
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.2     0.3     0.2     0.3    (27.2)   (36.5)
Other income and expenses. . . . . .   (0.2)   (0.8)   (0.3)   (0.8)   (63.4)   (55.9)
                                      ------  ------  ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   15.4    12.9    15.0    13.1     39.2     36.8
Income taxes . . . . . . . . . . . .    5.7     5.0     5.6     5.0     38.2     36.9
                                      ------  ------  ------  ------
Income from continuing operations. .    9.7     7.9     9.4     8.1     39.8     36.8
Discontinued operations, net . . . .   (0.3)    0.7       -     0.6   (155.6)  (105.5)
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    9.4%    8.6%    9.4%    8.7%    27.1%    28.9%
                                      ======  ======  ======  ======

                            THREE MONTH COMPARISON

REVENUES

                                Three Months
                               Ended June 30,
                              --------------
  Licensing                    1998    1997   Change
                              -----   -----   ------
                          (Dollars in Millions)
Initial charges. . . . . . .  $13.0   $16.6   (21.6)%
Monthly charges. . . . . . .   16.5    15.7     4.8
                              ------  ------
                              $29.5   $32.3    (8.7)%
                              ======  ======

Percentage of total revenues   20.4%   26.1%
                              ------  ------

     Initial license revenues decreased $3.6 million for the second quarter of 1998 compared to the second quarter of 1997, with the following increases or decreases by business segment: domestic property and casualty down 6.0% ($0.2 million); life insurance and financial solutions down 48.8% ($3.6 million); and international up 3.7% ($0.2 million).

     Initial license charges for the second quarter of 1998 include right-to-use licenses of $2.1 million. The right-to-use licenses represent acquisitions by certain customers of perpetual rights. This compares to $0.9 million in right-to-use licenses for the second quarter of 1997. Initial license charges also include license agreements of $2.2 million for the second quarter of 1998 with the purchaser of the discontinued life information services segment and $1.8 million for the second quarter of 1997 with the purchaser of the discontinued property & casualty information services segment.

     Monthly license charges increased $0.8 million for the second quarter of 1998 compared to the second quarter of 1997 with the following increases or decreases by business segment: domestic property and casualty down 2.5% ($0.2 million); life insurance and financial solutions up 21.5% ($0.6 million); and international up 10.9% ($0.4 million).

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


                             1998                 1997                1996
                         ------------  -------------------------  ------------
                           2nd    1st   4th    3rd    2nd    1st   4th    3rd
                         ------------  -------------------------  ------------
                                          (Dollars in Millions)

Initial license revenues $13.0  $12.6  $25.1  $16.9  $16.6  $11.3  $19.4 $10.0
% of total revenues        9.0%   9.0%  17.0%  12.8%  13.4%   9.8%  15.5%  9.3%

                               Three Months
                               Ended June 30,
                              --------------
  Services                     1998    1997   Change
                              -----   -----   ------
                         (Dollars In Millions)
Professional and outsourcing  $114.1   $90.2   26.5%
Information. . . . . . . . .     0.2     0.2   16.5
Other. . . . . . . . . . . .     1.1     1.1   (3.2)
                              -------  ------
                              $115.4   $91.5   26.1%
                              =======  ======

Percentage of total revenues    79.6%   73.9%
                              -------  ------

     Professional and outsourcing services revenues increased $23.9 million for the second quarter of 1998 compared to the second quarter of 1997, with the following increases by business segment: domestic property and casualty up 28.4% ($11.9 million); life insurance and financial solutions up 61.3% ($9.9 million); and international up 6.5% ($2.1 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers.


OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 26.7% for the second quarter of 1998 compared to the second quarter of 1997, principally the result of increased salaries and related costs associated with the growth in professional services staffing. Compensation and benefits increased 22.4% ($3.5 million) internationally, while domestic increased 28.6% ($10.2 million).

     Computer  and  communications  expenses  remained  relatively  unchanged.

     Depreciation and amortization of property, equipment and capitalized software costs increased 11.0% for the second quarter of 1998 compared to the second quarter of 1997, principally due to higher amortization expense resulting from the recent release of the Company's S3+ property and casualty insurance client/server software systems. In addition, depreciation expense increased due to the Company's increased investment in its information technology equipment.

     Other operating costs and expenses decreased 29.5% for the second quarter of 1998 compared to the second quarter of 1997, principally due to lower consultant, contract loss and bad debt expenses, partially offset by decreased amounts of software development costs capitalized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 14.3% for the second quarter of 1998 compared to the second quarter of 1997, principally due to increased bonus, commission, and other salary costs, partially offset by a decrease in third party commissions.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles remained relatively unchanged.


OPERATING INCOME

     1998 second quarter operating income increased 34.4% compared to 1997 second quarter operating income. Property and casualty insurance operating income increased 27.8%, domestic life insurance operating income increased 4.9% and international operating income increased 41.4%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the respective revenue.


OTHER INCOME AND EXPENSE

     Interest expense decreased 59.1% for the second quarter of 1998 compared to the second quarter of 1997, principally due to lower levels of borrowed funds under the Company's credit facility and capitalization of interest on construction in progress. The average nominal interest rate applicable to borrowings under the Company's credit facility during the second quarter of 1998 was 5.9%.


INCOME TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.0% and 37.3% for the second quarters of 1998 and 1997, respectively. The effective rate for the second quarter of 1998 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED OPERATIONS

     Loss from discontinued operations increased for the second quarter of 1998 compared to the second quarter of 1997, principally due to (i) an additional loss of $0.6 million recognized during the second quarter of 1998 on the sale of the property & casualty information services segment; (ii) partial quarter operating results in the second quarter of 1998 compared to full quarter operating results in the second quarter of 1997 for the life information services segment; and (iii) no operating results in the second quarter of 1998 compared to full quarter operating results in the second quarter of 1997 for the property & casualty information services segment.

                             SIX MONTH COMPARISON

REVENUES

                               Six Months
                              Ended June 30,
                             --------------
  Licensing                   1998    1997   Change
                             -----   -----   ------
                         (Dollars in Millions)
Initial charges. . . . . . .  $25.6   $27.9   (8.1)%
Monthly charges. . . . . . .   32.6    30.7    6.4
                              ------  ------
                              $58.2   $58.6   (0.5)%
                              ======  ======

Percentage of total revenues   20.4%   24.5%
                              ------  ------

     Initial license revenues decreased $2.3 million for the first six months of 1998 compared to the same period in 1997, with the following increases or decreases by business segment: domestic property and casualty up 32.3% ($2.1 million); life insurance and financial solutions down 39.2% ($4.5 million); and international up 1.2% ($0.1 million).

     Initial license charges for the first six months of 1998 include right-to-use licenses of $7.0 million. The right-to-use licenses represent acquisitions by certain customers of perpetual rights. This compares to $1.9 million in right-to-use licenses for the same period of 1997. Initial license charges also include license agreements of $2.2 million for the second quarter of 1998 with the purchaser of the discontinued life information services segment and $1.8 million for the second quarter of 1997 with the purchaser of the discontinued property & casualty information services segment.

     Monthly license charges increased $1.9 million for the first six months of 1998 compared to the same period in 1997, with the following increases or decreases by business segment: domestic property and casualty down 0.3% ($0.1 million); life insurance and financial solutions up 22.6% ($1.2 million); and international up 11.0% ($0.8 million).

                                 Six Months
                               Ended June 30,
                              --------------
  Services                     1998    1997   Change
                              -----   -----   ------
                          (Dollars In Millions)
Professional and outsourcing  $224.9   $177.4    26.8%
Information. . . . . . . . .     0.3      0.3    (5.3)
Other. . . . . . . . . . . .     1.9      2.7   (29.6)
                              -------  -------
                              $227.1   $180.4    25.9%
                              =======  =======

Percentage of total revenues    79.6%    75.5%
                              -------  -------

     Professional and outsourcing services revenues increased $47.5 million for the first six months of 1998 compared to the same period in 1997, with the following increases by business segment: domestic property and casualty up 25.5% ($21.7 million); life insurance and financial solutions up 68.9% ($20.4 million); and international up 8.6% ($5.4 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers.


OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 30.1% for the first six months of 1998 compared to the same period in 1997, principally the result of increased salaries and related costs associated with the growth in professional services staffing. Compensation and benefits increased 22.6% ($6.9 million) internationally, while domestic increased 33.5% ($22.7 million).

     Computer  and  communications  expenses  remained  relatively  unchanged.

     Depreciation and amortization of property, equipment and capitalized software costs increased 11.8% for the first six months of 1998 compared to the same period in 1997, principally due to higher amortization expense resulting from the recent release of the Company's S3+ property and casualty insurance client/server software systems. In addition, depreciation expense increased due to the Company's increased investment in its information technology equipment.

     Other operating costs and expenses decreased 14.6% for the first six months of 1998 compared to the same period in 1997, principally due to lower consultant, contract loss and bad debt expenses, partially offset by increased facility costs and decreased amounts of software development costs capitalized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11.7% for the first six months of 1998 compared to the same period in 1997, principally due to increased bonus, commission, and advertising costs, partially offset by decreased third party commissions.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles remained relatively unchanged.


OPERATING INCOME

     1998 six month operating income increased 33.3% compared with 1997 six month operating income. Property and casualty insurance operating income increased 19.6%, domestic life insurance operating income increased 29.3% and international operating income increased 59.7%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the respective revenue.

OTHER  INCOME  AND  EXPENSE

     Interest expense decreased 42.4% for the first six months of 1998 compared to the same period in 1997, principally due to lower levels of borrowed funds under the Company's credit facility and capitalization of interest on construction in progress. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first six months of 1998 was 5.9%.


INCOME TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.3% and 37.3% for the six months ended June 30, 1998 and 1997, respectively. The effective rate for the first six months of 1998 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED OPERATIONS

     Loss from operations of the discontinued operations increased for the first six months of 1998 compared to the same period in 1997, principally due to (i) an additional loss of $0.6 million recognized during the second quarter of 1998 on the sale of the property & casualty information services segment;
(ii) partial quarter operating results in the second quarter of 1998 compared to full quarter operating results in the second quarter of 1997 for the life information services segment; and (iii) no operating results in the second quarter of 1998 compared to full quarter operating results in the second quarter of 1997 for the property & casualty information services segment.


STRATEGIC ALLIANCES

     Microsoft. In April 1998, the Company announced a new strategic business alliance with Microsoft Corporation. Under this strategic alliance, the Company and Microsoft will engage in joint development, sales and marketing  activities  geared  toward  the  insurance  and  related  financial
services  industries.    This  alliance  is  not  exclusive.

     Lockheed Martin. In March 1998, the Company announced an agreement in principle to form a strategic alliance for systems outsourcing with Integrated Business Solutions, a unit of Lockheed Martin Corporation ("Lockheed Martin"). A Data Processing Services Agreement was completed in June 1998 and under its terms, the Company turned over operation of its Blythewood, South Carolina, data center to Lockheed Martin on July 1, 1998. As part of the transaction, the Company transferred to Lockheed Martin substantially all of the data processing equipment used in the data center operations, at net book value of approximately $10 million, to be paid in January 1999.

                        LIQUIDITY AND CAPITAL RESOURCES


                               June 30, December 31,
                                 1998       1997
---------------------------------------------------
                              (Dollars in Millions)
Cash and equivalents, marketable
  securities, and investments. .  $ 33.6  $ 46.5
Current assets . . . . . . . . .   172.0   185.8
Current liabilities. . . . . . .    91.3    86.2
Working capital. . . . . . . . .    80.7    99.6
Long-term debt . . . . . . . . .     0.4    37.7


                                    Six Months Ended
                                        June 30,
                                     1998     1997
-----------------------------------------------------
                                (Dollars in Millions)
Cash provided by operations. . . .  $ 58.6   $ 37.0
Cash used for investing activities   (26.8)   (45.0)
Cash used for financing activities   (37.1)    (4.6)

     The  Company's  current  ratio  (current  assets  divided  by  current liabilities) stood at 1.9 at June 30, 1998, which management believes is sufficient when combined with the available credit facility to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. The Company has available, at June 30, 1998, all of its $200 million credit facility. Also, the Company has available (net of amounts outstanding at June 30, 1998) $7 million under its $15 million uncommitted operating line of credit with which it may choose to fund temporary operating cash needs.

     During the six months ended June 30, 1998 the Company capitalized software development costs of $28.4 million, principally related to the development of its S3+ client/server property and casualty software, CyberLife object-oriented client/server life insurance software, and I+ international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

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

     The application code of the Company's primary product offerings, S3+, Series II , INSURE/90, POINT , CyberLife and CYBERTEK CK/4 products, were either initially designed or have been updated in their currently available releases to be capable of processing and storing date data with dates in both the twentieth (1900's) and twenty-first (2000's) centuries. The Company is currently conducting an inventory and verifying the Year 2000 readiness of the third-party products with which these Company applications are designed to operate in order to validate that no unanticipated Year 2000 issues exist. In addition, the Company also is in the process of conducting an inventory and assessing other Company and third-party products previously licensed by the Company to customers to determine if any remediation efforts may be required in relation to these products.

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

     The primary third-party products used by the Company for its internal operation include its data center hardware and software, internal financial systems, and network and PC hardware and software. The Company's Blythewood data center has completed its hardware and operating software inventory assessments and has substantially completed the remediation efforts of updating these hardware and software assets for the Year 2000 requirements. As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center and remaining remediation efforts will be coordinated with them. The Company's Australian and European data centers also have completed their inventory assessment and are implementing the hardware and operating software enhancements required for Year 2000 remediation.

     In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The selected solution is currently being implemented, is designed to meet Year 2000 requirements, and is scheduled to be operational at the end of 1998. The Company is inventorying and assessing all of its network and PC hardware and software to determine if any Year 2000 remediation upgrades will be required. The Company is also assessing its readiness with respect to non-IT systems which relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed above and in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

                                    PART II
                               OTHER INFORMATION

                     POLICY MANAGEMENT SYSTEMS CORPORATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 2, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.

ITEMS 2, and 3 are not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders, held on May 12, 1998, the Company's stockholders approved: (i) the election of two directors, Joseph
D. Sargent (15,847,241 votes for and 117,835 withheld) and G. Larry Wilson (15,847,155 votes for and 117,921 withheld) to serve a term of three years; and (ii) the ratification of the selection of Coopers & Lybrand, LLP as independent auditors (15,965,076 votes for, 1,949 votes against and 6,387 abstentions).

     The  following directors' terms continued through the 1998 Annual Meeting
of  Stockholders:    Alfred R. Berkeley, III, Donald W. Feddersen, Dr. John M.
Palms,  John  P.  Seibels  and  Richard  G.  Trub.

ITEM  5.    OTHER  INFORMATION

     The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4c(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999
Annual  Meeting  of  Shareholders,  this  deadline  is  February  10,  1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company filed a report under Item 5 on Form 8-K on May 12, 1998, disclosing the stock split described in Note 5 of Notes to Consolidated Financial Statements. No financial statements were filed with this 8-K.

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


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     -------------------------------------
                                 (Registrant)




Date:    August 11, 1998            Timothy V. Williams
                                    Executive Vice President
                                    (Chief Financial Officer)

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

DD.          Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

EE. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

FF.       Credit Agreement dated as of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

GG. Employment Agreement dated January 1, 1998, and Addendum No. 1 thereto dated January 26, 1998, with Donald A. Coggiola (filed as an exhibit to Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference)

HH.       Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference)

27.          FINANCIAL  DATA  SCHEDULES

     A.     Six Months Ended June 30, 1998 filed herewith (EDGAR version only)

     B. Six Months Ended June 30, 1997, as restated, filed herewith (EDGAR version only)