Form 10-Q
period 1998-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1998-11-13
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1998
                        Commission file number 1-10557


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

       36,070,812 Common shares, $.01 par value, as of November 6, 1998.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                     POLICY MANAGEMENT SYSTEMS CORPORATION


                                     INDEX


PART  I.  FINANCIAL  INFORMATION                         PAGE

Item  1.  Financial  Statements


Consolidated Statements of Income for the Three and
Nine Months Ended September 30, 1998 and 1997              3

Consolidated Balance Sheets as of September 30, 1998 and
December 31, 1997. . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Nine
Months Ended September 30, 1998. . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1998 and 1997. . . . . .   6

Notes to Consolidated Financial Statements . . . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . .  13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . .  27

Item 6. Exhibits and Reports on Form 8-K . . . . . . . .  27

Signatures . . . . . . . . . . . . . . . . . . . . . . .  28


                                           PART I
                                    FINANCIAL INFORMATION
                            POLICY MANAGEMENT SYSTEMS CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                   1998       1997       1998       1997
                                                               (Unaudited)
                                                 ------------------------------------------
                                                    (In thousands, except per share data)

REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 31,454   $ 33,316   $ 89,694   $ 91,868
 Services. . . . . . . . . . . . . . . . . . . .   119,849     98,639    346,919    278,998
                                                  ---------  ---------  ---------  ---------
                                                   151,303    131,955    436,613    370,866
                                                  ---------  ---------  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
   Employee compensation and benefits. . . . . .    65,068     55,982    193,157    154,442
   Computer and communications expenses. . . . .     9,727      8,140     25,472     24,214
   Depreciation and amortization of property,
    equipment and capitalized software costs . .    15,642     14,736     47,195     42,961
   Other costs and expenses. . . . . . . . . . .     4,717      5,373     17,526     20,368
 Selling, general and administrative expenses. .    27,315     24,535     76,294     68,366
 Amortization of goodwill and other intangibles.     2,673      2,451      7,585      7,360
 Acquisition related charges:
  Purchased research and development . . . . . .     2,000          -      2,000          -
  Purchased and internally developed software. .     1,732          -      1,732          -
                                                  ---------  ---------  ---------  ---------
                                                   128,874    111,217    370,961    317,711
                                                  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . .    22,429     20,738     65,652     53,155

Equity in earnings of unconsolidated affiliates.       129        274        567        964
Minority interest. . . . . . . . . . . . . . . .       (44)         -        (74)         -

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .       390        371      1,076      1,142
  Interest expense and other charges . . . . . .      (993)    (1,378)    (2,474)    (3,951)
                                                  ---------  ---------  ---------  ---------
                                                      (603)    (1,007)    (1,398)    (2,809)
                                                  ---------  ---------  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . . . . . . .    21,911     20,005     64,747     51,310
Income taxes . . . . . . . . . . . . . . . . . .     8,740      7,454     24,727     19,135
                                                  ---------  ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS. . . . . . . .    13,171     12,551     40,020     32,175


DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $344, $252 and $1,164, respectively . . .         -        450        389      1,612
  Loss on disposal of discontinued operations
    less applicable income taxes (benefit) of
    $(38), $2,439, and $(38), respectively . . .         -        (64)      (453)       (64)
                                                  ---------  ---------  ---------  ---------
                                                         -        386        (64)     1,548
                                                  ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . .  $ 13,171   $ 12,937   $ 39,956   $ 33,723
                                                  =========  =========  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.36   $   0.34   $   1.09   $   0.89
  Income (loss) from discontinued operations . .         -       0.01          -       0.04
                                                  ---------  ---------  ---------  ---------
                                                  $   0.36   $   0.35   $   1.09   $   0.93
                                                  =========  =========  =========  =========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.33   $   0.33   $   1.01   $   0.86
  Income (loss) from discontinued operations . .         -       0.01          -       0.04
                                                  ---------  ---------  ---------  ---------
                                                  $   0.33   $   0.34   $   1.01   $   0.90
                                                  =========  =========  =========  =========


Weighted average common shares . . . . . . . . .    36,458     36,460     36,635     36,398
Weighted average common shares assuming dilution    39,549     38,022     39,471     37,297


See accompanying notes


                       POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)    (Audited)
                                                            September 30,   December 31,
                                                                1998         1997
                                                              --------     --------
                                                    (In thousands, except share data)

Assets
Current assets
 Cash and equivalents. . . . . . . . . . . . . . . . . . . .  $ 15,896   $ 32,179
 Marketable securities . . . . . . . . . . . . . . . . . . .         -      3,280
 Receivables, net of allowance for uncollectible
  amounts of $2,095 ($2,628 at 1997) . . . . . . . . . . . .   130,622    128,789
 Income tax receivable . . . . . . . . . . . . . . . . . . .     1,014      1,098
 Deferred income taxes . . . . . . . . . . . . . . . . . . .     9,569      3,628
 Other receivable. . . . . . . . . . . . . . . . . . . . . .    11,284          -
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,710     16,835
                                                              ---------  ---------
   Total current assets. . . . . . . . . . . . . . . . . . .   192,095    185,809

Property and equipment, at cost less accumulated
 depreciation and amortization of $121,939
 ($139,522 at 1997). . . . . . . . . . . . . . . . . . . . .   122,102    116,433
Receivables. . . . . . . . . . . . . . . . . . . . . . . . .     2,188      3,271
Income tax receivable. . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . . .    81,452     69,125
Capitalized software costs, net. . . . . . . . . . . . . . .   220,476    204,118
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    22,754     21,996
Investments. . . . . . . . . . . . . . . . . . . . . . . . .     9,063     11,066
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,107      2,547
                                                              ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $662,278   $618,406
                                                              =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . .  $ 46,542   $ 57,345
 Accrued restructuring charges . . . . . . . . . . . . . . .       187        145
 Accrued contract termination costs. . . . . . . . . . . . .       418        830
 Current portion of long-term debt . . . . . . . . . . . . .     1,086      1,191
 Income taxes payable. . . . . . . . . . . . . . . . . . . .    16,674      7,499
 Unearned revenues . . . . . . . . . . . . . . . . . . . . .    12,207     18,806
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       315        397
                                                              ---------  ---------
   Total current liabilities . . . . . . . . . . . . . . . .    77,429     86,213

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    77,000     37,714
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    92,612     80,496
Accrued restructuring charges. . . . . . . . . . . . . . . .     1,409      1,366
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,992      2,121
                                                              ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . .   252,442    207,910
                                                              ---------  ---------


Minority interest. . . . . . . . . . . . . . . . . . . . . .       472          -

Commitments and contingencies (Note 3)

Stockholders' Equity
Special stock, $.01 par value, 5,000,000 shares authorized .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
 36,125,693 shares issued and outstanding
 (18,339,304 at December 31, 1997) . . . . . . . . . . . . .       361        183
Additional paid-in capital . . . . . . . . . . . . . . . . .    71,237    112,090
Retained earnings. . . . . . . . . . . . . . . . . . . . . .   346,139    306,367
Accumulated other comprehensive income . . . . . . . . . . .    (8,373)    (8,144)
                                                              ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . .   409,364    410,496
                                                              ---------  ---------
     Total liabilities and stockholders' equity. . . . . . .  $662,278   $618,406
                                                              =========  =========

See accompanying notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Accumulated
                                      Additional             Other
                               Common  Paid-In  Retained  Comprehensive
                                Stock  Capital  Earnings    Income(1)    Total
                                -----  -------  --------    ---------   -------
                                              (Dollars in thousands)

BALANCE, DECEMBER 31, 1997. . .  $183   $112,090   $306,367   $(8,144)  $410,496

Comprehensive income
 Net income . . . . . . . . . .     -          -     39,956         -     39,956
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments . .     -          -          -      (221)      (221)
   Unrealized loss on
    marketable securities . . .     -          -          -        (8)        (8)
                                                                        ---------
Total comprehensive income                                                39,727
                                                                        ---------

Stock dividend. . . . . . . . .   184          -       (184)        -          -
Stock options exercised
  (709,298 shares). . . . . . .     8     28,793          -         -     28,801
Repurchase of 1,349,600 shares
  of common stock . . . . . . .   (14)   (69,646)         -         -    (69,660)
                                 -----  ---------  ---------  --------  ---------

BALANCE, SEPTEMBER 30, 1998 . .  $361   $ 71,237   $346,139   $(8,373)  $409,364
                                 =====  =========  =========  ========  =========

See accompanying notes

(1) Comprehensive income for the three months ended September 30, 1998 and 1997 was $14,743 and $11,843, respectively.
     Comprehensive income for the nine months ended September 30, 1997 was $27,935.


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months
                                                       Ended September 30,
                                                        1998       1997
                                                       ------     ------
                                                        (In thousands)
Operating  Activities
Net income . . . . . . . . . . . . . . . . . . . . .  $ 39,956   $  33,723
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . .    58,993      53,694
   Deferred income taxes . . . . . . . . . . . . . .     1,517       7,059
   Provision for uncollectible accounts. . . . . . .        85       1,763
   Minority interest . . . . . . . . . . . . . . . .        74           -
   Gain on disposal of discontinued operations . . .    (1,986)          -
   Acquisition related charges . . . . . . . . . . .     3,732           -
   Impairment charges. . . . . . . . . . . . . . . .         -         444
 Changes in assets and liabilities:
   Accrued restructuring and lease termination costs        85      (2,355)
   Receivables . . . . . . . . . . . . . . . . . . .    (5,013)    (23,380)
   Income taxes receivable . . . . . . . . . . . . .        84         (56)
   Accounts payable and accrued expenses . . . . . .   (14,127)    (12,077)
   Income taxes payable. . . . . . . . . . . . . . .     9,036       5,854
 Other, net. . . . . . . . . . . . . . . . . . . . .   (23,630)       (943)
                                                      ---------  ----------
      Cash provided by operations. . . . . . . . . .    68,806      63,726
                                                      ---------  ----------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities. . . . . . . . . . . . . . . . . .     3,257         250
 Proceeds from sales of held-to-
  maturity securities. . . . . . . . . . . . . . . .     2,969           -
 Proceeds from sale of business segment. . . . . . .    23,826       2,900
 Acquisition of property and equipment . . . . . . .   (42,204)    (22,430)
 Capitalized internal software development costs . .   (43,599)    (46,809)
 Business acquisition. . . . . . . . . . . . . . . .   (27,143)          -
 Investment by minority interest . . . . . . . . . .       425           -
 Investment in unconsolidated affiliate. . . . . . .      (300)          -
 Proceeds from disposal of property and equipment. .     1,034       1,183
                                                      ---------  ----------
      Cash used by investing activities. . . . . . .   (81,735)    (64,906)
                                                      ---------  ----------

Financing Activities
 Payments on long-term debt. . . . . . . . . . . . .   (42,319)   (120,597)
 Proceeds from borrowing under credit facility . . .    81,500     113,033
 Issuance of common stock under stock
  option plans . . . . . . . . . . . . . . . . . . .    28,801       3,933
 Repurchase of common stock. . . . . . . . . . . . .   (69,660)          -
                                                      ---------  ----------
      Cash used by financing activities. . . . . . .    (1,678)     (3,631)
                                                      ---------  ----------

Effect of exchange rate changes on cash. . . . . . .    (1,676)      1,329
Net decrease in cash and equivalents . . . . . . . .   (16,283)     (3,482)
Cash and equivalents at beginning of period. . . . .    32,179      22,121
                                                      ---------  ----------
Cash and equivalents at end of period. . . . . . . .  $ 15,896   $  18,639
                                                      =========  ==========

Supplemental Information
 Interest paid . . . . . . . . . . . . . . . . . . .  $  2,489   $   3,636
 Income taxes paid . . . . . . . . . . . . . . . . .     9,806       5,471


Non-cash investing activities:
  The Company transferred $11.2 million of property, plant and equipment at net book value to Lockheed Martin in exchange for an other receivable to be paid in January 1999.

See accompanying notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


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

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                                  Three Months       Nine Months
                              Ended September 30, Ended September 30,
                              ------------------- -------------------
                                 1998    1997       1998    1997
                                 -----   -----      -----   -----
Weighted Average Shares
-----------------------
Basic EPS. . . . . . . . . . .  36,458  36,460     36,635  36,398
Effect of common stock options   3,091   1,562      2,836     899
                                ------  ------     ------  ------
Diluted EPS. . . . . . . . . .  39,549  38,022     39,471  37,297
                                ======  ======     ======  ======


     All options to purchase shares of common stock were included in the computation of diluted EPS for 1998.

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

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific
projected  transactions.    The  Company  was  not  holding  any  derivative
instruments at December 31, 1997. At September 30, 1998, the Company had a foreign currency forward contract with a notional amount of 1,000,000 British pounds and a fair market value of $78,500.

OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE  2.          ACQUISITIONS

     On August 31, 1998, the Company purchased 100% of the outstanding common stock of The Leverage Group ("TLG") for $25 million in cash. An independent appraiser estimated the fair market value of the assets acquired and liabilities assumed including the in-process research and development ("IPR&D"). TLG owns Policy Link , a family of systems designed to support the administrative tasks associated with administration, commission processing, payout processing, and disbursement generation for life insurance and annuity contracts. In addition to continuing to market certain systems, the Company intends to integrate the family of systems with its existing product, Cyberlife , to provide a local area network solution that administers products ranging from traditional whole and term-life insurance to non-traditional, wealth-accumulation products including annuities and variable annuities. The Company recorded acquisition charges of approximately $3.7 million related to the purchase of TLG.

     Approximately $2.0 million of these charges represent estimated purchased IPR&D based on the income approach valuation method. This amount reflects the fair value of a single subsystem that is not being marketed and will be used in the Company's research and development activities. Consistent with the Company's basis of accounting for costs incurred to develop its software this subsystem is not capitalizable under Statement of Financial Accounting
Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold Leased or Otherwise Marketed" ("SFAS 86") and has no alternative future use. The Company will spend approximately $1.0 million through 1999 to complete integration of this subsystem. The Company believes it will successfully integrate the family of systems with its existing product.

     The remainder of the acquisition charges represents the previously capitalized historical cost of software purchased and internal in-process development that is no longer capitalizable based on SFAS 86 as a result of the acquisition.

NOTE  3.          CONTINGENCIES

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

Information about the Company's operations for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                              Three Months          Nine Months
                                           Ended September 30,   Ended September 30,
                                           -------------------   -------------------
                                              1998      1997        1998     1997
                                             ------    ------      ------   ------
                                                        (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 70,343   $ 63,085   $204,912   $174,918
  Life and financial solutions. . . . . . .    38,081     26,488    101,842     73,012
                                             ---------  ---------  ---------  ---------
    Total US revenues . . . . . . . . . . .   108,424     89,573    306,754    247,930
  International . . . . . . . . . . . . . .    42,879     42,382    129,859    122,936
                                             ---------  ---------  ---------  ---------
    Total revenues from
       continuing operations. . . . . . . .  $151,303   $131,955   $436,613   $370,866
                                             =========  =========  =========  =========

 Discontinued Operations
  Information Services
   Property and casualty. . . . . . . . . .  $      -   $ 16,408   $      -   $ 64,649
   Life . . . . . . . . . . . . . . . . . .         -     15,704     11,968     48,608

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
 Enterprise software and services
  Property and casualty . . . . . . . . . .  $ 19,011   $ 17,988   $ 53,445   $ 46,782
  Life and financial solutions. . . . . . .     9,558      5,614     24,049     16,823
  Corporate and US administrative . . . . .    (9,908)    (6,915)   (23,586)   (18,853)
                                             ---------  ---------  ---------  ---------
    Total US operating income . . . . . . .    18,661     16,687     53,908     44,752
                                             ---------  ---------  ---------  ---------

  International . . . . . . . . . . . . . .     5,819      5,968     17,855     13,505
  International administrative. . . . . . .    (2,051)    (1,917)    (6,111)    (5,102)
                                             ---------  ---------  ---------  ---------
    Total international . . . . . . . . . .     3,768      4,051     11,744      8,403
                                             ---------  ---------  ---------  ---------

      Operating income. . . . . . . . . . .    22,429     20,738     65,652     53,155


Equity in earnings of
  unconsolidated affiliates . . . . . . . .       129        274        567        964
Minority interest . . . . . . . . . . . . .       (44)         -        (74)         -
Other income and expenses . . . . . . . . .      (603)    (1,007)    (1,398)    (2,809)
Income taxes. . . . . . . . . . . . . . . .     8,740      7,454     24,727     19,135
                                             ---------  ---------  ---------  ---------
  Income from continuing operations . . . .  $ 13,171   $ 12,551   $ 40,020   $ 32,175
                                             =========  =========  =========  =========


DISCONTINUED OPERATIONS
 Information Services
  Property and casualty . . . . . . . . . .  $      -   $    107   $ (1,018)  $    533
  Life. . . . . . . . . . . . . . . . . . .         -        585      3,672      2,141
  Other income and expenses . . . . . . . .         -          -        (27)         -
  Income taxes. . . . . . . . . . . . . . .         -       (306)     2,691      1,126
                                             ---------  ---------  ---------  ---------
   Discontinued operations, net . . . . . .  $      -   $    386   $    (64)  $  1,548
                                             =========  =========  =========  =========

NOTE 5.     DISCONTINUED OPERATIONS

     The Company sold its life information services segment in May 1998 for $23.8 million, net of selling expenses, resulting in a pretax gain of $3.0 million and an after-tax gain of $0.1 million. The difference in gain for tax purposes primarily results from the inability to deduct goodwill related to the sale for tax purposes. The operations of this segment are presented as discontinued operations in the accompanying Consolidated Statements of Income. See Note 4 for income from operations of the discontinued segment.

The Company also recognized an additional loss of $0.6 million, net of tax, on the sale of its property & casualty information services segment. This loss is included in discontinued operations in the accompanying Consolidated Statements of Income.

NOTE  6.          STOCK  SPLIT

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

                             RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                        1998 vs. 1997
                                                                           Percent
                                          Percentage of Revenues    Increase (Decrease)
                                        -------------------------   ------------------
                                           Three          Nine       Three       Nine
                                        Months Ended  Months Ended   Months    Months
                                        September 30, September 30,  Ended      Ended
                                        ------------- -------------
                                         1998   1997    1998   1997     September 30
                                        -----  -----   -----  -----  -----------------

Revenues
 Licensing . . . . . . . . . . . . .   20.8%   25.2%   20.6%   24.8%   (5.6)%   (2.4)%
 Services. . . . . . . . . . . . . .   79.2    74.8    79.4    75.2     21.5     24.3
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0     14.7     17.7
                                      ------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   43.0    42.4    44.2    41.7     16.2     25.1
  Computer & communication expenses.    6.4     6.2     5.8     6.5     19.5      5.2
  Depreciation & amortization
   property, equipment &
   capitalized software costs. . . .   10.3    11.2    10.8    11.6      6.1      9.9
  Other costs & expenses . . . . . .    3.1     4.1     4.1     5.5    (12.2)   (14.0)
 Selling, general &
   administrative expenses . . . . .   18.1    18.5    17.5    18.4     11.3     11.6
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.8     1.9     1.7     2.0      9.1      3.1
Acquisition related charges
 Purchased research and development.    1.3       -     0.5       -        -        -
 Purchased and internally developed
   software. . . . . . . . . . . . .    1.2       -     0.4       -        -        -
                                      ------  ------  ------  ------
                                       85.2    84.3    85.0    85.7     15.9     16.8
                                      ------  ------  ------  ------
Operating income . . . . . . . . . .   14.8    15.7    15.0    14.3      8.2     23.5
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.2     0.1     0.3    (52.9)   (41.2)
Other income and expenses. . . . . .   (0.4)   (0.7)   (0.3)   (0.7)   (40.1)   (50.2)
                                      ------  ------  ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   14.5    15.2    14.8    13.9      9.5     26.2
Income taxes . . . . . . . . . . . .    5.8     5.7     5.6     5.2     17.3     29.2
                                      ------  ------  ------  ------
Income from continuing operations. .    8.7     9.5     9.2     8.7      4.9     24.4
Discontinued operations, net . . . .      -     0.3       -     0.4   (100.0)  (104.1)
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    8.7%    9.8%    9.2%    9.1%     1.8%    18.5%
                                      ======  ======  ======  ======

                            THREE MONTH COMPARISON

REVENUES

                              Three Months
                           Ended September 30,
                           -------------------
  Licensing                   1998    1997   Change
                             -----   -----   ------
                           (Dollars in Millions)

Initial charges. . . . . . .  $14.7   $16.9   (13.0)%
Monthly charges. . . . . . .   16.8    16.4     2.0
                              ------  ------
                              $31.5   $33.3    (5.6)%
                              ======  ======

Percentage of total revenues   20.8%   25.2%
                              ------  ------

     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license revenues decreased $2.2 million for the third quarter of 1998 compared to the third quarter of 1997, with the following increases or decreases by business segment: property and casualty down 2.0% ($0.1 million); life and financial solutions up 34.6% ($1.5 million); and international down 48.1% ($3.6 million). Life and financial solutions license revenue includes $2.3 million of activity by the Company's recent acquisition, The Leverage Group.

Initial license charges for the third quarter of 1998 include right-to-use licenses of $2.7 million. This compares to $3.7 million in right-to-use licenses for the third quarter of 1997. Right to use licenses represent the acquisition by certain customers of the right to use element of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right to use the product thereafter. These types of licenses have been offered to customers by the Company with increasing frequency over the past three years and are beginning, and will continue, to mitigate the future monthly license charge growth rate. Initial license charges also include termination charges (related to the buyout of monthly license charges) of $0.9 million for the third quarter of 1998. There were no termination charges in the third quarter of 1997.

     Monthly license charges increased $0.4 million for the third quarter of 1998 compared to the third quarter of 1997 principally due to strong initial licensing activity in the fourth quarter of 1997. Increases or decreases by business segment are as follows: property and casualty unchanged; life and financial solutions up 18.1% ($0.6 million); and international down 6.3% ($0.2 million).

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


                                 1998                   1997             1996
                         -------------------  -------------------------  ----
                           3rd    2nd    1st   4th    3rd    2nd    1st   4th
                         -------------------  -------------------------  ----
                                          (Dollars in Millions)

Initial license revenues  $14.7  $13.0  $12.6  $25.1  $16.9  $16.6  $11.3 $19.4
% of total revenues         9.7%   9.0%   9.0%  17.0%  12.8%  13.4%   9.8% 15.5%



                              Three Months
                           Ended September 30,
                           -------------------
  Services                    1998    1997   Change
                             -----   -----   ------
                         (Dollars In Millions)

Professional and outsourcing  $118.6   $97.6   21.5%
Information. . . . . . . . .     0.1     0.1   39.0
Other. . . . . . . . . . . .     1.1     0.9   15.5
                              -------  ------
                              $119.8   $98.6   21.5%
                              =======  ======

Percentage of total revenues    79.2%   74.8%
                              -------  ------



Professional and outsourcing services revenues increased $21.0 million for the third quarter of 1998 compared to the third quarter of 1997, with the following increases by business segment: domestic property and casualty up 14.7% ($7.1 million); life insurance and financial solutions up 49.9% ($9.4 million); and international up 15.0% ($4.5 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers.


OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 16.2% for the third quarter of 1998 compared to the third quarter of 1997. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin
Corporation  ("Lockheed  Martin").    Had  these  employee  costs  not  been
transferred, third quarter 1998 employee compensation and benefits would have increased 19.7% by comparison to the same period last year. Compensation and benefits increased 18.7% ($2.9 million) internationally and 15.3% ($6.2 million) domestically.

Computer and communications expenses increased 19.5% for the third quarter of 1998 compared to the third quarter of 1997. At the beginning of the third quarter, the Company entered into a data center outsourcing agreement with Lockheed Martin. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. On a comparative basis, the data center outsourcing agreement has resulted in savings.

     Depreciation and amortization of property, equipment and capitalized software costs increased 6.1% for the third quarter of 1998 compared to the third quarter of 1997, principally due to higher amortization expense resulting from the various releases of the Company's internally developed software products.

     Other operating costs and expenses decreased 12.2% for the third quarter of 1998 compared to the third quarter of 1997, principally due to lower consultant and contract loss expenses, partially offset by decreased amounts of capitalized software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11.3% for the third quarter of 1998 compared to the third quarter of 1997, principally due to increased commission, bonus, and other salary costs.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 9.1% for the third quarter of 1998 compared to the third quarter of 1997, principally due to increased amortization related to the acquisition of The Leverage Group.


OPERATING INCOME

     1998 third quarter operating income increased 8.2% compared to 1997 third quarter operating income. Increases or decreases in segment operating income were: property and casualty increased 5.7%, life and financial solutions increased 70.3% and international decreased 2.5%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue.


OTHER INCOME AND EXPENSE

     Interest expense decreased 27.9% for the third quarter of 1998 compared to the third quarter of 1997, principally due to lower levels of borrowed funds under the Company's credit facility and capitalization of interest on construction in progress. The average nominal interest rate applicable to borrowings under the Company's credit facility during the third quarter of 1998 was 5.9%.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 39.9% and 37.3% for the third quarters of 1998 and 1997, respectively. The effective rate for the third quarter of 1998 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED OPERATIONS

There  were  no  operating  results  in  the  third  quarter  of  1998.


                             NINE MONTH COMPARISON

REVENUES

                               Nine Months
                           Ended September 30,
                           -------------------
  Licensing                  1998    1997    Change
                             -----   -----   ------
                         (Dollars in Millions)

Initial charges. . . . . . .  $40.3   $44.8   (10.0)%
Monthly charges. . . . . . .   49.4    47.1     4.8
                              ------  ------
                              $89.7   $91.9    (2.4)%
                              ======  ======

Percentage of total revenues   20.6%   24.8%
                              ------  ------

     Initial license revenues decreased $4.5 million for the first nine months of 1998 compared to the same period in 1997, with the following increases or decreases by business segment: property and casualty up 17.5% ($1.9 million); life and financial solutions down 18.3% ($2.9 million); and international down 19.9% ($3.5 million).

Initial license charges for the first nine months of 1998 include right-to-use licenses of $9.7 million. This compares to $5.6 million in right-to-use licenses for the same period of 1997. Initial license charges also include termination charges (related to the buyout of monthly license charges) of $1.3 million for the first nine months of 1998 compared to $0.2 million for the first nine months of 1997. Additionally, initial license charges include license agreements of $2.2 million for the second quarter of 1998 with the purchaser of the discontinued life information services segment and $1.8 million for the third quarter of 1997 with the purchaser of the discontinued property & casualty information services segment. Life and financial solutions license revenue for the third quarter of 1998 includes $2.3 million of activity by the Company's recent acquisition, The Leverage Group.

Monthly license charges increased $2.3 million for the first nine months of 1998 compared to the same period in 1997 principally due to strong initial licensing activity in the fourth quarter of 1997. Increases or decreases by business segment are as follows: property and casualty unchanged; life and financial solutions up 20.9% ($1.8 million); and international up 4.5% ($0.5 million).

                               Nine Months
                           Ended September 30,
                          -------------------
  Services                    1998    1997   Change
                             -----   -----   ------
                          (Dollars In Millions)

Professional and outsourcing  $343.4   $274.9    24.9%
Information. . . . . . . . .     0.5      0.5     7.8
Other. . . . . . . . . . . .     3.0      3.6   (17.9)
                              -------  -------
                              $346.9   $279.0    24.3%
                              =======  =======

Percentage of total revenues    79.4%    75.2%
                              -------  -------

     Professional and outsourcing services revenues increased $68.5 million for the first nine months of 1998 compared to the same period in 1997, with the following increases by business segment: domestic property and casualty up 21.5% ($28.8 million); life insurance and financial solutions up 61.5% ($29.8 million); and international up 10.7% ($9.9 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers.


OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 25.1% for the first nine months of 1998 compared to the same period in 1997. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin. Had these employee costs not been transferred, the first nine months 1998 employee compensation and benefits would have increased 26.3% by comparison to the same period last year. Compensation and benefits increased 21.3% ($9.8 million) internationally and 26.7% ($28.9 million) domestically.

Computer and communications expenses increased 5.2% for the first nine months of 1998 compared to the same period in 1997. At the beginning of the third quarter, the Company entered into a data center outsourcing agreement with Lockheed Martin. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. On a comparative basis, the data center outsourcing agreement has resulted in savings.

     Depreciation and amortization of property, equipment and capitalized software costs increased 9.9% for the first nine months of 1998 compared to the same period in 1997, principally due to higher amortization expense resulting from the various releases of the Company's internally developed software products.

Other operating costs and expenses decreased 14.0% for the first nine months of 1998 compared to the same period in 1997, principally due to lower consultant, contract loss and bad debt expenses, partially offset by increased facility costs and decreased amounts of capitalized software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11.6% for the first nine months of 1998 compared to the same period in 1997, principally due to increased bonus, commission, and advertising costs, partially offset by decreased third party commissions.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles increased 3.1% for the first nine months of 1998 compared to the same period in 1997, principally due to increased amortization related to the acquisition of The Leverage Group.


OPERATING INCOME

     1998 nine month operating income increased 23.5% compared with 1997 nine month operating income. Increases in segment operating income were: property and casualty increased 14.2%, life and financial solutions increased 43.0% and international increased 32.2%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue.

OTHER  INCOME  AND  EXPENSE

     Interest expense decreased 37.4% for the first nine months of 1998 compared to the same period in 1997, principally due to lower levels of borrowed funds under the Company's credit facility and capitalization of interest on construction in progress. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first nine months of 1998 was 5.9%.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.2% and 37.3% for the nine months ended September 30, 1998 and 1997, respectively. The effective rate for the first nine months of 1998 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED OPERATIONS

Loss from discontinued operations increased for the first nine months of 1998 compared to the same period in 1997, principally due to (i) an additional loss of $0.6 million recognized during the second quarter of 1998 on the sale of the property & casualty information services segment; (ii) partial year operating results in the first nine months of 1998 compared to full year operating results in the first nine months of 1997 for the life information services segment; and (iii) no operating results in the first nine months of 1998 compared to eight months operating results in the first nine months of 1997 for the property & casualty information services segment.


STRATEGIC ALLIANCES

Microsoft. In April 1998, the Company announced a new strategic business alliance with Microsoft Corporation. Under this strategic alliance, the Company and Microsoft will engage in joint development, sales and marketing activities geared toward the insurance and related financial services
industries.    This  alliance  is  not  exclusive.

Lockheed Martin. The Company formed a strategic alliance for systems outsourcing with Integrated Business Solutions, a unit of Lockheed Martin. In June 1998, a Data Processing Services Agreement was completed and under its terms, the Company turned over operation of its Blythewood, South Carolina, data center to Lockheed Martin on July 1, 1998. As part of the transaction, the Company transferred to Lockheed Martin substantially all of the data processing equipment used in the data center operations, at net book value of approximately $11.3 million, to be paid in January 1999.


                        LIQUIDITY AND CAPITAL RESOURCES



                             September 30, December 31,
                                 1998         1997
---------------------------------------------------
                              (Dollars in Millions)

Cash and equivalents, marketable
  securities, and investments. .  $ 24.9  $ 46.5
Current assets . . . . . . . . .   192.1   185.8
Current liabilities. . . . . . .    77.4    86.2
Working capital. . . . . . . . .   114.7    99.6
Long-term debt . . . . . . . . .    77.0    37.7



                                  Nine Months Ended
                                    September 30,
                                  1998         1997
------------------------------------------------------
                                (Dollars in Millions)

Cash provided by operations. . . .  $ 68.8   $ 63.7
Cash used for investing activities   (81.7)   (64.9)
Cash used for financing activities    (1.7)    (3.6)


     The Company's current ratio (current assets divided by current liabilities) stood at 2.5 at September 30, 1998, which management believes is sufficient when combined with the available credit facility to provide for day-to-day operating  needs  and  the  flexibility  to  take  advantage  of  investment opportunities. The Company has available (net of amounts outstanding at September 30, 1998) $123 million of its $200 million credit facility. The Company also has available a $15 million uncommitted operating line of credit.

     During the nine months ended September 30, 1998 the Company capitalized software development costs of $43.6 million, principally related to the development of its S3+ client/server property and casualty software, CyberLife object-oriented client/server life insurance software, and I+ international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

     Significant expenditures anticipated for the remainder of 1998, excluding any possible business acquisitions or common stock repurchases, are as follows: acquisition of computer and communications equipment, support software, buildings, building improvements and office furniture, fixtures and equipment and costs relating to the internal development of software systems.

     The Company has historically used the cash generated from operations for development and acquisition of new products, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market conditions, it will continue to use its cash for all of these purposes in the future and that projected cash from operations, along with currently available borrowing capacity, will be able to meet presently anticipated needs.


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

- Many of the Company's current and potential customers are spending or will spend significant amounts of money to make their existing information systems capable of handling the year 2000.

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

YEAR 2000

General
-------

     Many existing computer programs were designed to use only two digits to identify a year in date fields. If not corrected, these applications could fail or produce erroneous results when working with dates of the Year 2000 and beyond.

     Beginning in the fourth quarter of 1997, the Company initiated consolidation of its Year 2000 activities under a centralized Year 2000 Project Office. Prior to that, individual business units were responsible for the assessment, remediation, validation and implementation of Year 2000 corrective actions.

     There are seven phases that are included in the Company's Year 2000 project:

Planning - Educating the organization on Year 2000 issues and concerns, the readiness efforts necessary and preparing for the next phase of the Year 2000 readiness project.
Inventory - Cataloguing all organizational components, including products, external or internal interfaces, hardware and software that may require remediation and testing to adequately address Year 2000 concerns. Triage - Prioritizing and categorizing all products, equipment, interfaces, data, and facilities identified during the Inventory phase. Emphasis is placed on the identification of: all mission critical components, those that are least important, and those that fall in the middle.
Assessment - Identifying areas requiring remediation for every aspect of each component identified in the Triage phase as mission critical. Remediation - Repairing, replacing, or retiring components based on the work identified during the Assessment phase. Unit tests on repaired applications are also included in this phase.
Testing - Testing components that were repaired. Such tests include both system tests and integrated tests in test environments with machine dates advanced to reflect dates in the years 1999 and 2000.
Implementation - Migrating systems, applications, and hardware to production environments, installation of replacement systems and the retirement of designated components, as well as finalizing, documenting and taking care of residual activities. This phase also includes the compilation and retention of supporting documentation that conforms to prescribed corporate standards.

All  phases  are  currently  scheduled  to  be  completed  by August 31, 1999.

     The Year 2000 issue may potentially affect the Company in four areas: its product offerings, its service offerings, its internal systems, and its suppliers and trading partners.

Product  Offerings
------------------

     The Company has updated the code of its primary product offerings to process dates across the century boundary. Current testing has confirmed the ability of the applications to process data in both centuries. Beyond that, continuous testing is scheduled for the first half of 1999 in an environment simulating a processing date after January 1, 2000 (Year 2000 environment). This additional testing seeks to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate. The Company is also in the process of conducting an inventory and assessment of other Company and third-party products previously licensed by the Company to customers to determine if they require any remediation efforts. The Company anticipates completing this inventory and assessment by December 31, 1998.

Service  Offerings
------------------

     The Company has completed Year 2000 application code remediation for all domestic property and casualty customers who will be Business Process Outsourcing ("BPO")/Information Technology Outsourcing ("ITO") customers after December 31, 1999. Live customer data is currently being processed on these remediated applications in a production environment. Additional testing is scheduled for the first half of 1999 in a Year 2000 environment to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate. The Company has a limited number of BPO/ITO customers in its Life and Financial Solutions Enterprise Software and Services and International segments for whom Year 2000 remediation efforts continue. These efforts, including related testing in a Year 2000 environment, are scheduled to be completed in the second quarter of 1999.

Internal  Systems
-----------------

     Internal systems consist primarily of third-party products used by the Company for its internal operations which include data center hardware and software, internal financial and human resource systems, and network and PC hardware and software. The Company's Blythewood data center has completed its hardware and operating software inventory and has substantially completed the assessment, remediation, and testing efforts of updating these hardware and software assets for Year 2000 requirements. As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center and remaining remediation efforts will be coordinated with it. The Company's Illinois, Australian, and European data centers have also completed their inventories and are currently in the Assessment phase for hardware and operating software enhancements required for Year 2000 remediation. Assessment is scheduled for completion by March 31, 1999 with final implementation scheduled for completion by June 30, 1999.

     In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The selected solution is substantially operational, is designed to meet Year 2000 requirements, and is scheduled to be fully operational at the end of 1998.

  The Company is inventorying and assessing all of its network and PC hardware and software to determine if any Year 2000 remediation upgrades will be required. This inventory and assessment phase is scheduled for completion in the first quarter of 1999 and any required remediation will commence immediately thereafter. The Company is also assessing its readiness with respect to non-IT systems which relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

Suppliers  and  Trading  Partners
---------------------------------

     The Company's ability to operate is dependent on relationships with certain suppliers and trading partners, such as electric utilities and telephone companies, who provide services to the Company's various offices and data centers ("mission critical suppliers and trading partners"). The Company expects to complete the process of identifying all potential mission critical suppliers and trading partners by December 31, 1998. In the first quarter of 1999, the Company will commence its planned process of evaluating mission critical supplier and trading partner Year 2000 readiness. Any identified mission critical third party systems and data interfaces will be tested, to the extent practical, in a Year 2000 environment. The Company will seek substantive assurances from its mission critical suppliers and trading partners as to their Year 2000 readiness where actual testing is impractical or impossible. The Company's ability to influence cooperation is partially dependent on the significance of the Company's relationship with its suppliers and trading partners. The Company anticipates completing this phase of its Year 2000 readiness project in the second quarter of 1999.

Year  2000  Costs
-----------------

     Since 1995, the Company estimates that it has incurred approximately $6.7 million of costs in addressing Year 2000 remediation issues. Based on the Company's experience to date, it is not anticipated that the completion of the remaining Year 2000 remediation efforts will have a material adverse effect upon the Company's financial position or results of operations. The Company's past and anticipated future remediation costs are funded by operations.

Year  2000  Risks
-----------------

     The Company's products are designed to be used with and require use of third-party products, such as operating systems and compilers. Also, customers often modify the Company's products to suit their unique requirements. If these third parties experience Year 2000 failures of their products, or if customers experience system failures as a result of their modifications or for other reasons, the Company could become involved in disputes or litigation related to the cause of such system failures.

 In addition, the failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations and litigation. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and the Company's customers and prospective customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its mission critical suppliers and trading partners. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Company is currently developing contingency plans to minimize the effect of such disruptions. Such contingency plans are scheduled to be completed by June 30, 1999.

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with the Company's disclosures under the heading "Factors That May Affect Future Results" beginning on page 21.


EURO CONVERSION

     On January, 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. It is also possible that some of the non-participating countries may also choose to convert to the euro at a later date. From January 1, 1999, to December 31, 2001, there will be a transition period, during which the participating countries may conduct transactions in either their legacy currency or the euro. On January 1, 2002, new euro-denominated bills and coins will be issued, and by July 1, 2002, all legacy currency bills and coins will be withdrawn, finalizing the conversion to the euro.

    The Company is currently evaluating methods to address the issues involved with the introduction of the euro, including the conversion of its products in the relevant markets and impacts on the processes for preparing taxation and accounting records.

The Company is surveying licensees of its products domiciled or doing business in the participating countries. The needs of each licensee may vary with regards to converting to the euro depending on how and when they choose to convert. The Company is preparing strategies to modify its products licensed in the participating countries to convert to the euro. These modifications will be made available to licensees for a fee. Implementation of the modifications is the responsibility of each licensee.

 Company subsidiaries are incorporated in four of the participating countries:
Germany, Austria, the Netherlands and Ireland. The Company has implemented new financial accounting systems that will enable it to convert the affected operations to the euro in a timely and effective manner.

   Based upon the Company's experience to date, it is not anticipated that the euro conversion will have a material impact on the Company's consolidated financial statements.


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

ITEMS 2, 3, 4 AND 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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


                     POLICY MANAGEMENT SYSTEMS CORPORATION
                     -------------------------------------
                                 (Registrant)




Date:  November 13, 1998     Timothy V. Williams
                             Executive Vice President
                            (Chief Financial Officer)

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

DD.          Form of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

EE. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

FF.       Credit Agreement dated as of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

GG. Employment Agreement dated January 1, 1998, and Addendum No. 1 thereto dated January 26, 1998, with Donald A. Coggiola (filed as an exhibit to Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference)

HH.       Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference)

II. Policy Management Systems Corporation Restricted Stock Ownership Plan (filed herewith)

JJ.        Form of Restricted Stock Award Agreement dated August 11, 1998 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed herewith)

27.          FINANCIAL  DATA  SCHEDULES

     A. Nine Months Ended September 30, 1998 filed herewith (EDGAR version only)

     B. Nine Months Ended September 30, 1997, as restated, filed herewith (EDGAR version only)2