Form 10-K
period 1998-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-03-31
CIK 356226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 1998    Commission file number 1-10557

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,150,737,770 at March 17, 1999, based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 17, 1999, was 35,886,073.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified sections of the registrant's 1999 Proxy Statement in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference in
Part  III  hereof.

                                    PART I

ITEM  1.    BUSINESS

                                  THE COMPANY

ORGANIZATION  AND  GENERAL  DEVELOPMENT

     Policy Management Systems Corporation (the "Company"), a leading provider of enterprise software and electronic commerce systems, related professional services, and business process outsourcing designed to meet the needs of the global insurance and related financial services industries, is a South Carolina corporation incorporated in 1980. From 1974 until 1980, the Company operated as a division of Seibels, Bruce & Company.

     The Company initially operated as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States and Canada. Over time, the Company has expanded geographically into Europe, Asia and Australia, as well as into the life insurance and financial services market. Through internal development and acquisitions, the Company has expanded its software products and services offerings which include advanced computing technologies, strategic alliances, and outsourcing solutions, thereby strengthening the Company's ability to serve the global insurance marketplace.

BUSINESS  STRATEGY

     The Company's business strategy is to offer value to customers by structuring long-term relationships and agreements that provide its customers with continuously updated solutions, while providing a high degree of recurring revenues to the Company. During the early stages of the Company's development, a major portion of its revenues was derived from systems licensing activities. The Company has continued to expand as a provider of a full range of business solutions to the global insurance and financial services industries and now the majority of the Company's revenues are derived from outsourcing and professional services activities.

                               SOFTWARE PRODUCTS

     The Company offers over 100 business solutions, which include more than 80 application software systems, designed to meet the needs of the global insurance and related financial services markets.

The Company's software products automate most insurance processing functions, including various underwriting, claims, accounting, financial reporting, regulatory reporting and cash management functions. The systems have been designed to permit ease of use, providing flexibility in adapting to a customer's specific requirements. The systems are also designed to be modular in structure and to facilitate the application of updates and enhancements, as well as the interfacing and integration with different systems. Most of the Company's applications will operate on either a stand-alone basis or in conjunction with other applications in the same product group.

The Company's primary software systems currently run on midrange and mainframe hardware with either personal computers or terminals being used for user access. The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain open platforms, allowing customers the capability of adding cost-effective
increments  of  processing  power.    The  Company's  systems  incorporate
object-oriented technology and most applications are Internet-enabled (see Product Development).

Client/server technologies serve as a platform for the Company's current system offerings for the property and casualty and life insurance markets. A primary advantage of the Company's software products is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for insurance providers, creating a
cooperative  processing  environment.    In  this  cooperative  processing
environment, insurance professionals, using personal computer workstations, are capable of processing multiple tasks concurrently with minimal clerical support and data entry. The Company's software products utilize technologies such as relational databases, graphical user interfaces, object-oriented programming, imaging and the Internet. The Company's objective is to provide software systems which allow system upgrades, additions and interfaces to be implemented quickly, with minimal disruption to ongoing operations.

The Company obtains licenses from third parties for a wide range of software products and services which are used in varying degrees to develop and enhance the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces.

The Company's primary software systems, as well as some of its newest product offerings, are discussed below.

Series III , uses relational databases and cooperative processing between hardware platforms and allows access to data from multiple sources through advanced networks to provide both a comprehensive solution for all facets of the property and casualty insurance industry worldwide and a flow of information between insurance agents, branch offices and the home office of insurance companies. The completion of Release 9.1 of Series III marked the first release of Series III functionality utilizing the Microsoft Windows NT operating system and resulted in it being renamed S3+ (All subsequent references to Series III will be S3+). S3+ is currently able to process business for personal lines (primarily auto and homeowners' policies) for the property and casualty insurance industry in a Windows NT environment. The continued development of S3+ will focus on enhancements of existing functionality and incorporating Windows NT operating system capability for commercial lines and workers' compensation insurance. From its inception, S3+ was designed for year 2000 processing.

The Company also continues to provide solutions to the property and casualty insurance industry through its Series II products, an earlier generation of solutions, which are traditional mainframe computer products. Series II products have been enhanced with the capability of handling transactions with dates of the year 2000 and beyond.

The POINT System, the Company's midrange solution for the United States property and casualty insurance market, has been re-engineered to utilize client/server capabilities featuring a graphical user interface client. The
re-engineered  POINT  System,  renamed  Point+    utilizes  object-oriented
technology and is offered on International Business Machines Corporation's ("IBM") AS/400 and Windows NT and is designed to process data in the year 2000 and beyond.

INSURE/90 , an IBM AS/400 based product acquired with Creative Holdings Group, Limited ("Creative") in 1994, became part of the Company's general insurance software solution to the European, Asian and Australian markets. The next generation of applications to ultimately replace the INSURE/90 product is I+. I+ increases functionality and offers client/server capabilities and object-oriented technology. I+ is capable of processing data in the year 2000 and beyond.

The Company's acquisition of CYBERTEK in August 1993 provided the Company with the CK/4 Enterprise Solution, an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife , an integration of CYBERTEK functionality with client/server technology. The Company's subsequent releases of CyberLife's scalable platforms include those capable of processing on PC local area networks ("LAN's") or on IBM mainframe hardware, and client processes executing in a Windows environment. CyberLife is also capable of processing data in the year 2000 and beyond.

In 1995, the Company purchased rights to Internet technology known as ViLink Electronic Commerce Platform ("ViLink"), a tool for rapid development of web sites based on insurance data. ViLink has enjoyed broad market acceptance in the life insurance and related financial services industries.

Since April 1998, the Company has offered LoanXchange to the financial services industry. LoanXchange is a fully integrated client/server mortgage origination, processing, underwriting, and secondary marketing platform that supports both retail and wholesale organizations.

During 1998, the Company shipped its first interactive Internet-based application, PMSCiSolutions. This product extends the processing capabilities of Series II to new audiences such as agents and consumers. Future releases of PMSCiSolutions will provide similar functionality for other Company administrative applications.

The Company's acquisition of TLG in 1998 provided the Company with PolicyLink. Policy Link is an Internet-enabled client server system that supports life insurance and annuity products.

Claims Outcome Advisor is one of the Company's first claims and benefits solutions. It facilitates the return to work of employees on long-term disability or with work-related injuries. This solutions maps medical and job-related information to create possible return to work scenarios. The first release of Claims Outcome Advisor covers back injuries, the most common workers' compensation claim.

PRODUCT  SUPPORT  AND  SERVICES

PRODUCT  SUPPORT

     Most customers initially licensing the Company's software systems pay a monthly license fee which entitles the customer to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current base versions of licensed systems. The enhancement provisions of MESA provide unspecified additions or modifications to the licensed systems, if and when they become generally available as a result of the Company's continuing research and development efforts. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term.

PROFESSIONAL  SERVICES

     The Company provides, on a time and materials basis, and in some circumstances under fixed-price arrangements, professional consulting and other services including needs analysis, implementation, modification, project management and programming. In addition, the Company provides a full range of training programs to customers using its products and technology.

OUTSOURCING  SOLUTIONS

     The Company offers information technology outsourcing ("ITO") services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business to providing complete processing capabilities for all or most of a customer's business. The services range from making available software systems licensed from the Company on a remote basis, to assuming complete systems management, processing and administration support responsibilities for a customer, including complete policyholder services and claims support. ITO/Business Process Outsourcing ("BPO") services are typically provided under contracts having terms from three to ten years. By combining advanced technologies with re-engineered workflows, the Company is able to bring an increased level of efficiency to its customers' business processes. Entrusting these processes to the Company allows customers to take advantage of these efficiencies and focus resources on core competencies.


                              PRODUCT DEVELOPMENT

     Historically, the computer software and services industry has experienced rapid technological changes in hardware and software. Additionally, the insurance industry is constantly subject to regulatory changes and new
requirements.    This  combination  of  changes  requires  the  Company  to continuously develop new products and enhancements to existing products to meet the automation needs of the global insurance and related financial services industries.

Examples of the Company's continuing product development efforts are S3+, CyberLife, Point+, Claims Outcome Advisor and PMSCiSolutions (see Software Products above).

Although development efforts for S3+ for the property and casualty insurance industry will continue, the majority of the components of S3+ have been delivered since research began in 1987. With the completion of Release 8.0a in 1997, S3+ offers a comprehensive solution to the property and casualty industry worldwide in an IBM OS/2 operating system environment. The Company has adopted object-oriented technology for current and future application development. As such, it is the Company's goal that every new development project uses the same technology and architecture to create new insurance objects. S3+ incorporates object-oriented technology and also supports the Microsoft Windows NT operating system. Development continues to convert the functionality of the OS/2 product to compatibility with the Windows NT operating system. This effort is focused on enhancing existing functionality and providing commercial lines and workers compensation in a Windows NT environment.

     The development of CyberLife has represented a significant investment for the Company. Beginning with the existing functionality of the CK/4 Enterprise Solution, this development has involved creating a new architecture and expanded capabilities employing object-oriented development techniques and other leading-edge technologies making it a client/server enterprise-wide system for the life insurance and related financial services industries. CyberLife's underlying technologies include expert systems, relational databases, real-time processing, and multi-platform implementations. The system is designed to be scalable from IBM mainframes to LAN server platforms. The client desktop functions with the Windows operating systems.

As part of this development effort and consistent with the Company's desire to reuse its computer code, a number of the Company's other products, including the Client Information System, DecisionWise system and ViLink, have been integrated with CyberLife. This eliminates the need to develop similar functionality for CyberLife. The Company intends to integrate PolicyLink with Cyberlife providing an additional LAN solution.

While the Company intends to continue to develop applications for IBM architecture platforms, it also supports open systems. For example, during 1998, the Company entered into an alliance with Microsoft (see "Strategic Alliances" below). This open systems approach, which allows the host-based components to be converted to various platforms, will allow separate software products to be integrated with one another, as well as with the customer's existing and future systems, whether provided by the Company or other vendors.

Claims  Outcome  Advisor  is  one  of  the Company's first claims and benefits
solutions.    This  Microsoft-compatible  solution  combines  medical  and occupational skills to produce return-to-work plans. While the first release of Claims Outcome Advisor covers back injuries, future releases will address the remainder of workers' compensation claims as well as the most prevalent bodily injuries.

The Company's recently added PMSCiSolutions to its list of Internet-based products. PMSCiSolutions enables insurance companies to participate in electronic commerce. It provides real-time Internet processing to agents and consumers.

In an effort to maintain and strengthen its competitive position, the Company invests substantial amounts in internal product development. Capitalized internal product development expenditures were $59.6, $62.5 and $56.8 million in 1998, 1997 and 1996, representing 9.8%, 12.1% and 13.4% of total revenues, respectively. In addition to its continuing development efforts, the Company, in the past several years, has invested significant amounts in business and software product acquisitions in an effort to expand its product and services offerings and its presence in the marketplace.

The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

                            MARKETING AND CUSTOMERS

     The Company primarily markets its products and services to more than 1,000 property and casualty and life insurance companies, independent insurance agents and adjusters and financial institutions. In addition, the Company offers its software products and automation and administration support services in 37 countries. No single customer accounted for more than 10% of revenues during the year ended December 31, 1998.

The Company markets its products and services through a staff of approximately 170 employees, including sales and marketing support personnel, most of whom are specialists in the insurance industry and information technology. The Company's marketing force works extensively with each prospective customer to assist in analyzing its specific requirements. Consequently, the sales cycle for a prospective customer seeking a major automation based solution may extend up to one year.

     In addition to its own software products, the Company markets certain third party software products to its customers. Typically, these products are designed to perform noninsurance functions or to improve the control and productivity of computer resources.

                        LICENSES AND PRODUCT PROTECTION

     The Company's revenues are generated principally by licensing standardized insurance software systems and providing outsourcing and professional services to the global insurance and financial services industries.

Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge grants a right to use the software system available at the time the license is signed. The monthly license charge, which covers the right to use during the term of the agreement, also provides access to MESA (see description above under Product Support and Services). Customers wishing to acquire perpetual rights to use the Company's software enter into additional agreements to acquire such rights.

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

                                  COMPETITION

     The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider  of  enterprise  and  electronic  commerce  application  software, professional services, and outsourcing designed to meet the needs of the global insurance and related financial services industries. Very large insurers, which internally develop systems similar to those of the Company, may or may not become major customers of the Company for software. There are also a number of independent companies which offer software systems that perform certain, but not all, of the functions performed by the Company's systems.

There are a number of larger companies, including computer services, software and outsourcing companies, consulting firms, computer manufacturers, and insurance companies, that have greater financial resources than the Company and possess the technological ability to develop software products similar to those offered by the Company. These companies present a significant competitive challenge to the Company's business. The Company competes on the basis of its service, system functionality, performance, technological advances and price.

                     ACQUISITIONS AND GEOGRAPHIC EXPANSION

     International customers and marketplaces are essential to the Company maintaining its position as a leading provider of insurance automation solutions and systems and related professional services to the global insurance industry. The Company opened its Canadian office in 1977 and, since that time, has expanded operations to include Europe, Asia, Australia, and Latin America. The Company currently has customers in 37 countries (see Segment Information).

     Beginning in 1985, the Company initiated an expansion into the property and casualty information services business to provide information to assist insurers in risk selection, pricing and claims adjusting. During 1997, the Company sold its property and casualty information services business, and during 1998, the Company sold its life information services business.

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

Beginning in 1993, the Company significantly increased its presence in European markets through certain strategic acquisitions.

In 1993, the Company acquired Norwegian-based Vital Data A.S. to expand the Company's international growth into the Scandinavian countries of Norway, Finland, Sweden, and Denmark. In 1994, the Company, through its subsidiary PMS Norden, began developing systems for the Nordic market for individual life, group life and pensions.

To further strengthen its position in Europe and other foreign markets, the Company acquired London, England-based Creative in December 1994. Creative provides services and products to medium-sized general insurance companies. The acquisition of Creative positioned the Company to capitalize on business opportunities throughout Europe, Asia, and Australia.

In October 1995, the Company purchased micado Beteiligungs-und Verwaltungs GmbH ("micado") headquartered in Germany. micado provides services and
software  to  German  insurance  and  financial  services  companies.    The
acquisition of micado, in addition to expanding the Company's customer base, positions the Company to make significant advances in the use of object-oriented technology which has been utilized in S3+TM, the Company's client/server solution for the property and casualty insurance industry (see Advanced Computing Technology).

In October 1996, the Company acquired certain assets of Co-Cam Pty Ltd., headquartered in Melbourne, Australia, as a means to further strengthen its presence in the Asian and Australian marketplaces.

     In August 1998, the Company acquired The Leverage Group ("TLG"). TLG owns Policy Link , a family of systems designed to support the administrative tasks associated with administration, commission processing, payout processing, and disbursement generation for life insurance and annuity
contracts.    This  acquisition  provides  the  Company  with  a  LAN-based client-server solution supporting non-traditional life and financial services products.

     In  December  1998,  the  Company  acquired  CAF  Systemhaus  fur
Anwendungsprogrammierung  GmbH  ("CAF")  and  related  entities.    CAF,
headquartered in Gilching, Germany, owns Visual Project Modeling Systems ("VP/MS"). VP/MS is designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming cost and time-to market.

                              STRATEGIC ALLIANCES

     Microsoft. In April 1998, the Company announced a new strategic business alliance with Microsoft Corporation. Under this strategic alliance, the Company and Microsoft will engage in joint development, sales and marketing activities geared toward the insurance and related financial services industries. The two companies are also working together to develop standards for processing data in the insurance industry.

     Lockheed Martin Corporation. The Company formed a strategic alliance for systems outsourcing with Integrated Business Solutions, a unit of Lockheed Martin Corporation ("Lockheed Martin"). In June 1998, a Data Processing Services Agreement was completed and under its terms, the Company turned over operation of its Blythewood, South Carolina, data center to Lockheed Martin.


                              SEGMENT INFORMATION

     The Company has classified its operations into five operating segments. The operating segments are the five revenue-producing components of the
Company for which separate financial information is produced for internal decision making and planning purposes. The segments are as follows:

     1. Property and casualty enterprise software and services (generally referred to as "property and casualty"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Life and financial solutions enterprise software and services (generally referred to "life and financial solutions"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and related financial services markets.

3.  International.   This segment provides software products, product support,
professional services and outsourcing to the property and casualty and life insurance markets primarily in Europe, Asia, Australia and Canada.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. It was sold in August 1997.

5.  Life  information  services.   This segment provided information services,
principally physician reports and medical histories, to US life insurers. It was sold in May 1998.

     The majority of the Company's revenues are generated from products and services provided in the United States, although the Company does have customers in a total of 37 countries. The following table illustrates the relative percentages of total revenue represented by the Company's products and services by geographic region.

                               Percent  of  Revenue
                              Year  Ended  December  31,
                            ------------------------------
                            1998         1997         1996
                            -----       ------        ----
     United States . . . .   71.0%       67.7%        66.9%
     Europe  . . . . . . .   21.9        21.2         21.0
     Asia and Australia. .    5.5         8.3          8.1
     Canada  . . . . . . .    1.6         2.8          4.0

     Additional information regarding operating segments and geographic areas is contained in Note 13 of Notes to Consolidated Financial Statements.

                                  SEASONALITY

     For discussion of seasonality, see Seasonality and Inflation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                   EMPLOYEES

     At December 31, 1998, the Company had 5,706 full-time employees and 5,839 total employees located in offices worldwide.


ITEM  2.    PROPERTIES

     The Company owns its 867,000 square foot headquarters complex located on 145 acres in Blythewood, South Carolina. The Company leases space at 25 various locations for its regional and branch offices throughout the United States. Internationally, the Company leases space at 31 locations throughout Canada, Europe, Africa, Asia, Australia and New Zealand.

In July 1998, the Company turned over operation of its Blythewood, South Carolina data center to Lockheed Martin. This data center has 9 mainframe and mid-range computers, which have over 5 terabytes of disk storage and are capable of processing over 1.75 billion instructions per second. The Company is currently utilizing 85% of this capacity.

The Company's data center in Oslo, Norway has one mainframe computer, which has over 2,000 megabytes of disk storage and is capable of processing over 200 million instructions per second. The Company is currently utilizing 80% of this capacity.

The Company's data center in North Ryde, Australia has two mainframes and three mid-range computers, which have over 3,000 megabytes of disk storage and is capable of processing over 222 million instructions per second. The
Company  is  currently  utilizing  80%  of  this  capacity.


ITEM  3.  LEGAL  PROCEEDINGS

The Company is involved in litigation which commenced in January 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $180 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT


Name                  Age       Position
---------------       ---       -----------------------------------------
G. Larry Wilson        52       Chairman of the Board, President and Chief
                                  Executive Officer
David T. Bailey        52       Executive Vice President
Stephen G. Morrison    49       Executive Vice President, Secretary, General
                                  Counsel and Chief Administrative Officer
Michael W. Risley      42       Executive Vice President
Timothy V. Williams    49       Executive Vice President and Chief Financial
                                  Officer


G. Larry Wilson - Chairman of the Board (since 1985), President and Chief Executive Officer of the Company (since 1980) and his current term as Director
will  expire  in  2001.    Employed  by  the  Company  since  its  inception.

David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Group. Employed by the Company since 1981.

Stephen G. Morrison - Executive Vice President, Secretary and General Counsel of the Company since January 1994 and Chief Administrative Officer since 1997. Responsible for the administration of the legal affairs of the Company, the Legal and Business Services Group which includes legal, human resources and corporate marketing. Employed by the Company since January 1994. Prior to joining the Company, Mr. Morrison was engaged full time in the practice of law as Senior Partner with Nelson, Mullins, Riley & Scarborough in Columbia, South Carolina. In that capacity, Mr. Morrison served as the Company's chief outside litigation counsel. Mr. Morrison will continue his affiliation with Nelson, Mullins, Riley & Scarborough and continues to perform certain services in that capacity.

Michael W. Risley - Executive Vice President of the Company since November 1998. Responsible for the Financial Solutions Group. Employed by the Company since 1985.

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

                                    PART II

ITEM  5.    MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange, symbol PMS. The Company has never paid or declared a cash dividend on its common stock, nor currently has any intent to do so. The following table sets forth, for the calendar periods indicated, the high and low market prices for the Company's common stock, restated for the stock split that occurred in June 1998 (see Note 11 of Notes to Consolidated Financial Statements).


                                  1998
                            High         Low
                          ---------    ---------

     First Quarter . . .  $40 11/32    $32
     Second Quarter. . .   43 1/2       36 3/8
     Third Quarter . . .   48 3/8       36 3/4
     Fourth Quarter. . .   57 3/4       28 13/16

                                  1997
                            High         Low
                          ---------    ---------

     First Quarter . . .  $23 5/16     $21
     Second Quarter. . .   27           20 3/4
     Third Quarter . . .   32 15/32     24
     Fourth Quarter. . .   34 15/16     29 1/16


Title of Class
Common Stock, $.01 par value

The number of record holders of the Company's common stock was 1,204 as of March 17, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


RESULTS OF OPERATIONS                        1998       1997       1996         1995       1994
                                           --------   --------   --------    ---------   --------
                                                   (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . .  $607,458   $518,171   $423,310   $365,485   $300,385
Operating income. . . . . . . . . . . . .    87,432     79,193     69,565     16,285      4,450
Other income and (expenses), net. . . . .    (2,136)    (3,583)    (2,677)      (543)     1,256
Income from continuing operations
  before income taxes (benefit) . . . . .    86,355     76,799     66,888     15,742      5,706
Discontinued operations, net. . . . . . .      (465)     1,994      3,035     (4,959)   (15,086)
Net income (loss) . . . . . . . . . . . .  $ 53,271   $ 50,257   $ 45,997   $  3,139   $ (9,658)
Basic earnings (loss) per share . . . . .  $   1.46   $   1.38   $   1.24   $   0.08   $  (0.23)
Diluted earnings (loss) per share . . . .  $   1.36   $   1.33   $   1.22   $   0.08   $  (0.23)
                                           =========  =========  =========  =========  =========

FINANCIAL CONDITION
Cash and equivalents, marketable
  securities and investments. . . . . . .  $ 35,674   $ 46,525   $ 30,838   $ 44,614   $ 34,304
Current assets. . . . . . . . . . . . . .   217,226    185,809    160,342    165,593    167,725
Current liabilities . . . . . . . . . . .    98,935     86,213    112,636     94,461     76,856
Working capital . . . . . . . . . . . . .   118,291     99,596     47,706     71,132     90,869
Total assets. . . . . . . . . . . . . . .   718,698    618,406    581,386    532,736    524,031
Long-term debt (excludes current portion)    85,000     37,714     34,268     14,873      4,162
Total liabilities . . . . . . . . . . . .   285,688    207,910    218,134    150,064    147,109
Stockholders' equity. . . . . . . . . . .   432,484    410,496    363,252    382,672    376,922

     The above should be read in conjunction with the Consolidated Financial Statements, Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Annual Report. Prior year data has been reclassified to conform to current year presentation.

The results of operations in 1998 include $13.3 million of special charges. These pre-tax charges include $3.7 million related to the acquisition of The Leverage Group ("TLG") and $9.6 million for the impairment of capitalized software development costs which resulted from certain technology related issues and changes in the Company's strategy (see Note 3 of Notes to Consolidated Financial Statements).

The results of operations in 1996, 1995 and 1994 reflect special charges. The results of operations in 1996 include a net special credit of $3.4 million. This credit resulted from a pre-tax gain of $9.4 million related to the recovery of previously incurred litigation costs and a pre-tax charge of $6.0 million related to other litigation. The results of operations in 1995 include special charges of $56.4 million (after taxes $39.9 million, or $2.06 per share). These charges principally related to the restructuring of the Company's data processing facilities and information services business, litigation costs, acquisition-related charges, impairment of certain intangible assets and software associated with acquired businesses and the gain on the sale of the Company's health services business. The results of operations in 1994 reflect special charges of $67.5 million (after taxes $41.5 million or $1.99 per share). These charges principally related to the impairment of intangible assets associated with acquired businesses and discontinued acquired software products and changes in estimates associated with previously established restructuring reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                              Percent
                                                                         Increase (Decrease)
                                                                         -----------------
                                                  Percentage of Revenues   1998    1997
                                                 Year Ended December 31,    vs      vs
                                                 -----------------------
                                                  1998    1997    1996     1997    1996
                                                 ------  ------  ------   ------   ------

REVENUES:
  Licensing . . . . . . . . . . . . . . . . . .   22.0%   25.6%   25.7%     0.8%    22.0%
  Services. . . . . . . . . . . . . . . . . . .   78.0    74.4    74.3     22.9     22.6
                                                 ------  ------  ------
                                                 100.0   100.0   100.0     17.2     22.4

OPERATING EXPENSES:
Cost of revenues:
   Employee compensation and benefits . . . . .   44.0    41.8    38.9     23.3     31.6
   Computer and communications expenses . . . .    5.9     6.2     6.6     11.0     15.6
   Depreciation and amortization of property,
       equipment and capitalized software costs   10.3    11.2    11.4      7.6     19.6
   Other costs and expenses . . . . . . . . . .    3.9     5.3     9.1    (12.8)   (29.0)
Selling, general and administrative expenses. .   17.5    18.3    16.1     12.6     39.0
Amortization of goodwill and other intangibles.    1.8     1.9     2.3      7.8      2.5
Impairment charges. . . . . . . . . . . . . . .    1.6       -       -        -        -
Acquisition related charges:
  Purchased research and development. . . . . .    0.3       -       -        -        -
  Purchased and internally developed software .    0.3       -       -        -        -
Litigation settlement and expenses, net . . . .      -       -    (0.8)       -   (100.0)
                                                 ------  ------  ------
                                                  85.6    84.7    83.6     18.5     24.1

OPERATING INCOME. . . . . . . . . . . . . . . .   14.4    15.3    16.4     10.4     13.8

Equity in earnings of unconsolidated affiliates    0.2     0.2       -     (2.2)       -

Minority interest . . . . . . . . . . . . . . .      -       -       -        -        -

OTHER INCOME AND EXPENSES, NET. . . . . . . . .   (0.4)   (0.7)   (0.6)   (40.4)    33.8
                                                 ------  ------  ------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . .   14.2    14.8    15.8     12.4     14.8

Income taxes. . . . . . . . . . . . . . . . . .    5.4     5.5     5.6     14.3     19.3
                                                 ------  ------  ------

INCOME FROM CONTINUING OPERATIONS . . . . . . .    8.8     9.3    10.2     11.3     12.3

Discontinued operations, net. . . . . . . . . .   (0.1)    0.4     0.7   (123.3)   (34.3)
                                                 ------  ------  ------

NET INCOME. . . . . . . . . . . . . . . . . . .    8.7%    9.7%   10.9%     6.0%     9.3%
                                                 ======  ======  ======

REVENUES

     The Company's revenues are generated principally by licensing standardized insurance software systems and providing outsourcing and professional services to the global insurance and related financial services
industries.    Licensing  revenues  are  provided  for  under  the  terms  of nonexclusive and nontransferable agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. Customers wishing to acquire perpetual rights to use the Company's software enter into additional agreements to acquire such rights. Services revenues are derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.

  Licensing              1998   Change    1997    Change   1996
  ---------            -------  ------  -------  -------  -------
                                 (Dollars in millions)

Initial charges. . . .  $ 67.7   (3.1)%  $ 69.8   34.8%  $ 51.8
Monthly charges. . . .    66.1     5.2     62.9   10.3     57.0
                        -------          -------         -------
                        $133.8     0.8%  $132.7   22.0%  $108.8
                        =======          =======         =======

Percentage of revenues    22.0%            25.6%           25.7%

     Initial license revenues for 1998 decreased $2.1 million compared to 1997 with the following increases or decreases by business segment: property and casualty down 12.7% ($3.1 million); life and financial solutions up 36.6% ($7.3 million); and international down 24.5% ($6.3 million).

Initial license revenues for 1997 increased $18.0 million compared to 1996 with the following increases by business segment: property and casualty up 18.0% ($3.8 million); life and financial solutions up 34.2% ($5.1 million); and international up 55.1% ($9.1 million).

Initial license charges include right-to-use licenses of $15.5, $10.2, and $4.6 million for 1998, 1997 and 1996, respectively. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right to use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. Initial license charges also include contract termination fees of $4.9, $0.2 and $0 million for 1998, 1997 and 1996, respectively. Additionally, 1998 initial license charges include $4.9 million from licensing of the recently acquired TLG products and $2.2 million of license agreements with the purchaser of the discontinued life information services segment. In 1997, initial license charges include $1.8 million of initial license agreements with the purchaser of the discontinued property and casualty information services segment.

Because a significant portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of initial license revenues by segment for 1998, 1997 and 1996:


   Initial licensing          1998     1997    1996
   -----------------         -----    -----   -----
                              (Dollars in millions)

Property and casualty. . . .  $20.8   $23.9   $20.1
Life and financial solutions   27.2    19.9    14.8
International. . . . . . . .   19.7    26.0    16.9
                              ------  ------  ------
                              $67.7   $69.8   $51.8
                              ======  ======  ======

Percentage of total revenues   11.1%   13.5%   12.2%

     Monthly license charges for 1998 increased $3.2 million compared to 1997. The life and financial solutions segment's monthly license charges increased 25.0% ($2.9 million) due to increased licensing activity. The property and casualty and international segments' monthly license charges remained relatively unchanged.

     Monthly license charges for 1997 increased $5.9 million compared to 1996 with the following increases by business segment: life and financial solutions up 42.4% ($3.8 million); and international up 18.3% ($2.1 million).

These increases are related to increased licensing activity. Property and casualty monthly license charges remained relatively unchanged.



   Services                    1998   Change    1997    Change    1996
   --------                   ------  ------   ------   ------   ------
                                       (Dollars in Millions)

Professional and outsourcing  $469.6    23.4%  $380.6    23.1%  $309.3
Information. . . . . . . . .     0.7    31.2      0.5   (28.8)     0.7
Other. . . . . . . . . . . .     3.3   (24.3)     4.4    (3.6)     4.5
                              -------          -------          -------
                              $473.6    22.9%  $385.5    22.6%  $314.5
                              =======          =======          =======

Percentage of total revenues    78.0%            74.4%            74.3%

     Professional and outsourcing services revenues for 1998 increased $89.0 million compared to 1997, with the following increases by business segment: property and casualty up 19.1% ($35.6 million); life and financial solutions up 55.1% ($38.5 million); and international up 12.0% ($14.9 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers.

Professional and outsourcing services revenues for 1997 increased $71.3 million compared to 1996, with the following increases by business segment: property and casualty up 19.6% ($30.6 million); life and financial solutions up 61.4% ($26.5 million); and international up 12.9% ($14.2 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers. The increases were partially offset by the elimination of approximately $11.4 million in revenue that generated no profit related to the Florida Business
Process  Outsourcing  ("BPO")  unit.

     The Company's confidence in forecasting the demand for new large enterprise licenses and new services agreements was lower at the end of 1998 than it was earlier in the year. This is primarily due to the continuing impact of Year 2000 demands on customer resources and decision processes and the emergence of the Internet and the resulting changing priorities of some insurance companies.

At the end of the third quarter and during the fourth quarter of 1998, the Company completed fewer transactions than were previously forecast. Some of these opportunities were deferred while others were foregone in favor of alternative strategies. Although the Company believes that the demands of the Year 2000 have provided licensing and servicing opportunities with some customers, it also has delayed or prevented other opportunities. In addition, the Year 2000 has caused an unprecedented level of investment in systems and remediation services. The Company is unable to accurately predict how the demand for new licensing and services will be affected by these investments.

     Furthermore, the Company believes most insurance companies were required to complete remediation of their policy administration systems by the third quarter of 1998. However, many insurance companies' information technology ("IT") departments are continuing to focus on Year 2000 remediation issues and testing of their applications, suppliers and data processing environments. This continuing level of distraction and asset allocation limits the Company's ability to accurately predict licensing and services demand over the next twelve to eighteen months.

     The Company believes that system evaluations and decision processes are also being affected by uncertainties related to the Internet. The emergence of the Internet as a viable insurance distribution channel is causing a re-evaluation of the traditional methods of distribution for insurance products. The Company also believes that in order for insurance companies to capitalize on this new distribution method they will be required to redesign their business models and related support systems. The issues raised by the emergence of the Internet and related technology requirements will be distracting and confusing for many insurance companies and complicate the process of transitioning the insurance industry to client/server architecture. Therefore, customer uncertainty as to their Internet and client/server business strategies may extend sales cycles for large enterprise systems.

OPERATING EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits for 1998 increased 23.3% compared to 1997. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin Corporation ("Lockheed Martin"). Had these employee costs not been transferred, 1998 employee compensation and benefits would have increased 25% by comparison to last year. Compensation and benefits increased 22.8% ($14.2 million) internationally and 23.6% ($36.4 million) domestically.

Employee compensation and benefits for 1997 increased 31.6% compared to 1996 principally as a result of the increased salaries and related costs associated with the growth in staffing in all business units. Compensation and benefits increased 31.2% ($14.9 million) internationally and 31.8% ($37.2 million) domestically.

     Computer and communications expenses for 1998 increased 11.0% compared to 1997. At the beginning of the third quarter, the Company entered into a data center outsourcing agreement with Lockheed Martin. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. Had these employee costs not been transferred, 1998 computer and communications expenses would have remained relatively unchanged by comparison to last year. The savings from the outsourcing agreement were offset by increased communications volumes, increased network and PC related expenses and increased license fees for operational data center software.

Computer and communications expenses for 1997 increased 15.6% compared to 1996, principally as a result of increased communications, data circuit and maintenance costs associated with the growth of the Company's domestic and international outsourcing operations.

Depreciation and amortization of property, equipment and capitalized software costs for 1998 increased 7.6% compared to 1997 principally due to higher amortization expense resulting from various releases of the Company's internally developed software products. However, as a percentage of revenue, depreciation and amortization expense declined to 10.3% from 11.2% in 1997.

Depreciation and amortization of property, equipment and capitalized software costs for 1997 increased 19.6% compared to 1996. This increase is due principally to higher amortization expense resulting from the release of version 9702 of CyberLife client/server life insurance software in October 1997. In addition, depreciation expense increased due to the Company's increased investment in network and PC hardware.

     Other operating costs and expenses for 1998 decreased 12.8% compared to 1997 principally due to lower consultant, contract loss and bad debt expense, partially offset by increased facility costs and decreased amounts of capitalized software development costs.

Other operating costs and expenses for 1997 decreased 29.0% compared to 1996. This decrease is primarily due to the elimination of costs (and previously referenced revenues) for the BPO unit in Florida and an increase in amounts capitalized principally related to the continued enhancement and development of S3+, CyberLife and I+. The decrease was partially offset by increased fees for the use of consultants and independent contractors to satisfy staffing needs for certain development and services activities, as well as increased rent and other facility costs.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses for 1998 increased 12.6% compared to 1997, principally due to increased bonus, commission, and rent, partially offset by decreased third party commissions. As a percentage of revenue, selling general and administrative expenses declined to 17.5% from 18.3% in 1997.

Selling, general and administrative expenses for 1997 increased 39.0% compared to 1996, principally from the Company's investment in its international sales force and administrative infrastructure.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

Amortization of goodwill and other intangibles for 1998 increased 7.8% compared to 1997, principally due to the amortization of costs associated with the acquisition of TLG and the Lockheed Martin outsourcing arrangement.

Amortization of goodwill and other intangibles for 1997 remained relatively unchanged compared to 1996.

IMPAIRMENT  AND  ACQUISITION  RELATED  CHARGES

     The  results  of  operations  in  1998  include  $13.3 million of special
charges.    These  pre-tax  charges  include  $3.7  million  related  to  the acquisition of TLG and $9.6 million for the impairment of capitalized software development costs which resulted from certain technology related issues and changes in the Company's strategy (see Note 3 of Notes to Consolidated Financial Statements).

LITIGATION  SETTLEMENT  AND  EXPENSES,  NET

In May 1996, the Company resolved a litigation matter with an agreement for the mutual dismissal of all related claims and counterclaims as well as the Company's recovery of certain defense costs, with interest. As a result, the Company recorded a $9.4 million pre-tax gain for this recovery during the second quarter of 1996. Additionally, in February 1997, the Company determined it was necessary to increase its estimate of anticipated liability for the costs associated with a verdict in another litigation matter and as of December 31, 1996, recorded an additional $6.0 million for the costs in this matter.

OPERATING  INCOME

     1998 operating income increased 10.4% compared to 1997. Increases in segment operating income were: property and casualty up 4.9%, life and financial solutions up 74.0% and international up 15.4%. The increase in operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue.

1997 operating income increased 13.8% compared to 1996. Increases in segment operating income were: property and casualty up 10.8%, life and financial solutions up 47.1% and international up 28.3%. The increase in operating income is primarily related to increases in licensing and professional services revenues.

Excluding special charges and credits, operating income for 1998 was $100.8 million compared to $79.2 million for 1997 and $65.9 million for 1996. Operating income, as a percentage of total revenues, excluding the effects of the special charges described above, was 16.6% for 1998, 15.3% for 1997 and 15.6% for 1996.

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

Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of annual initial license revenues and total revenues for each of the years presented:

                                       First   Second  Third   Fourth
                                      Quarter Quarter Quarter Quarter Total
                                      ------- ------- ------- ------- ------
                                               (Dollars in Millions)

1998 initial license revenues. . . .  $ 12.6   $13.0   $14.7   $27.4   $ 67.7
% of annual initial license revenues   18.6 %   19.2%   21.7%   40.5%   100.0%
% of total revenues. . . . . . . . .     9.0%    9.0%    9.7%   16.0%    11.1%

1997 initial license revenues. . . .  $ 11.3   $16.6   $16.9   $25.0   $ 69.8
% of annual initial license revenues    16.2%   23.8%   24.2%   35.8%   100.0%
% of total revenues. . . . . . . . .     9.8%   13.4%   12.8%   17.0%    13.5%

1996 initial license revenues. . . .  $ 10.4   $12.0   $10.0   $19.4   $ 51.8
% of annual initial license revenues    20.1%   23.2%   19.4%   37.3%   100.0%
% of total revenues. . . . . . . . .    11.0%   12.4%    9.3%   15.5%    12.2%

OTHER  INCOME  AND  EXPENSES

     Investment income for 1998 was relatively unchanged compared to 1997. Interest expense decreased 27.5% for 1998 compared to 1997, principally due to lower levels of borrowed funds under the Company's credit facility and the capitalization of interest on construction in progress.

Due to reduced levels of investable funds during 1997, investment income decreased $0.8 million compared to 1996. Interest expense was relatively unchanged.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 39.7%, 37.4%, and 36.2% for the years ended December 31, 1998, 1997 and 1996, respectively. The effective income tax rate on continuing operations was 37.8%, 37.2% and 35.8% for the years ended December 31, 1998, 1997 and 1996, respectively.

DISCONTINUED  OPERATIONS,  NET

Loss from discontinued operations increased for 1998 compared to 1997, principally due to (i) an additional loss of $1.0 million, net of tax, recognized during 1998 related to the write down of capitalized software and receivables of the property and casualty information services segment; (ii) partial year operating results in 1998 compared to full year operating results in 1997 for the life information services segment; and (iii) no operating results in 1998 compared to eight months operating results in 1997 for the property and casualty information services segment.

     Income from discontinued operations decreased for 1997 compared to 1996, principally due to partial year operating results in 1997 compared to full year operating results in 1996 for the property and casualty information services segment.

For additional information on the discontinued operations, see Note 13 of Notes to Consolidated Financial Statements.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), subsequently amended. As amended, SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company adopted SOP 97-2 at January 1, 1998 and the amendments in order of their issuance. The adoption did not have a material impact on the Company's financial statements.

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

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific
projected  transactions.    The  Company  was  not  holding  any  derivative
instruments  at  December  31,  1998    and  1997.

                        LIQUIDITY AND CAPITAL RESOURCES
                                                                 December 31,
                                                               1998      1997
                                                             --------  -------
                                                               (In Millions)

Cash and equivalents, marketable securities and investments  $  35.7   $ 46.5
Current assets. . . . . . . . . . . . . . . . . . . . . . .    217.2    185.8
Current liabilities . . . . . . . . . . . . . . . . . . . .     98.9     86.2
Working capital . . . . . . . . . . . . . . . . . . . . . .    118.3     99.6
Current portion of long-term debt . . . . . . . . . . . . .     15.8      1.2
Long-term debt. . . . . . . . . . . . . . . . . . . . . . .     85.0     37.7

Cash provided by operations . . . . . . . . . . . . . . . .  $  99.8   $128.2
Cash (used) by investing activities . . . . . . . . . . . .   (138.2)   (97.6)
Cash provided (used) by financing activities. . . . . . . .     32.2    (20.6)

     The Company's current ratio (current assets divided by current liabilities) stood at 2.2 at December 31, 1998. Management believes this is sufficient when combined with the available credit facility to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. At December 31, 1998, the Company had available $115 million of its five year $200 million credit facility. The Company also had available a $15 million uncommitted operating line of credit, all of which was outstanding at December 31, 1998.

During  1998,  the  Company  capitalized  $59.6  million  of internal software development costs principally related to the development of its S3+ client/server property and casualty software (including the incorporation of object-oriented technology and support for Microsoft Windows NT ) and CyberLife object-oriented client/server life insurance software, as well as other ongoing projects in support of its domestic and international product strategies.

Significant expenditures planned for 1999, excluding any possible business acquisitions and stock repurchases, are as follows: acquisition of data processing and communications equipment, support software, buildings, building improvements and office furniture, fixtures and equipment and costs relating to the internal development of software systems.

The Company has historically used the cash generated from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market conditions, it will continue to use its cash for all of these purposes in the future and that projected cash from operations, along with currently available borrowing capacity, will be able to meet presently anticipated needs.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results and financial condition may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

Currently, the Company's business is focused principally within the global property and casualty and life and financial solutions industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology and the emergence of the Internet as a viable insurance distribution channel. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

The timing and amount of the Company's revenues are subject to a number of factors, such as the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facility, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

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

There  following seven phases are included in the Company's Year 2000 project:


Planning. Educating the organization on Year 2000 issues and concerns, the readiness efforts necessary, and preparing for the next phase of the Year 2000 readiness project.
Inventory. Cataloguing all organizational components, including products, external or internal interfaces, hardware and software that may require remediation and testing to adequately address Year 2000 concerns. Triage. Prioritizing and categorizing all products, equipment, interfaces, data, and facilities identified during the Inventory phase. Emphasis is placed on the identification of: all mission critical components, those that are least important, and those that fall in the middle
Assessment. Identifying remediation requirements for each component in order of business risk prioritization determined during Triage.
Remediation. Repairing, replacing, or retiring components based on the work identified during the Assessment phase. Unit tests on repaired applications are also included in this phase.
Testing. Testing components that were repaired. Such tests include both system tests and integrated tests in test environments with machine dates advanced to reflect dates in the years 1999 and 2000.
Implementation. Migrating systems, applications, and hardware to production environments, installation of replacement systems and the retirement of designated components, as well as finalizing, documenting and taking care of residual activities. This phase also includes the compilation and retention of supporting documentation that conforms to prescribed corporate standards.

All phases are currently scheduled to be completed during the third quarter of 1999.

The Year 2000 issue may potentially affect the Company in four areas: its product offerings, its service offerings, its internal systems, and its suppliers and trading partners.

Product  Offerings
-------------------

The Company has updated the code of its primary product offerings to process dates across the century boundary. Current testing has confirmed the ability of the applications to process data in both centuries. Beyond that, additional testing is scheduled on the Company's base products for the first half of 1999 in an environment that utilizes accelerated system dates (Year 2000 environment). This additional testing seeks to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate. Once all of the Company's base products have been tested in a Year 2000 environment, redundant testing will continue through the remainder of 1999.

Based on current inventories, the Company is also in the process of contacting critical, third party dependencies to determine whether remediation efforts or alternative measures to handle Year 2000 impacts are necessary.

Service  Offerings
-------------------

The Company has completed Year 2000 application code remediation for all domestic property and casualty customers who will be Business Process Outsourcing ("BPO")/Information Technology Outsourcing ("ITO")
customers after December 31, 1999. Live customer data is currently being processed on these remediated applications in a production environment. Based upon customer preference, additional testing is scheduled during 1999 in a Year 2000 environment. This testing is designed to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate.

Internal  Systems
------------------

Internal systems consist primarily of third-party products used by the Company for its internal operations which include data center hardware and software, internal financial and human resource systems, and network and PC hardware and software. The Company's Blythewood data center has substantially completed its hardware and operating software inventory, assessments, remediation, and testing efforts in order to satisfy Year 2000 requirements. As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center and remaining remediation efforts will be coordinated with Lockheed Martin. The Company's Australian and European data centers have substantially completed their inventory and assessment of
hardware  and  operating  software  for  Year  2000  requirements.    Final
implementation for all data centers is scheduled for completion by June 30, 1999.

In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The financial components of the selected solution are substantially operational. The solution's human resources functionality is scheduled to be fully operational during the third quarter of
1999.    The  selected  solution  meets  Year  2000  requirements.

The Company is inventorying and assessing all of its network and PC hardware and software to determine if any Year 2000 remediation upgrades will be required. The majority of the inventory and assessment phases are complete. The Company has also assessed readiness with respect to non-IT systems which relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

Suppliers  and  Trading  Partners
----------------------------------

The Company's ability to operate is dependent on relationships with certain suppliers and trading partners, such as electric utilities and telephone companies, who provide services to the Company's various offices and data centers ("mission critical suppliers and trading partners"). The Company expects to complete the process of identifying all potential mission critical suppliers and trading partners prior to the end of the second quarter of 1999. Any identified mission critical third party systems and data interfaces will be tested, to the extent practical, in a Year 2000 environment. The Company's ability to influence cooperation is partially dependent on the significance of the Company's relationship with its suppliers and trading partners. The Company anticipates completing this phase of its Year 2000 readiness project in the second quarter of 1999.

Year  2000  Costs
------------------

Since 1993, the Company estimates that it has incurred approximately $16 million of costs in addressing Year 2000 remediation issues and will spend approximately $3 million during 1999. Based on the Company's experience to date, it is not anticipated that the completion of the remaining Year 2000 remediation efforts will have a material adverse effect upon the Company's financial position or results of operations. The Company's past and anticipated future remediation costs are funded by operations.

Year  2000  Risks
------------------

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

The Company continues to develop contingency plans to minimize the effect of such disruptions.

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with the Company's disclosures under the heading "Factors That May Affect Future Results" above.

EURO CONVERSION

     On January, 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro and have agreed to adopt the euro as their common legal currency on that date. It is also possible that some of the non-participating countries may also choose to convert to the euro at a later date. From January 1, 1999, to December 31, 2001, there will be a transition period, during which the participating countries may conduct transactions in either their legacy currency or the euro. On January 1, 2002, new euro-denominated bills and coins will be issued, and by July 1, 2002, all legacy currency bills and coins will be withdrawn, finalizing the conversion to the euro.

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

SEASONALITY  AND  INFLATION

     The Company's operations have not proven to be significantly seasonal, though as with many companies in the software business, the fourth quarter tends to be the strongest quarter annually. Quarterly revenues and net income can be expected to vary at times. This is attributable principally to the timing of customers entering into license agreements with the Company. The Company is unable to control the timing of these decisions.

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


ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As of December 31, 1998, the Company held no derivatives or similar financial instruments bearing market risk related to interest rates, foreign currency, equities or commodities. From time-to-time, the Company enters into forward foreign currency exchange contracts to hedge specific anticipated transactions in currencies other than the US dollar. Approximately 21% of the Company's assets are invested in currencies other than the US dollar. There are no material financial assets held in currencies outside of the functional currencies of these subsidiaries.

The Company has variable rate debt explained in Note 7 of Notes to Consolidated Financial Statements.
             ____________________________________________________

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Consolidated Financial Statements and Supplementary Data

                                                                                             Page

REPORT OF INDEPENDENT ACCOUNTANTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996  26

  Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . . . . . . . . . . .  27

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
       for the years ended December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . .  28

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996  29

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  30

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  48

SUPPLEMENTAL SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  49

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50


  Supplemental  schedules  other  than  those listed above are omitted because of the absence of conditions  under which they are required or because the required information is included in the consolidated  financial  statements  or  in  the  notes  thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Policy Management Systems Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Policy Management Systems Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                   PricewaterhouseCoopers LLP


Atlanta, Georgia
February 9, 1999


                           POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                            ------------------------------
                                                              1998       1997       1996
                                                            ---------  ---------  --------
                                                      (In thousands, except per share data)
REVENUES:

  Licensing. . . . . . . . . . . . . . . . . . . . . . . .  $133,814   $132,705   $108,816
  Services . . . . . . . . . . . . . . . . . . . . . . . .   473,644    385,466    314,494
                                                            ---------  ---------  ---------
                                                             607,458    518,171    423,310
                                                            ---------  ---------  ---------
OPERATING EXPENSES:
  Cost of revenues:
    Employee compensation and benefits . . . . . . . . . .   267,386    216,779    164,702
    Computer and communications expenses . . . . . . . . .    35,891     32,333     27,962
    Depreciation and amortization of property,
      equipment and capitalized software costs . . . . . .    62,391     57,959     48,445
    Other costs and expenses . . . . . . . . . . . . . . .    23,940     27,459     38,656
  Selling, general and administrative expenses . . . . . .   106,528     94,649     68,083
  Amortization of goodwill and other intangibles . . . . .    10,565      9,799      9,564
  Impairment and restructuring charges . . . . . . . . . .     9,593          -       (245)
  Acquisition related charges:
    Purchased research and development . . . . . . . . . .     2,000          -          -
    Purchased and internally developed software. . . . . .     1,732          -          -
  Litigation settlement and expenses, net. . . . . . . . .         -          -     (3,422)
                                                            ---------  ---------  ---------
                                                             520,026    438,978    353,745
                                                            ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    87,432     79,193     69,565

Equity in earnings of unconsolidated affiliates. . . . . .     1,163      1,189          -

Minority interest. . . . . . . . . . . . . . . . . . . . .      (104)         -          -

OTHER INCOME AND EXPENSES:
  Investment income. . . . . . . . . . . . . . . . . . . .     1,569      1,527      2,316
  Interest expense and other charges . . . . . . . . . . .    (3,705)    (5,110)    (4,993)
                                                            ---------  ---------  ---------
                                                              (2,136)    (3,583)    (2,677)
                                                            ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .    86,355     76,799     66,888
Income taxes . . . . . . . . . . . . . . . . . . . . . . .    32,619     28,536     23,926
                                                            ---------  ---------  ---------


INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . . .    53,736     48,263     42,962

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $252, $1,535, and $2,125, respectively. . . . . . .       389      2,058      3,035
  Loss on disposal of discontinued operations, less
    applicable income taxes (benefit) of $2,272 and ($38),
     respectively. . . . . . . . . . . . . . . . . . . . .      (854)       (64)         -
                                                            ---------  ---------  ---------
                                                                (465)     1,994      3,035
                                                            ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $ 53,271   $ 50,257   $ 45,997
                                                            =========  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . . . . . . .  $   1.47   $   1.32   $   1.16
  (Loss) income from discontinued operations . . . . . . .     (0.01)      0.06       0.08
                                                            ---------  ---------  ---------
                                                            $   1.46   $   1.38   $   1.24
                                                            =========  =========  =========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . . . . . . .  $   1.37   $   1.28   $   1.14
  (Loss) income from discontinued operations . . . . . . .     (0.01)      0.05       0.08
                                                            ---------  ---------  ---------
                                                            $   1.36   $   1.33   $   1.22
                                                            =========  =========  =========


WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .    36,441     36,468     37,208
                                                            =========  =========  =========
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION . . . . .    39,289     37,666     37,666
                                                            =========  =========  =========


See accompanying notes.


                                   POLICY MANAGEMENT SYSTEMS CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                      -------------------
                                                                                         1998      1997
                                                                                      ---------  --------
                                                                         (In thousands, except share data)
ASSETS
Current assets:

  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,013   $ 32,179
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      3,280
  Receivables, net of allowance for uncollectible amounts of $2,051 ($2,628 at 1997)   104,299     89,920
  Accrued revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,686     38,869
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,336      3,628
  Other receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,279          -
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,645      8,884
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,968      9,049
                                                                                      ---------  ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   217,226    185,809

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   135,436    116,433
Accrued revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,844      3,271
Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . .    81,401     69,125
Capitalized software costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   220,908    204,118
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,787     21,996
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,661     11,066
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,394      2,547
                                                                                      ---------  ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $718,698   $618,406
                                                                                      =========  =========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .  $ 57,129   $ 57,345
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .    15,812      1,191
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,202      7,499
  Unearned revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,804     18,806
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       988      1,372
                                                                                      ---------  ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    98,935     86,213

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    85,000     37,714
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    98,233     80,496
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,520      3,487
                                                                                      ---------  ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   285,688    207,910
                                                                                      ---------  ---------

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       526          -

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares authorized . . . . . . . . . . . . .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
  36,357,139 shares issued and outstanding (18,339,304 at 1997). . . . . . . . . . .       364        183
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    82,396    112,090
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   359,454    306,367
Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . .    (9,730)    (8,144)
                                                                                      ---------  ---------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .   432,484    410,496
                                                                                      ---------  ---------
          Total liabilities and stockholders' equity . . . . . . . . . . . . . . . .  $718,698   $618,406
                                                                                      =========  =========


See accompanying notes.


                        POLICY MANAGEMENT SYSTEMS CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              AND COMPREHENSIVE INCOME

                                                               Accumulated
                                           Additional            Other
                                    Common  Paid-In   Retained Comprehensive
                                    Stock   Capital   Earnings   Income      Total
                                    ------  -------- ---------  --------   --------
                                                    (Dollars in thousands)

BALANCE, DECEMBER 31, 1995 . . . .  $194   $173,402   $210,113   $(1,037)  $382,672

Comprehensive income
  Net income . . . . . . . . . . .     -          -     45,997         -     45,997
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .     -          -          -     1,905      1,905
    Unrealized loss on
      marketable securities. . . .     -          -          -       (12)       (12)
                                                                           ---------
Total comprehensive income                                                   47,890
                                                                           ---------
Stock options exercised
  (148,084 shares) . . . . . . . .     2      6,291          -         -      6,293
Repurchase of 1,405,012 shares
  of common stock. . . . . . . . .   (14)   (73,589)         -         -    (73,603)
                                    -----  ---------  ---------  --------  ---------
BALANCE, DECEMBER 31, 1996 . . . .   182    106,104    256,110       856    363,252

Comprehensive income
  Net income . . . . . . . . . . .     -          -     50,257         -     50,257
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .     -          -          -    (9,020)    (9,020)
    Unrealized gain on
      marketable securities. . . .     -          -          -        20         20
                                                                           ---------
Total comprehensive income                                                   41,257
                                                                           ---------
Stock options exercised
  (240,018 shares) . . . . . . . .     3     11,018          -         -     11,021
Repurchase of 79,900 shares
  of common stock. . . . . . . . .    (2)    (5,032)         -         -     (5,034)
                                    -----  ---------  ---------  --------  ---------
BALANCE, DECEMBER 31, 1997 . . . .   183    112,090    306,367    (8,144)   410,496

Comprehensive income
  Net income . . . . . . . . . . .     -          -     53,271         -     53,271
Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments                                     (1,578)    (1,578)
    Unrealized loss on
      marketable securities. . . .     -          -          -        (8)        (8)
                                                                           ---------
Total comprehensive income                                                   51,685
                                                                           ---------
Stock dividend (18,426,691 shares)   184          -       (184)        -          -
Stock options exercised
  (1,734,544 shares) . . . . . . .    18     61,623          -         -     61,641
Repurchase of 2,143,400 shares
  of common stock. . . . . . . . .   (21)   (91,317)         -         -    (91,338)
                                    -----  ---------  ---------  --------  ---------
BALANCE, DECEMBER 31, 1998 . . . .  $364   $ 82,396   $359,454   $(9,730)  $432,484
                                    =====  =========  =========  ========  =========


See accompanying notes.


                                  POLICY MANAGEMENT SYSTEMS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                         1998        1997         1996
                                                                      ---------   ---------   ----------
                                                                                (In thousands)
OPERATING ACTIVITIES

    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  53,271   $  50,257   $  45,997
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . .     78,386      72,276      62,265
        Deferred income taxes. . . . . . . . . . . . . . . . . . . .      5,338      13,365      20,392
        Provision for uncollectible accounts . . . . . . . . . . . .         90       2,951         510
        Impairment charges . . . . . . . . . . . . . . . . . . . . .      9,593          75           -
        Gain on disposal of discontinued operations. . . . . . . . .     (1,986)          -           -
        Acquisition related charges. . . . . . . . . . . . . . . . .      3,732           -           -
    Changes in assets and liabilities:
        Receivables. . . . . . . . . . . . . . . . . . . . . . . . .    (18,647)     (3,999)     (8,599)
        Accrued revenues . . . . . . . . . . . . . . . . . . . . . .    (11,390)    (10,033)     (8,700)
        Accounts payable and accrued expenses. . . . . . . . . . . .     (3,540)     (4,422)     (9,524)
        Income taxes payable . . . . . . . . . . . . . . . . . . . .      1,564         876       4,805
        Unearned revenues. . . . . . . . . . . . . . . . . . . . . .     (3,825)      8,966      (1,510)
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . .    (12,793)     (2,083)     (6,996)
                                                                      ----------  ----------  ----------
             Cash provided by operations . . . . . . . . . . . . . .     99,793     128,229      98,640
                                                                      ----------  ----------  ----------
INVESTING ACTIVITIES
    Proceeds from sales/maturities of available-for-sale securities.      3,257         250       2,050
    Proceeds from maturities of held-to-maturity securities. . . . .      2,969           -       1,000
    Proceeds from sale of business segment . . . . . . . . . . . . .     23,826       2,900           -
    Acquisition of property and equipment. . . . . . . . . . . . . .    (61,699)    (31,761)    (28,852)
    Capitalized internal software development costs. . . . . . . . .    (59,642)    (62,508)    (56,775)
    Business acquisitions. . . . . . . . . . . . . . . . . . . . . .    (37,023)     (1,837)     (6,178)
    Investment by minority interest. . . . . . . . . . . . . . . . .        425           -           -
    Investment in unconsolidated affiliate . . . . . . . . . . . . .       (300)     (4,850)     (2,315)
    Proceeds from disposal of property and equipment . . . . . . . .      1,031         806         980
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,013)       (573)     (2,810)
                                                                      ----------  ----------  ----------
Cash used by investing activities. . . . . . . . . . . . . . . . . .   (138,169)    (97,573)    (92,900)
                                                                      ----------  ----------  ----------
FINANCING ACTIVITIES
    Payments on long-term debt . . . . . . . . . . . . . . . . . . .    (67,593)   (181,219)   (210,265)
    Proceeds from borrowing under credit facilities. . . . . . . . .    129,500     154,634     258,862
    Issuance of common stock under stock option plans. . . . . . . .     61,641      11,021       6,293
    Repurchase of outstanding common stock . . . . . . . . . . . . .    (91,338)     (5,034)    (73,603)
                                                                      ----------  ----------  ----------
             Cash provided (used) by financing activities. . . . . .     32,210     (20,598)    (18,713)
                                                                      ----------  ----------  ----------
Net (decrease) increase in cash and equivalents. . . . . . . . . . .     (6,166)     10,058     (12,973)
Cash and equivalents at beginning of period. . . . . . . . . . . . .     32,179      22,121      35,094
                                                                      ----------  ----------  ----------
Cash and equivalents at end of period. . . . . . . . . . . . . . . .  $  26,013   $  32,179   $  22,121
                                                                      ==========  ==========  ==========

SUPPLEMENTAL INFORMATION
    Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,174   $   3,328   $   3,811
    Income taxes paid (refunded) . . . . . . . . . . . . . . . . . .     14,056      12,229      (2,193)


Non-cash operating activities:
The Company has recorded a liability and corresponding asset related to the deferral of $2.5 million of compensation expense payable in the form of restricted stock, vesting over five years.

Non-cash investing activities:
The Company transferred $11.3 million of property, plant and equipment at net book value to Lockheed
Martin in exchange for an other receivable (paid in January 1999).

See accompanying notes.

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements are prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its majority owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated. The equity method of accounting is used when the Company does not have effective control and has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. These equity interests include goodwill. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE  RECOGNITION

The Company's revenues are generated primarily by licensing standardized insurance software systems and providing outsourcing and professional services to the global insurance and related financial services industries.

Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation, if collectibility is probable. The monthly license charge, which covers the right to use the product during the term of the agreement, also provides access to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide unspecified additions or modifications to the licensed systems, which the Company may deliver from time to time to licensees of those systems if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the MESA provision of the license agreement. Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term. Customers wishing to acquire perpetual rights to use the Company's software enter into additional agreements to acquire such rights.

The Company provides professional support services, including systems implementation and integration assistance, consulting and educational services, which are available under services agreements and charged for separately. These services are generally provided under time and materials contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of service provided. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

The Company does from time to time enter into certain joint development arrangements. Although these arrangements are varied, the Company principally will undertake custom development of a product or enhancement and typically retain all marketing rights and titles to such development. The Company does, however, have certain joint marketing arrangements. Joint development arrangements are generally provided for under fixed price agreements and in some circumstances on a time and materials basis. The Company recognizes revenue equal to direct cost on the same basis as professional support services; however, where technological feasibility has already been established, the Company will capitalize the portion of development costs which exceed customer funding provided under the joint development arrangement.

The Company also offers Information Technology and Business Process Outsourcing services ranging from making available Company software licensed on a remote processing basis from the Company's data centers, to complete systems management, processing, administrative support and automated information services. Outsourcing services are typically provided under contracts having terms from three to ten years. Revenues from substantially all outsourcing are recognized at the time the service is performed and losses, if any, are recognized in the period in which they are determined.

     Accrued revenues on the Company's accompanying consolidated balance sheets represent costs and related profits in excess of billings on certain contracts. Accrued revenues were not billable at the balance sheet date, based on the terms of the contract, but are recoverable over the remaining life of the contract.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE  SECURITIES

Debt securities included in the Company's investment portfolio for which there is a positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that may be sold prior to maturity and all marketable equity securities are classified as available-for-sale and carried at fair value. The fair value is estimated based on quoted market prices for those or similar investments. Net unrealized gains and losses, determined on the specific identification method, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income.

Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. Marketable securities were sold for cash proceeds of $3.3 million during 1998. There were no sales of marketable securities during the year ended December 31, 1997.

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

The Company amortizes most goodwill over an estimated life of 15 years. The Company believes that this life appropriately reflects the current economic circumstances for its acquired businesses and the related period of future benefit.

Other identifiable purchased intangible assets are being amortized on a straight-line basis over their estimated period of benefit ranging from 3 to 10 years.

CAPITALIZED  SOFTWARE  COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86") certain costs incurred after establishing technical feasibility in the internal development of computer software which is to be licensed to customers, and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized and amortized over the estimated useful life, generally 3 to 5 years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. Product enhancements are improvements to existing products that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancements are charged to expense as research and development until technological feasibility of the enhancement has been established. Upon release of a product or enhancement, the unamortized value of the original product is added to the capitalized cost of the enhancement and amortized using the estimated life of the enhancement. All internal costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $0.7, $0.6 and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined.

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

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Weighted average common shares outstanding for all periods have been restated to reflect the stock split in June 1998 (see Note
11). For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):

                                Year Ended December 31,
                                ----------------------
                                 1998    1997   1996
                                ------  ------ -------
Weighted Average Shares
-----------------------

Basic EPS. . . . . . . . . . .  36,441  36,468  37,208
Effect of common stock options   2,848   1,198     458
                                ------  ------  ------
Diluted EPS. . . . . . . . . .  39,289  37,666  37,666
                                ======  ======  ======


     All options to purchase shares of common stock were included in the computation of diluted EPS for 1998.

FOREIGN  CURRENCY  TRANSLATION

The  local  currencies  of  the  Company's  foreign  subsidiaries  have  been determined to be their functional currencies. Assets and liabilities of foreign subsidiaries are translated into United States dollars at current exchange rates and resulting translation adjustments are included as a separate component of accumulated other comprehensive income. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

The effect on the Company's operating revenues of adverse foreign currency exchange fluctuations (stated as current year international revenues translated at prior year average exchange rates) was $8.0 and $6.7 million for 1998 and 1997, respectively.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), subsequently amended. As amended, SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company adopted SOP 97-2 at January 1, 1998 and the amendments in order of their issuance. The adoption did not have a material impact on the Company's financial statements.

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

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific
projected  transactions.    The  Company  was  not  holding  any  derivative
instruments  at  December  31,  1998    and  1997.

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

     Approximately $2.0 million of these charges represent estimated purchased IPR&D based on the income approach valuation method. This amount reflects the fair value of a single subsystem that was substantially complete, is not being marketed and will be used in the Company's research and development activities. Consistent with the Company's basis of accounting for costs incurred to develop its software, this subsystem is not capitalizable under SFAS 86 and has no alternative future use. The Company will spend approximately $1.0 million through 1999 to complete integration of this subsystem. The Company believes it will successfully integrate the family of systems with its existing product.

     The remainder of the acquisition charges represents the previously capitalized historical cost of software purchased and internal in-process development of the Company that is no longer capitalizable based on SFAS 86 as a result of the acquisition.

In December 1998, the Company acquired CAF Systemhaus fur Anwendungsprogrammierung GmbH ("CAF"), headquartered in Gilching, Germany, and related entities for approximately $7.0 million. CAF's Visual Project Modeling Systems ("VP/MS") are designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming cost and time-to market. The acquisition has been recorded using the purchase method of accounting.

     In August 1996, the Company acquired certain assets of Co-Cam Pty Ltd. and related entities ("Co-Cam") for approximately $6.0 million. Co-Cam, headquartered in Australia, is principally a software and services provider for superannuation and pension administration systems.

The  acquisitions  above  have  been  recorded  using  the  purchase method of
accounting.    Accordingly,  the  Consolidated Statements of Operations of the
Company  include  the  results  of  operations  from the date of acquisition.


NOTE  3.    IMPAIRMENT  CHARGES

     During the fourth quarter of 1998, the Company recorded impairment charges in the amount of $9.6 million to write-off the unamortized portion of capitalized software development costs of principally two products. During the last three years, the Company invested approximately $4.2 million in the development of a new software product called Visual Product Builder ("VPB"). VPB is designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming costs and time to market. During the Company's 1998 fourth quarter strategic planning, it became apparent that for technical and architectural reasons, VPB would not reach the level of market acceptance initially anticipated. Also during the fourth quarter, the Company identified CAF as a potential acquisition candidate, primarily based on CAF's successful development of VP/MS. VP/MS provides substantially the same function as VPB but without the technical and architectural issues that VBP presented. Therefore, the Company wrote off $3.9 million of unamortized previously capitalized VPB internal development costs.

Also during its 1998 fourth quarter strategic planning, the Company determined to cease marketing its policy administration software in the Latin American market to pursue an alliance with another software vendor in that market. Consequently, the Company wrote off $4.5 million of unamortized internal development costs.

The remaining amount of the impairment charges also constituted unamortized development costs of lesser products that were determined to be unrecoverable through future license revenues.


NOTE  4.    PROPERTY  AND  EQUIPMENT

     A summary of property and equipment is as follows (in thousands):


                                                              December 31,
                                              Estimated  ---------------------
                                             Useful Life    1998        1997
                                             ----------  ---------   ---------
                                               (Years)

Land. . . . . . . . . . . . . . . . . . . . . .      -  $   2,562   $   2,729
Buildings and improvements. . . . . . . . . . .  10-40     61,509      63,717
Construction in progress. . . . . . . . . . . .      -     11,923       1,338
Leasehold improvements. . . . . . . . . . . . .   1-10      5,808       3,872
Office furniture, fixtures and equipment. . . .   5-15     54,635      51,324
Computer and communications equipment
  and support software. . . . . . . . . . . . .    2-5    109,870     123,817
Internal use software . . . . . . . . . . . . .  3-7.5     11,981       3,804
Other . . . . . . . . . . . . . . . . . . . . .    3-5      5,511       5,354
                                                        ----------  ----------
                                                          263,799     255,955
Less: Accumulated depreciation and amortization          (128,363)   (139,522)
                                                        ----------  ----------
Property and equipment, net                             $ 135,436   $ 116,433
                                                        ==========  ==========

     Depreciation and amortization charged to expense was $26.4, $27.6, and $23.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE  5.    GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     A summary of goodwill and other intangible assets is as follows (in thousands):


                                              December 31,
                                           -------------------
                                             1998       1997
                                           --------   --------

Goodwill. . . . . . . . . . . . . . . . .  $ 73,156   $ 61,884
Customer lists. . . . . . . . . . . . . .    21,181     19,922
Contract acquisition costs. . . . . . . .    15,000     15,000
Covenants not to compete. . . . . . . . .     9,158      4,660
Other . . . . . . . . . . . . . . . . . .     8,688      6,066
                                           ---------  ---------
                                            127,183    107,532
Less: Accumulated amortization. . . . . .   (45,782)   (38,407)
                                           ---------  ---------
Goodwill and other intangible assets, net  $ 81,401   $ 69,125
                                           =========  =========


     Amortization charged to expense was $10.8, $10.6 and $10.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, the Company recorded $20.4 and $2.6 million of intangible assets related to the acquisitions of TLG and CAF, respectively.

NOTE  6.    CAPITALIZED  SOFTWARE  COSTS

     A summary of capitalized software costs is as follows (in thousands):


                                      December 31,
                                 ----------------------
                                    1998        1997
                                 ----------  ----------

Internally developed software .  $ 374,172   $ 329,552
Purchased software. . . . . . .     36,067      26,315
                                 ----------  ----------
                                   410,239     355,867
Less: Accumulated amortization.   (189,331)   (151,749)
                                 ----------  ----------
Capitalized software costs, net  $ 220,908   $ 204,118
                                 ==========  ==========

     Amortization charged to expense was $41.1, $33.9 and $28.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, the Company recorded $4.4 and $3.7 million of purchased software related to the acquisitions of TLG and CAF, respectively.


NOTE 7.  LONG-TERM DEBT AND OTHER BORROWINGS

     Long-term debt is as follows (in thousands):


                               December 31,
                            ------------------
                              1998      1997
                            --------  --------

Credit facility borrowings  $ 85,000  $37,000
Line of credit . . . . . .    15,000        -
Notes payable. . . . . . .       812    1,905
                            --------  -------
                             100,812   38,905
Less: Current portion. . .    15,812    1,191
                            --------  -------
Long-term debt . . . . . .  $ 85,000  $37,714
                            ========  =======

     Interest cost incurred was $2.9, $3.7 and $4.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest cost capitalized was $0.8, $0.1 and $0.1 million during 1998, 1997 and 1996, respectively.

The Company has a credit facility for $200 million with a syndicate of financial institutions to provide an additional source of funds for general corporate purposes. The facility, entered into in August 1997, bears a term of five years. Borrowings under the facility bear interest payable at per annum rates based upon the London Interbank Offering Rate plus a spread above certain of these rates ranging from 0.225% to 0.350% dependent upon certain financial ratios of the Company. Additionally, the Company pays a per annum facility fee on the aggregate amount of the commitments ranging from 0.10% to 0.15%. The Company is subject to certain covenants including, but not limited to, the maintenance of certain operating ratios and levels of tangible net worth. The average interest rate applicable to borrowings under credit facilities was 5.87% and 6.01% for the years ended December 31, 1998 and 1997, respectively.

NOTE  8.    COMMITMENTS  AND  CONTINGENCIES

COMMITMENTS

     On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which has an initial term of ten years, may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. Minimum contract payments by the Company over the initial ten-year term aggregate $33.0 million payable in specified annual installments which escalate over the ten-year period. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee, subject to certain provisions in the agreement, equal to a specified annual percentage of the Company's applicable prior year annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the initial ten-year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined. The agreement provisions for the supplemental revenue fee were not met for 1997 or 1998.

On April 7, 1995, the Company finalized certain terms of a ten-year agreement with an insurance holding company and its subsidiaries, initially entered into in November 1994. The Company is to provide certain data processing and other professional services as required. The minimum contractual processing revenues are expected to be in excess of $60 million over the term of the agreement. The Company incurred costs of $15 million related to this agreement during 1995 and 1994, which have been deferred as contract acquisition costs and are being expensed on a straight-line basis over the term of the agreement. At December 31, 1998, the net unamortized amount related to this continuing agreement, included in other intangible assets, was $9.3 million.

In June 1998, a Data Processing Services Agreement was completed between the Company and Lockheed Martin. Under its terms, the Company turned over operations of its Blythewood, South Carolina, data center to Lockheed Martin on July 1, 1998. The agreement sets forth an annual fee due for each year for the ten years of the agreement, payable in monthly installments. The amount was determined based on baseline resources, however, it will be adjusted for over or under usage of resources, inflation, and benchmarking results. The baseline payments are as follows (in thousands): 1999 - $19,082, 2000 -
$19,854,  2001  -  $22,672,  2002  -  $26,636,  2003  -  $27,415, thereafter -
$147,921. The Company also made a $2 million deposit in 1998 with an additional $2.6 million deposit to be paid in 1999. These amounts will reduce future payments beginning in June 2003.

During 1997, the Company entered into two five year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial terms of the agreements aggregate $8.6 million payable in specified monthly installments. At the end of the term of each agreement, the Company has the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease. Under the terms of the Lockheed Martin outsourcing agreement entered into during 1998, these leases will be assumed by Lockheed Martin.

The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $12.8, $10.0 and $7.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company leased certain data processing and related equipment primarily under operating leases expiring through 2003. Rent expense under operating leases for such equipment was $5.2, $7.9 and $7.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 16 years aggregating $3.2 million related to a leasehold planned for future abandonment, net of subleases (in thousands):

     Year Ending December 31,
     --------------------------
          1999 . . . .  $13,678
          2000 . . . .   12,731
          2001 . . . .   11,100
          2002 . . . .    9,303
          2003 . . . .    5,793
          Thereafter .   15,063
                        -------
          Total  . . .  $67,668
                        =======

CONTINGENCIES  -  LEGAL  PROCEEDINGS

     The Company is involved in litigation which commenced in January 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $180 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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


NOTE  9.    INCOME  TAXES

     A reconciliation of the difference between the actual income tax provision and the expected provision, computed using the applicable statutory rate, is as follows:


                                                         Year Ended December 31,
                                                           ------------------
                                                           1998   1997   1996
                                                           ----   ----   ----

Provision for taxes at the statutory rate . . . . . . . .  35.0%  35.0%  35.0%
Increase (decrease) in provision from:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . .   1.1    1.1   (3.4)
  State and local income taxes, net of federal tax effect   1.5    1.3    1.8
  Other . . . . . . . . . . . . . . . . . . . . . . . . .   2.1      -    2.8
                                                           -----  -----  -----
                                                            4.7    2.4    1.2
                                                           -----  -----  -----
Effective income tax provision rate . . . . . . . . . . .  39.7%  37.4%  36.2%
                                                           =====  =====  =====

An analysis of the income tax provision is as follows (in thousands):


                                                             Year Ended December 31,
                                                          ----------------------------
                                                            1998      1997       1996
                                                          --------  --------  --------

Current domestic taxes . . . . . . . . . . . . . . . . .  $22,470   $ 6,983   $ 2,857
Current foreign taxes. . . . . . . . . . . . . . . . . .    4,039     8,464     4,835
                                                          --------  --------  --------
  Total current taxes. . . . . . . . . . . . . . . . . .   26,509    15,447     7,692
                                                          --------  --------  --------
Deferred income taxes relating to temporary differences:
  Depreciation and amortization
    of property, equipment and intangibles . . . . . . .   (1,608)    2,138       664
  Capitalized software development costs . . . . . . . .    8,281    10,917    10,511
  Impairment and restructuring of operations . . . . . .        -       865     3,120
  Litigation settlement and expenses, net. . . . . . . .     (553)    1,754     4,184
  Contract loss reserve. . . . . . . . . . . . . . . . .    1,787        24       170
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      727    (1,112)     (290)
                                                          --------  --------  --------
                                                            8,634    14,586    18,359
                                                          --------  --------  --------
Total income tax provision . . . . . . . . . . . . . . .  $35,143   $30,033   $26,051
                                                          ========  ========  ========

     Actual current tax liabilities are lower than tax expenses reflected above for 1998, 1997 and 1996 by $16.9, $2.0 and $0.4 million, respectively, for the stock option deduction benefit recorded as a credit to stockholders' equity.

An analysis of the net deferred income tax assets and liabilities is as follows (in thousands):


                                                 December 31,
                                              ------------------
                                                1998     1997
                                              -------  --------

Current deferred assets. . . . . . . . . . .  $ 9,336  $ 3,628
                                              -------  -------

Long-term deferred assets:
  Net operating loss carryforward. . . . . .    7,567    7,567
  Foreign tax credit carryforward. . . . . .    6,161    5,197
  Other. . . . . . . . . . . . . . . . . . .   11,059    9,232
                                              -------  -------
    Long-term deferred assets. . . . . . . .   24,787   21,996
                                              -------  -------
      Total deferred assets. . . . . . . . .  $34,123  $25,624
                                              =======  =======

Long-term deferred liabilities:
  Depreciation and amortization of property,
    equipment and intangibles. . . . . . . .  $17,629  $14,709
  Capitalized software development costs . .   77,237   63,911
  Other. . . . . . . . . . . . . . . . . . .    3,367    1,876
                                              -------  -------
      Total deferred liabilities . . . . . .  $98,233  $80,496
                                              =======  =======

     Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1998 totaling approximately $10.7 million, which may be used to offset future taxable income. The foreign carryforwards have no expiration period. The Company has a valuation allowance of $1.7 million at December 31, 1998, related to certain of the foreign net operating losses that it does not anticipate utilizing.

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $37 million at December 31, 1998) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, there would be additional federal income tax expense of $2.6 million.

The Company has foreign tax credit carryforwards at December 31, 1998 of $6.2 million which will expire as follows: $3.8 million on December 31, 2000, $1.4 million on December 31, 2001 and $1.0 million on December 31, 2002.


NOTE  10.    EMPLOYEE  BENEFIT  PLANS

STOCK  EMPLOYEE  COMPENSATION  TRUST

     In February 1999, the Company created a Stock Employee Compensation Trust (the "SECT"). The SECT will purchase shares of the Company's common stock on the open market, which will be released to fund various compensation related plans as necessary. The SECT is a non-qualified grantor trust whose financial statements will be consolidated with the Company's. Shares in the trust will be presented in the manner of treasury stock, as a reduction of stockholder's equity.

401(K)  RETIREMENT  SAVINGS  PLAN

The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan to eligible employees. The Company matches 100% of the first 3% of salary contributed by the participant and matches 50% of the next 3% of salary contributed by the participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Non-vested and current Plan year Company contributions are invested in common stock of the Company. The Company's contribution on behalf of participating employees was $5.3, $3.8 and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

RESTRICTED  STOCK  OWNERSHIP  PLAN

     In August 1998, the Company established the Restricted Stock Ownership Plan. Participation in the Plan is mandatory for United States-based officers and directors until they have satisfied the applicable guidelines. Under the guidelines, officers are required to hold Company stock in multiples of their base salary ranging from 1 times salary for vice presidents, to 5 times salary for the Chief Executive Officer. Directors who are not employees are required to hold 5 times the annual retainer for directors. Directors and officers have annual targeted percentages of ownership to achieve each year and are to achieve 100% of the guideline for their office within 6 years of the Plan's adoption or their first election to the office to which this guideline is applicable.

     Under the Plan, annual retainers for directors and annual bonuses for officers are paid partially in cash and partially in restricted stock. Generally, for those directors and officers who have achieved their annual targeted percentages of ownership, annual retainers or any annual bonuses will be paid 50% in cash and 50% in restricted stock (with a 50% addition to the stock portion to adjust value for restrictions). For directors and officers who have not achieved their annual targeted percentage of ownership, annual retainers or any annual bonuses will be paid 100% in restricted stock (with only a 25% addition to adjust value for restrictions). Directors and officers may elect not to participate in the Plan after having achieved 100% of the stock ownership guidelines applicable to their positions. In addition, other managers who receive an annual bonus may elect to participate in a manner similar to officers who are at guideline. The aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is
500,000  shares.    During  1998,  1,836  shares  were issued under the Plan.

STOCK  OWNERSHIP  PLAN

In May 1995, the Company established a stock ownership plan through which eligible employees of the Company and its participating affiliates may acquire shares of the Company's common stock through regular payroll deductions. Participants may make after-tax contributions in multiples of $5.00, with a minimum deduction per pay period of $10.00 and a maximum deduction per pay period of the lesser of $900.00 or 10% of regular salary. The Company makes a matching contribution equal to 15% of participants' contributions. Participants who withdraw shares acquired under the Plan within two years of the date of purchase are ineligible to make further contributions to purchase shares under the Plan for twelve months after such withdrawal.

STOCK  OPTION  PLANS

The Company has two plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company and its subsidiaries. Options under the 1989 Stock Option Plan (the "1989 Plan") expire ten years after the grant date and options under the 1993 Long Term Incentive Plan for Executives (the "1993 Plan") expire in January 2003. During 1998, options were granted under the 1989 Plan and the 1993 Plan. During 1997, options were granted under the 1989 Plan only. During 1996, options were granted under the 1989 Plan and the 1993 Plan.

Options granted under the 1989 Plan have exercise prices at 100% of market value at date of grant and generally become exercisable either at the rate of 20%, 25% or 33 1/3% per year (cumulative) beginning one year from date of grant.

Participants in the 1993 Plan have exercise rights as a percentage of market value at date of grant as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996
- 102%; 1997 - 101%; and 1998 - 100%. Options granted under the Plan in 1993 became exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who were selected to participate in the Plan, the number of options granted and what percentage becomes exercisable on the above dates are determined according to formulas described in the Plan.

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.2%, 5.7% and 6.4%; volatility factors of the expected market price of the Company's common stock of 36.2%, 35.4% and 37.5%; and weighted-average expected life of the options of 4.3, 4.4 and 5.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):


                             Year Ended December 31,
                            -------------------------
                             1998     1997     1996
                            -------  -------  -------
  Net income

  As reported. . . . . . .  $53,271  $50,257  $45,997
  Pro forma. . . . . . . .   44,634   43,691   41,778

Basic earnings per share
  As reported. . . . . . .  $  1.46  $  1.38  $  1.24
  Pro forma. . . . . . . .     1.22     1.20     1.12

Diluted earnings per share
  As reported. . . . . . .  $  1.36  $  1.33  $  1.22
  Pro forma. . . . . . . .     1.14     1.16     1.11


     Option activity under all of the stock option plans is summarized as follows:

                                                            Year Ended December 31,
                                         ----------------------------------------------------------
                                                 1998                1997               1996
                                         -------------------  ------------------  -----------------
                                                    Weighted-           Weighted-          Weighted-
                                                    Average             Average            Average
                                                    Exercise            Exercise           Exercise
                                          Shares     Price    Shares     Price    Shares     Price
                                        ----------  -------- ---------  -------- ---------- -------
Outstanding at beginning of year . . .   7,595,780   $24.61  6,917,764   $24.48  6,212,328   $24.89
Granted. . . . . . . . . . . . . . . .   1,037,932    34.61  1,219,500    22.95  1,178,936    21.41
Exercised. . . . . . . . . . . . . . .  (2,066,731)   21.93   (480,036)   18.72   (296,168)   18.18
Forfeited. . . . . . . . . . . . . . .    (382,214)   24.07    (61,448)   22.96   (177,332)   29.18
                                        -----------          ----------          ----------
Outstanding at end of year . . . . . .   6,184,767   $27.23  7,595,780   $24.61  6,917,764   $24.48
                                        ===========          ==========          ==========

Options exercisable at year end. . . .   2,500,327           3,371,184           2,436,406

Shares available for future grant. . .           0 (1)       1,829,468           2,608,520

Weighted-average fair value of options
 granted during the year                             $12.80              $ 8.70              $ 9.28


(1)  The Company may make no further grants under its existing stock option plans.

The following table summarizes information about fixed options outstanding at December 31, 1998:


                  Options Outstanding     Options Exercisable
            ----------------------------- -------------------
                      Weighted-
                      Average    Weighted-          Weighted-
Range of              Remaining  Average            Average
Exercise             Contractual Exercise           Exercise
Prices      Shares      Life      Price   Shares     Price
---------  --------  ----------  ------- ---------  --------

15           170,568  5.3 years  $15.11    170,568  $15.11
16 to 18     557,138  6.5 years   17.23    161,572   16.99
21 to 24   2,724,073  6.6 years   22.87  1,081,412   22.71
25 to 27     612,256  6.0 years   25.87    320,275   25.55
33 to 40   1,379,068  6.9 years   34.60    404,000   34.68
41 to 46     741,664  4.0 years   40.97    362,500   40.95
           ---------                     ---------
           6,184,767                     2,500,327
           =========                     =========

NOTE  11.    STOCK  SPLIT

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


NOTE  12.    CERTAIN  TRANSACTIONS

DISCONTINUED  OPERATIONS

The Company sold its life information services segment in May 1998 for $23.8 million, net of selling expenses, resulting in a gain of $3.0 million, pretax and a gain of $0.1 million, net of tax. The difference in gain for tax purposes primarily results from the inability to deduct goodwill related to the sale for tax purposes. The operations of this segment are presented as discontinued operations in the accompanying Consolidated Statements of
Operations.    See  Note  13  for  income  from operations of the discontinued
segment.

The Company also recognized an additional loss during 1998 of $1.0 million, net of tax, on the sale of its property and casualty information services segment. This loss is included in discontinued operations in the accompanying Consolidated Statements of Operations.

On August 31, 1997, the Company completed the sale of substantially all of the assets of its property and casualty information services segment for cash proceeds of $2.9 million. The Company retained the working capital of this
business  (approximately  $14.3  million).    This  transaction  produced  a
non-recurring gain of $1.7 million. Also, during the third quarter of 1997, the Company abandoned a related business. As a result, the Company recorded a non-recurring charge of $1.8 million, principally related to capitalized software.

OTHER

During 1998, the Company repurchased 2,143,400 shares (2,388,200 restated for stock split) of the Company's stock on the open market.

During 1998, the life segment executed a license agreement for $2.2 million with the purchaser of the discontinued life information services segment.

During 1997, the Company repurchased 79,900 shares (159,800 restated for stock split) of the Company's stock on the open market.

     During 1997, the property and casualty segment executed a license agreement covering several of the Company's information access and electronic commerce software products for $1.8 million with the purchaser of the discontinued property and casualty information services.

On April 8, 1996, the Company repurchased 759,512 (1,519,024 restated for stock split) of the 1,519,024 shares of the Company's common stock held by GAP Coinvestment Partners and General Atlantic Partner 14 L.P. (collectively "General Atlantic Investors") and the remainder of the Company's shares owned by General Atlantic Investors were purchased by Continental Casualty Company, a licensee of the Company's S3+ solutions. The repurchase by the Company, at a price of $50.00 per share ($25.00 restated for stock split), resulted in an aggregate cash expenditure (after related costs) of approximately $38.7 million.

Also during 1996, the Company repurchased 645,500 shares (1,291,000 restated for stock split) of its common stock on the open market.


NOTE  13.    SEGMENT  INFORMATION

     The Company has classified its operations into five operating segments. The operating segments are the five revenue-producing components of the
Company for which separate financial information is produced for internal decision making and planning purposes. The segments are as follows:

1. Property and casualty enterprise software and services (generally referred to as "property and casualty"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Life and financial solutions enterprise software and services (generally referred to as "life and financial solutions"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and related financial services markets.

3. International. This segment provides software products, product support, professional services and outsourcing to the property and casualty and life insurance markets primarily in Europe, Asia and Australia and Canada.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. It was sold in August 1997.

5.  Life  information  services.   This segment provided information services,
principally physician reports and medical histories, to US life insurers. It was sold in May 1998.

Information about the Company's operations for the past three years is as follows:


                                                           Year Ended December 31,
                                                     -----------------------------------
                                                        1998         1997        1996
                                                     ----------   ---------  -----------
                                                               (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS

    Property and casualty . . . . . . . . . . . . .  $  280,633   $249,331   $  216,093
    Life and financial solutions. . . . . . . . . .     150,564    101,593       67,276
                                                     -----------  ---------  -----------
      Total US revenues . . . . . . . . . . . . . .     431,197    350,924      283,369
    International . . . . . . . . . . . . . . . . .     176,261    167,247      139,941
                                                     -----------  ---------  -----------
          Total revenues from continuing operations  $  607,458   $518,171   $  423,310
                                                     ===========  =========  ===========

  Discontinued Information Services Operations
    Property and casualty . . . . . . . . . . . . .  $        -   $ 64,649   $   93,679
    Life. . . . . . . . . . . . . . . . . . . . . .      11,968     64,611       64,920

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $   75,567   $ 72,055   $   65,045
    Life and financial solutions. . . . . . . . . .      37,626     21,627       14,700
    Corporate . . . . . . . . . . . . . . . . . . .    (39,758)*   (26,622)     (19,638)*
                                                     -----------  ---------  -----------
      Total US operating income . . . . . . . . . .      73,435     67,060       60,107
    International . . . . . . . . . . . . . . . . .      13,997     12,133        9,458
                                                     -----------  ---------  -----------
        Operating income. . . . . . . . . . . . . .      87,432     79,193       69,565

    Equity in earnings of unconsolidated affiliates       1,163      1,189            -
    Minority interest . . . . . . . . . . . . . . .        (104)         -            -
    Other income and expenses . . . . . . . . . . .      (2,136)    (3,583)      (2,677)
    Income taxes. . . . . . . . . . . . . . . . . .      32,619     28,536       23,926
                                                     -----------  ---------  -----------
        Income from continuing operations . . . . .  $   53,736   $ 48,263   $   42,962
                                                     ===========  =========  ===========


DISCONTINUED INFORMATION SERVICES OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $   (1,586)  $    533   $   1,568*
    Life. . . . . . . . . . . . . . . . . . . . . .       3,672      2,958        3,592
    Other income and expenses . . . . . . . . . . .         (27)         -            -
    Income taxes. . . . . . . . . . . . . . . . . .       2,524      1,497        2,125
                                                     -----------  ---------  -----------
      Discontinued operations, net. . . . . . . . .  $     (465)  $  1,994   $    3,035
                                                     ===========  =========  ===========


*Corporate and Discontinued operating income includes special charges and write-offs.


                                                           Year Ended December 31,
                                                       -----------------------------
                                                         1998      1997       1996
                                                       --------  ---------  --------
                                                               (In thousands)
DEPRECIATION AND AMORTIZATION

    Property and casualty. . . . . . . . . . . . . . .  $29,571   $26,203   $22,640
    Life and financial solutions . . . . . . . . . . .   15,142    14,878    12,855
    Corporate. . . . . . . . . . . . . . . . . . . . .    8,819    13,148    11,361
    International. . . . . . . . . . . . . . . . . . .   23,840    16,682    14,414
    Transferred to selling, general and administrative   (4,416)   (3,153)   (3,261)
                                                        --------  --------  --------
      Total depreciation and amortization. . . . . . .  $72,956   $67,758   $58,009
                                                        ========  ========  ========

    Discontinued Information Services Operations
      Property and casualty. . . . . . . . . . . . . .  $     -   $   179   $   253
      Life . . . . . . . . . . . . . . . . . . . . . .    1,011       954       758



                                                As of December 31,
                                          -------------------------------
                                             1998      1997       1996
                                          ---------  --------- ----------
                                                (In thousands)
IDENTIFIABLE ASSETS

  Enterprise software and services
    Property and casualty. . . . . . . .  $405,788   $339,649   $300,500
    Life and financial solutions . . . .   153,484    103,701     99,194
  Information services
    Property and casualty (discontinued)         -          -     21,128
    Life (discontinued). . . . . . . . .         -     21,368     26,140
  Corporate. . . . . . . . . . . . . . .    36,342     34,863     32,487
                                          ---------  ---------  ---------
      Total US identifiable assets . . .   595,614    499,581    479,449
  International. . . . . . . . . . . . .   150,698    142,881    123,232
  Eliminations . . . . . . . . . . . . .   (27,614)   (24,056)   (21,295)
                                          ---------  ---------  ---------
      Total identifiable assets. . . . .  $718,698   $618,406   $581,386
                                          =========  =========  =========


LONG-LIVED ASSETS
  US . . . . . . . . . . . . . . . . . .  $417,549   $361,383   $345,641
  International. . . . . . . . . . . . .    83,923     71,214     75,403
                                          ---------  ---------  ---------
      Total long-lived assets. . . . . .  $501,472   $432,597   $421,044
                                          =========  =========  =========

NOTE  14.    SIGNIFICANT  RISKS  AND  UNCERTAINTIES

     The Company's operating results and financial condition may be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

Currently, the Company's business is focused principally within the global property and casualty and life insurance and related financial services industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology and the emergence of the Internet as a viable insurance distribution channel. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

Contracts with governmental agencies involve a variety of special risks, including the risk of early contract termination by the governmental agency and changes associated with newly elected state administrations or newly appointed regulators.

The timing and amount of the Company's revenues are subject to a number of factors such as the timing of customers' decisions to enter into large license agreements with the Company, which make estimation of operating results prior to the end of a quarter or year extremely uncertain. Additionally, while management believes that the Company's financing needs for the foreseeable future will be satisfied from cash flows from operations and the Company's currently existing credit facility, unforeseen events or adverse economic or business trends may significantly increase cash demands beyond those currently anticipated or affect the Company's ability to generate/raise cash to satisfy financing needs.

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of the Company's intangible assets and the net realizable value of capitalized software development costs and accrued reserves established for contingencies such as litigation and restructuring activities. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

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

                    POLICY MANAGEMENT SYSTEMS CORPORATION
                 QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
                                 (Unaudited)


                                      First      Second     Third      Fourth
                                     Quarter    Quarter    Quarter     Quarter
                                    ---------  ---------  ---------  ---------
                                       (In thousands, except per share data)
1998

Revenues . . . . . . . . . . . . .  $ 140,421   $144,889   $151,303   $170,845
Operating income . . . . . . . . .     20,848     22,375     22,429     21,780
Other income and expenses, net . .       (425)      (370)      (603)      (738)
Income from continuing operations
  before income taxes. . . . . . .     20,628     22,208     21,911     21,608
Discontinued operations, net . . .        322       (386)         -       (401)
Net income . . . . . . . . . . . .  $  13,189   $ 13,596   $ 13,171   $ 13,315
Basic earnings per share . . . . .  $   0.36(1) $   0.37   $   0.36   $   0.37
Diluted earnings per share . . . .  $   0.34(1) $   0.34   $   0.33   $   0.34

1997
Revenues . . . . . . . . . . . . .  $ 115,083   $123,828   $131,955   $147,305
Operating income . . . . . . . . .     15,774(2)  16,643     20,738     26,038
Other income and expenses, net . .       (790)    (1,012)    (1,007)      (774)
Income from continuing operations
  before income taxes. . . . . . .     15,354(2)  15,951     20,005     25,489
Discontinued operations, net . . .        468(2)     694        386        446
Net income . . . . . . . . . . . .  $  10,092   $ 10,694   $ 12,937   $ 16,534
Basic earnings per share . . . . .  $   0.28(1) $   0.29   $   0.35   $   0.45
Diluted earnings per share . . . .  $   0.27(1) $   0.29   $   0.34   $   0.43

1996
Revenues (3) . . . . . . . . . . .  $  94,376   $ 97,190   $107,174   $124,570
Operating income (3) . . . . . . .     17,217     23,577     13,638     15,133
Other income and expenses, net . .       (115)      (432)    (1,099)    (1,031)
Income from continuing operations
  before income taxes (3). . . . .     17,102     23,145     12,539     14,102
Discontinued operations, net (3) .        503        876      1,006        650
Net income (3) . . . . . . . . . .  $  11,628   $ 15,803   $  9,007   $  9,559
Basic earnings per share (1,3) . .  $    0.30   $   0.42   $   0.25   $   0.26
Diluted earnings per share (1,3) .  $    0.29   $   0.42   $   0.25   $   0.26


(1)    Restated  due  to  stock  split  on  June  15,  1998.
(2)    Reclass of $31, pretax, to discontinued operations ($19, net of tax).
(3)    Restated  for  discontinued  operations.

The results of operations in 1998 include $13.3 million of special charges. These pre-tax charges include $3.7 million in the third quarter related to the acquisition of TLG and $9.6 million in the fourth quarter for the impairment of capitalized software development costs which resulted from certain technical factors and changes in the Company's strategy.

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

                                                                   SCHEDULE II

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                                           ------------------
                                                  Balance            Charged
                                                    at     Charged     to                Balance
                                                 Beginning   to       Other              at End
Description                                      of Period Expenses Accounts Deductions of Period
----------------------------------------------------------------------------------------------
                                                                 (In thousands)
Allowance for uncollectible amounts

Year ended December 31, 1998. . . . . . . . . . .  $ 2,628     90      -      (667)(1)  $2,051

Allowance for uncollectible amounts
Year ended December 31, 1997. . . . . . . . . . .  $   883  2,951      -    (1,206)(1)  $2,628

Allowance for uncollectible amounts
Year ended December 31, 1996. . . . . . . . . . .  $ 2,042    510      -    (1,669)(1)  $  883


Accrued restructuring and lease termination costs
Year ended December 31, 1998. . . . . . . . . . .  $ 1,511   62(2)     -            -   $1,573

Accrued restructuring and lease termination costs
Year ended December 31, 1997. . . . . . . . . . .  $ 3,818  109(2)     -    (2,416)(3)  $1,511

Accrued restructuring and lease termination costs
Year ended December 31, 1996. . . . . . . . . . .  $13,895  434(2)     -   (10,511)(3)  $3,818


Allowance for deferred tax assets
Year ended December 31, 1998. . . . . . . . . . .  $ 2,600      -    406    (1,329)     $1,677

Allowance for deferred tax assets
Year ended December 31, 1997. . . . . . . . . . .  $ 2,804      -   (204)        -      $2,600

Allowance for deferred tax assets
Year ended December 31, 1996. . . . . . . . . . .  $ 3,090      -   (286)        -      $2,804


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

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS
POLICY  MANAGEMENT  SYSTEMS  CORPORATION

     Our audits of the consolidated financial statements of Policy Management Systems Corporation referred to in our report dated February 9, 1999 appearing on page 25 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 49 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                      PricewaterhouseCoopers LLP


Atlanta, Georgia
February 9, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM  11.    EXECUTIVE  COMPENSATION

     The section of the Company's 1999 Proxy Statement titled "Compensation Plans and Arrangements" is incorporated herein by reference.

ITEM  12.    SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections of the Company's 1999 Proxy Statement titled "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" are incorporated herein by reference.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The section of the Company's 1999 Proxy Statement titled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

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

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1998 is incorporated herein by reference.

FORM  8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                                  SIGNATURES


     Pursuant  to  the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)     POLICY MANAGEMENT SYSTEMS CORPORATION



BY (SIGNATURE)         /s/  Timothy V. Williams
(NAME AND TITLE)            Timothy V. Williams, Executive Vice President
DATE  March 26, 1999        and Chief Financial Officer


BY (SIGNATURE)         /s/  Jacques E. McCormack
(NAME AND TITLE)            Jacques E. McCormack, Vice President,
DATE  March 26, 1999        Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)         /s/  G. Larry Wilson
(NAME AND TITLE)            G. Larry Wilson, Chairman of the Board of Directors,
DATE  March 26, 1999        President and Chief Executive Officer


BY (SIGNATURE)         /s/  Alfred R. Berkeley, III
(NAME AND TITLE)            Alfred R. Berkeley, III, Director
DATE  March 26, 1999


BY (SIGNATURE)         /s/  Donald W. Feddersen
(NAME AND TITLE)            Donald W. Feddersen, Director
DATE  March 26, 1999


BY (SIGNATURE)         /s/  Dr. John M. Palms
(NAME AND TITLE)            Dr. John M. Palms, Director
DATE  March 26, 1999


BY (SIGNATURE)         /s/  Joseph D. Sargent
(NAME AND TITLE)            Joseph D. Sargent, Director
DATE  March 26, 1999


BY (SIGNATURE)         /s/  John P. Seibels
(NAME AND TITLE)            John P. Seibels, Director
DATE  March 26, 1999


BY (SIGNATURE)         /s/  Richard G. Trub
(NAME AND TITLE)            Richard G. Trub, Director
DATE  March 26, 1999

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

A. Conformed copy of Development and Marketing Agreement between International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

B. Policy Management Systems Corporation 1989 Stock Option Plan (File No. 0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

C. Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

D. Employment Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

E. Stock Option/Non-Compete Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

F. Employment Agreement with Timothy V. Williams (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

G. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

H. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

I. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

J. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

K. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

L. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

M. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as Exhibits to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

N. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

O. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

P. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

Q. Stock Option/Non-Compete Agreement Amendment No. 1 dated November 8, 1995, to Stock Option/Non-Compete Agreement dated July 20, 1995, with Paul R. Butare (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

R. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

S. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

T. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

U. Shareholders Agreement dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

V. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

W. Employment Agreement Form dated November 7, 1996, for Messrs. Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

X. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

Y. Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

Z.          Form  of Amendment No. 1 to the Employment Agreements with Messrs.
Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

AA. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

BB.       Credit Agreement dated as of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

CC.       Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference)

DD.      Policy Management Systems Corporation Restricted Stock Ownership Plan
(filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference)

EE.        Form of Restricted Stock Award Agreement dated August 11, 1998 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference)

FF.        Memorandum of Amendment of Employment Agreement with Paul R. Butare dated  December  10,  1998  (filed  herewith)

GG.       Employment Agreement with Michael W. Risley dated February 23, 1999, effective  November  10,  1998  (filed  herewith)

HH.         Annual Bonus Program for Executive Officers for the year 1998
(filed  herewith)

21.          SUBSIDIARIES  OF  THE  REGISTRANT

     A.          Filed  herewith

23.          CONSENTS  OF  EXPERTS  AND  COUNSEL

     A.          Consent  of  PricewaterhouseCoopers  filed  herewith

27.          FINANCIAL  DATA  SCHEDULES

     A.          1998  filed  herewith  (EDGAR  version  only)

B.          1997  and  1996,  as restated, filed herewith (EDGAR version only)