Form 10-Q
period 1999-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-05-17
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1999
                         Commission file number 1-10557


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


        Registrant's telephone number, including area code (803) 333-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.         Yes   X     No
                                                            -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          35,510,304 Common shares, $.01 par value, as of May 13, 1999.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX


PART  I.  FINANCIAL  INFORMATION                     PAGE

Item  1.  Financial  Statements

Consolidated Statements of Income for the Three
Months Ended March 31, 1999 and 1998 . . . . . . . .   3

Consolidated Balance Sheets as of March 31, 1999 and
December 31, 1998. . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Three
Months Ended March 31, 1999. . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1999 and 1998 . . . . .   6

Notes to Consolidated Financial Statements . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . .  11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . .  22

Item 6. Exhibits and Reports on Form 8-K . . . . . .  22

Signatures . . . . . . . . . . . . . . . . . . . . .  23


                                     PART I
                              FINANCIAL INFORMATION
                      POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months
                                                     Ended March 31,
                                                     1999       1998
                                                      (Unaudited)
                                                   ------------------
                                                 (In thousands, except
                                                    per share data)

REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 35,952   $ 28,737
 Services. . . . . . . . . . . . . . . . . . . .   125,523    111,684
                                                  ---------  ---------
                                                   161,475    140,421
                                                  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
   Employee compensation and benefits. . . . . .    73,725     63,242
   Computer and communications expenses. . . . .    11,913      7,790
   Depreciation and amortization of property,
    equipment and capitalized software costs . .    16,140     15,226
   Other costs and expenses. . . . . . . . . . .     7,458      6,185
 Selling, general and administrative expenses. .    25,652     24,707
 Amortization of goodwill and other intangibles.     3,077      2,423
                                                  ---------  ---------
                                                   137,965    119,573
                                                  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . .    23,510     20,848

Equity in earnings of unconsolidated affiliates.       141        205

Minority interest. . . . . . . . . . . . . . . .       (39)         -

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .       231        502
  Interest expense and other charges . . . . . .    (1,513)      (927)
                                                  ---------  ---------
                                                    (1,282)      (425)
                                                  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . . . . . . .    22,330     20,628
Income taxes . . . . . . . . . . . . . . . . . .     8,262      7,761
                                                  ---------  ---------

INCOME FROM CONTINUING OPERATIONS. . . . . . . .    14,068     12,867

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $215. . . . . . . . . . . . . . . . . . .         -        322
                                                  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . .  $ 14,068   $ 13,189
                                                  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.39   $   0.35
  Income from discontinued operations. . . . . .         -       0.01
                                                  ---------  ---------
                                                  $   0.39   $   0.36
                                                  =========  =========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.37   $   0.33
  Income from discontinued operations. . . . . .         -       0.01
                                                  ---------  ---------
                                                  $   0.37   $   0.34
                                                  =========  =========

Weighted average common shares . . . . . . . . .    36,128     36,687
Weighted average common shares assuming dilution    38,337     39,192


See  accompanying  notes


                       POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)   (Audited)
                                                            March 31,  December 31,
                                                              1999         1998
                                                             --------    --------
                                                (In thousands, except share data)

Assets
Current assets
 Cash and equivalents. . . . . . . . . . . . . . . . . . . .  $ 14,294   $ 26,013
 Receivables, net of allowance for uncollectible
  amounts of $1,660 ($2,051 at 1998) . . . . . . . . . . . .   144,095    104,299
 Accrued revenues. . . . . . . . . . . . . . . . . . . . . .    41,877     45,686
 Deferred income taxes . . . . . . . . . . . . . . . . . . .     7,121      9,336
 Other receivable. . . . . . . . . . . . . . . . . . . . . .         -     11,279
 Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . .    12,818      8,645
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,028     11,968
                                                              ---------  ---------
   Total current assets. . . . . . . . . . . . . . . . . . .   234,233    217,226

Property and equipment, at cost less accumulated
 depreciation and amortization of $128,740
 ($128,363 at 1998). . . . . . . . . . . . . . . . . . . . .   141,265    135,436
Accrued revenues . . . . . . . . . . . . . . . . . . . . . .     9,742      7,844
Income tax receivable. . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . . .    82,540     81,401
Capitalized software costs, net. . . . . . . . . . . . . . .   226,482    220,908
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    24,277     24,787
Investments. . . . . . . . . . . . . . . . . . . . . . . . .     9,953      9,661
Cost of acquisition to be allocated. . . . . . . . . . . . .    22,108          -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,929     17,394
                                                              ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $773,570   $718,698
                                                              =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . .  $ 50,209   $ 57,129
 Current portion of long-term debt . . . . . . . . . . . . .     7,241     15,812
 Income taxes payable. . . . . . . . . . . . . . . . . . . .    18,723      9,202
 Unearned revenues . . . . . . . . . . . . . . . . . . . . .    20,709     15,804
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       890        988
                                                              ---------  ---------
   Total current liabilities . . . . . . . . . . . . . . . .    97,772     98,935

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .   157,000     85,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    97,244     98,233
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,739      3,520
                                                              ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . .   355,755    285,688
                                                              ---------  ---------

Minority interest. . . . . . . . . . . . . . . . . . . . . .       551        526

Commitments and contingencies (Note 3)

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares authorized .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
 35,886,073 shares issued and outstanding
 (36,357,139 at December 31, 1998) . . . . . . . . . . . . .       359        364
Additional paid-in capital . . . . . . . . . . . . . . . . .    65,559     82,396
Retained earnings. . . . . . . . . . . . . . . . . . . . . .   373,522    359,454
Accumulated other comprehensive income . . . . . . . . . . .   (12,101)    (9,730)
Stock employee compensation trust. . . . . . . . . . . . . .   (10,075)         -
                                                              ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . .   417,264    432,484
                                                              ---------  ---------
     Total liabilities and stockholders' equity. . . . . . .  $773,570   $718,698
                                                              =========  =========

See  accompanying  notes


                            POLICY MANAGEMENT SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   AND COMPREHENSIVE INCOME
                                         (Unaudited)

                                                              Accumulated    Stock
                                        Additional              Other       Employee
                               Common    Paid-In   Retained Comprehensive Compensation
                                Stock    Capital   Earnings    Income(1)      Trust    Total
                                -----    -------   --------   ---------    ---------  -------
                                                  (Dollars in thousands)

BALANCE, DECEMBER 31, 1998. .  $   364   $ 82,396   $359,454  $ (9,730)  $      -   $432,484

Comprehensive income
 Net income . . . . . . . . .        -          -     14,068         -          -     14,068
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .        -          -          -    (2,371)         -     (2,371)
                                                                                    ---------
Total comprehensive income. .                                                         11,697
                                                                                    ---------

Purchase of shares for SECT .        -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . .        -         (3)         -         -         19         16
Stock options exercised
  (108,934 shares). . . . . .        1      3,957          -         -          -      3,958
Repurchase of 580,000 shares
  of common stock . . . . . .       (6)   (20,791)         -         -          -    (20,797)
                               --------  ---------  --------  ---------  ---------  ---------

BALANCE, MARCH 31, 1999 . . .  $   359   $ 65,559   $373,522  $(12,101)  $(10,075)  $417,264
                               ========  =========  ========  =========  =========  =========

See  accompanying  notes

(1)     Comprehensive  income  for  the  three  months  ended  March  31,  1998 was $12,881.



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                            1999       1998
                                                           -------    -------
                                                             (In thousands)
Operating  Activities

 Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 14,068   $ 13,189
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . .    20,403     19,718
   Deferred income taxes . . . . . . . . . . . . . . . .     1,736      3,264
   Provision for uncollectible accounts. . . . . . . . .      (299)       (42)
 Changes in assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . .   (37,803)      (972)
   Accrued revenues. . . . . . . . . . . . . . . . . . .     2,053      3,074
   Other receivable. . . . . . . . . . . . . . . . . . .    11,279          -
   Accounts payable and accrued expenses . . . . . . . .    (7,682)    (9,155)
   Income taxes payable. . . . . . . . . . . . . . . . .     9,521      1,208
   Unearned revenues . . . . . . . . . . . . . . . . . .     4,657     (2,281)
 Other, net. . . . . . . . . . . . . . . . . . . . . . .   (10,895)    (4,425)
                                                          ---------  ---------
      Cash provided by operations. . . . . . . . . . . .     7,038     23,578
                                                          ---------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities. . . . . . . . . . . . . . . . . . . .         -      3,257
 Proceeds from sales of held-to-
  maturity securities. . . . . . . . . . . . . . . . . .         -      2,969
 Acquisition of property and equipment . . . . . . . . .   (12,123)    (9,244)
 Capitalized internal software development costs . . . .   (16,841)   (14,880)
 Business acquisition. . . . . . . . . . . . . . . . . .    (4,045)    (2,688)
 Cost of acquisition to be allocated . . . . . . . . . .   (22,108)         -
 Investment in unconsolidated affiliate. . . . . . . . .        36          -
 Proceeds from disposal of property and equipment. . . .       221        200
 Other . . . . . . . . . . . . . . . . . . . . . . . . .      (393)    (3,069)
                                                          ---------  ---------
      Cash used by investing activities. . . . . . . . .   (55,253)   (23,455)
                                                          ---------  ---------

Financing Activities
 Payments on long-term debt. . . . . . . . . . . . . . .   (27,471)   (18,271)
 Proceeds from borrowing under credit facility . . . . .    90,900      4,495
 Purchase of stock for Stock Employee Compensation Trust   (10,094)         -
 Issuance of common stock under stock
  option plans . . . . . . . . . . . . . . . . . . . . .     3,958     11,025
 Repurchase of common stock. . . . . . . . . . . . . . .   (20,797)    (9,960)
                                                          ---------  ---------
      Cash provided (used) by financing activities . . .    36,496    (12,711)
                                                          ---------  ---------

Net decrease in cash and equivalents . . . . . . . . . .   (11,719)   (12,588)
Cash and equivalents at beginning of period. . . . . . .    26,013     32,179
                                                          ---------  ---------
Cash and equivalents at end of period. . . . . . . . . .  $ 14,294   $ 19,591
                                                          =========  =========

Supplemental Information
 Interest paid . . . . . . . . . . . . . . . . . . . . .  $  1,094   $    703
 Income taxes (refunded) paid. . . . . . . . . . . . . .    (2,834)     1,129


See  accompanying  notes

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements of Policy Management Systems Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results may differ from those estimated. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles either have been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K.

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):

                                 Three Months
                                Ended March 31,
                               ---------------
                                 1999    1998
                                ------  ------
Weighted  Average  Shares
-------------------------

Basic EPS. . . . . . . . . . .  36,128  36,687
Effect of common stock options   2,209   2,505
                                ------  ------
Diluted EPS. . . . . . . . . .  38,337  39,192
                                ======  ======


     Options to purchase 2,776 and 1,388 shares of common stock at $42.78 and $45.56 per share, respectively, were outstanding but were not included in the computation of diluted EPS for the period ending March 31, 1999.

OTHER  MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE  2.     ACQUISITIONS

     On March 31, 1999, the Company purchased Legalgard Partners, L.P. ("Legalgard"), a Philadelphia-based legal cost containment business for $23.2 million whose principal indirect investor was Reliance Insurance Company ("Reliance"). Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership System, a proprietary software system. The Company intends to grow Legalgard's existing services business and develop the Counsel Partnership System for licensing directly to insurance companies.

The acquisition has been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company does not include Legalgard's results of operations for the first quarter. The amount in the accompanying balance sheet "Cost of acquisition to be allocated" reflects the unallocated cost of the Legalgard acquisition in excess of tangible net assets which have been consolidated. The Company has engaged an independent firm to appraise the value of the identifiable intangibles obtained in this acquisition. Their valuation is expected to be finalized over the next several weeks.


NOTE  3.     CONTINGENCIES

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

     On April 29, 1999, the Company received notice from the Internal Revenue Service ("IRS") of proposed adjustments to its 1994, 1995 and 1996 federal income tax returns. Should the IRS prevail in its position, a charge to income of approximately $16.3 million would result. The Company strongly disagrees with the proposed adjustments, believes it has meritorious arguments against them and intends to vigorously defend its position.

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

Information about the Company's operations for the three months ended March 31, 1999 and 1998 is as follows:

                                                Three Months
                                               Ended March 31,
                                             ------------------
                                               1999      1998
                                             --------   -------
                                                (In thousands)
REVENUES  FROM  EXTERNAL  CUSTOMERS

Property and casualty . . . . . . . . . . .  $ 73,638   $ 67,525
Life and financial solutions. . . . . . . .    41,633     30,425
                                             ---------  ---------
  Total US revenues . . . . . . . . . . . .   115,271     97,950
International . . . . . . . . . . . . . . .    46,204     42,471
                                             ---------  ---------
  Total revenues from
     continuing operations. . . . . . . . .  $161,475   $140,421
                                             =========  =========

Discontinued operations . . . . . . . . . .         -      7,125

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Property and casualty . . . . . . . . . . .  $ 21,389   $ 17,928
Life and financial solutions. . . . . . . .     7,633      6,879
Corporate and US administrative . . . . . .    (7,172)    (6,491)
                                             ---------  ---------
  Total US operating income . . . . . . . .    21,850     18,316
                                             ---------  ---------

International . . . . . . . . . . . . . . .     3,439      4,494
International administrative. . . . . . . .    (1,779)    (1,962)
                                             ---------  ---------
  Total international . . . . . . . . . . .     1,660      2,532
                                             ---------  ---------

  Operating income. . . . . . . . . . . . .    23,510     20,848

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       141        205
Minority interest . . . . . . . . . . . . .       (39)         -
Other income and expenses . . . . . . . . .    (1,282)      (425)
Income taxes. . . . . . . . . . . . . . . .     8,262      7,761
                                             ---------  ---------
  Income from continuing operations . . . .  $ 14,068   $ 12,867
                                             =========  =========

Discontinued operations . . . . . . . . . .  $      -   $    560
Other income and expenses . . . . . . . . .         -        (23)
Income taxes. . . . . . . . . . . . . . . .         -       (215)
                                             ---------  ---------
  Discontinued operations, net. . . . . . .  $      -   $    322
                                             =========  =========

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                             1999 vs. 1998
                                                               Percent
                                   Percentage of Revenues  Increase (Decrease)
                                   ----------------------  ------------------
                                          Three                Three
                                      Months Ended             Months
                                        March 31,              Ended
                                     --------------
                                      1999    1998            March  31
                                      -----   -----          ------------

Revenues
 Licensing . . . . . . . . . . . . .   22.3%   20.5%        25.1%
 Services. . . . . . . . . . . . . .   77.7    79.5         12.4
                                      ------  ------
                                      100.0   100.0         15.0
                                      ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   45.7    45.0         16.6
  Computer & communication expenses.    7.4     5.6         52.9
  Depreciation & amortization
   property, equipment &
   capitalized software costs. . . .   10.0    10.8          6.0
  Other costs & expenses . . . . . .    4.6     4.4         20.6
 Selling, general &
   administrative expenses . . . . .   15.9    17.6          3.8
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.9     1.7         27.0
                                      ------  ------
                                       85.5    85.1         15.4
                                      ------  ------
Operating income . . . . . . . . . .   14.5    14.9         12.8
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.1        (31.2)
Other income and expenses. . . . . .   (0.8)   (0.3)       201.6
                                      ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   13.8    14.7          8.3
Income taxes . . . . . . . . . . . .    5.1     5.5          6.5
                                      ------  ------
Income from continuing operations. .    8.7     9.2          9.3
Discontinued operations, net . . . .      -     0.2       (100.0)
                                      ------  ------
Net income . . . . . . . . . . . . .    8.7%    9.4%         6.7%
                                      ======  ======

                             THREE MONTH COMPARISON

REVENUES

                              Three Months
                             Ended March 31,
                             ---------------
  Licensing                   1999    1998   Change
                             ------  ------  ------
                      (Dollars in Millions)

Initial charges. . . . . . .  $18.7   $12.6   48%
Monthly charges. . . . . . .   17.3    16.1    7
                              ------  ------
                              $36.0   $28.7   25%
                              ======  ======

Percentage of total revenues     22%     21%
                               ------  ------



     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license revenues increased $6.1 million for the first quarter of 1999 compared to the first quarter of 1998, with the following increases by business segment: property and casualty up 111% ($5.8 million); life and financial solutions up 4% ($0.1 million); and international up 5% ($0.2 million).

Initial license charges for the first quarter of 1999 include right-to-use licenses of $6.4 million. This compares to $4.9 million in right-to-use licenses for the first quarter of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges.

First quarter 1999 initial license charges include the first license of the Company's new workplace injury claims management tool, Claims Outcome Advisor, which was sold to Reliance Insurance Company.

     Monthly license charges increased $1.2 million for the first quarter of 1999 compared to the first quarter of 1998 with the following increases or decreases by business segment: property and casualty down 15% ($1.2 million); life and financial solutions up 53% ($1.7 million); and international up 16% ($0.7 million).

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


                           1999             1998                   1997
                          ----- -------------------------- ---------------------
                           1st    4th    3rd    2nd    1st    4th    3rd    2nd
                          ----- -------------------------- ---------------------
                                          (Dollars  in  Millions)

Initial license revenues  $18.7  $27.3  $14.7  $13.0  $12.6  $25.1  $16.9  $16.6
% of total revenues        12%     16%    10%     9%     9%    17%    13%    13%



                                Three Months
                               Ended March 31,
                              ----------------
  Services                     1999    1998    Change
                              ------  ------   ------
                          (Dollars In Millions)


Professional and outsourcing  $125.2   $110.8    13%
Other. . . . . . . . . . . .     0.3      0.9   (64)
                              -------  -------
                              $125.5   $111.7    12%
                              =======  =======

Percentage of total revenues      78%      79%
                               -------  -------


Professional and outsourcing services revenues increased $14.4 million for the first quarter of 1999 compared to the first quarter of 1998, with the following increases by business segment: property and casualty up 4% ($2.0 million); life insurance and financial solutions up 39% ($9.4 million); and international up 9% ($3.0 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers. The 1999 first quarter revenues include $1.6 million for professional services rendered and received in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.


OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 17% for the first quarter of 1999 compared to the first quarter of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin Corporation ("Lockheed Martin"). Had these employee costs not been transferred, first quarter 1999 employee compensation and benefits would have increased 19% by comparison to the same period last year. Compensation and benefits increased 14% ($2.7 million) internationally and 17% ($7.8 million) domestically.

Computer and communications expenses increased 53% for the first quarter of 1999 compared to the first quarter of 1998. At the beginning of the third quarter of 1998, the Company entered into a data center outsourcing agreement with Lockheed Martin Corporation. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense". Had these employee costs not been transferred, first quarter 1999 computer and communication expense would have increased 32% by comparison to the same period last year. The savings from the outsourcing agreement were offset by increased communications volumes, increased network and PC related expenses and increased license fees for operational data center software.

     Depreciation of property and equipment remained relatively unchanged for the first quarter of 1999 compared to the first quarter of 1998

Amortization of capitalized software costs increased 7% due to the various releases of the Company's internally developed software products.

     Other operating costs and expenses increased 21% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased rent, third party commissions and contract loss expenses, partially offset by lower consultant expenses and increased amounts of capitalized software development costs.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 4% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased other salary costs.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 27% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased amortization related to the acquisition of The Leverage Group.


OPERATING  INCOME

     1999 first quarter operating income increased 13% compared to the 1998 first quarter. Increases or decreases in segment operating income were: property and casualty increased 19%, life and financial solutions increased 11% and international decreased 23%. The increase in operating income domestically is primarily related to increases in initial licensing, professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. The decrease internationally is due to increased development costs and a lower percentage of initial license revenues as a component of total revenue.

OTHER  INCOME  AND  EXPENSE

     Interest expense increased 63% for the first quarter of 1999 compared to the first quarter of 1998, principally due to higher levels of borrowed funds under the Company's credit facility. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first quarter of 1999 was 5.2%.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37% and 37.6% for the first quarters of 1999 and 1998, respectively. The effective rate for the first quarter of 1999 is higher than the federal statutory rate principally due to the effect of state and local income taxes.


DISCONTINUED  OPERATIONS

During 1998, the Company's results included discontinued operations of the life information services segment. The Company sold these operations in the second quarter of 1998.


                         LIQUIDITY AND CAPITAL RESOURCES


                                March 31, December 31,
                                   1999      1998
---------------------------------------------------
                               (Dollars in Millions)

Cash and equivalents, marketable
  securities, and investments. .  $ 24.2  $ 35.7
Current assets . . . . . . . . .   234.2   217.2
Current liabilities. . . . . . .    97.8    98.9
Working capital. . . . . . . . .   136.4   118.3
Long-term debt . . . . . . . . .   157.0    85.0





                                             Three Months Ended
                                                 March 31,
                                              1999        1998
---------------------------------------------------------------
                                            (Dollars in Millions)

Cash provided by operations. . . . . . . . .  $  7.0   $ 23.6
Cash (used) by investing activities. . . . .   (55.3)   (23.5)
Cash provided (used) by financing activities    36.5    (12.7)


     The Company's current ratio (current assets divided by current liabilities) stood at 2.4 at March 31, 1999, which management believes is sufficient when combined with the available credit facility to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. At March 31, 1999, the Company had available $43 million of its $200 million credit facility. Also at March 31, 1999, the Company had $6.7 million outstanding on its uncommitted operating line of credit. During April 1999, the Company obtained an increase in this line of credit to $40 million, which will decrease to $20 million at June 30, 1999.

     During the three months ended March 31, 1999 the Company capitalized software development costs of $16.8 million, principally related to the development of its S3+ client/server property and casualty software, CyberLife object-oriented client/server life insurance software, and I+ international property and casualty solution as well as other ongoing projects for other domestic as well as international products.

     Significant expenditures anticipated for the remainder of 1999, excluding any possible business acquisitions or common stock repurchases, are as follows: acquisition of computer and communications equipment, support software, building improvements and office furniture, fixtures and equipment and costs relating to the internal development of software systems.

     The Company has historically used the cash generated from operations for development and acquisition of new products, capital expenditures, acquisition of businesses and repurchase of the Company's stock. The Company anticipates that, subject to market conditions, it will continue to use its cash for all of these purposes in the future and that projected cash from operations, along with currently available borrowing capacity, will be able to meet presently anticipated needs.


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

General
-------

     Many existing computer programs were designed to use only two digits to designate the year in date fields. If not corrected, these applications could fail or produce erroneous results when working with dates of the Year 2000 and beyond.

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

The  following  seven  phases  are  included in the Company's Year 2000 project:

PLANNING. Educating the organization on Year 2000 issues and concerns, the readiness efforts necessary, and preparing for the next phase of the Year 2000 readiness project.

INVENTORY. Cataloguing all organizational components, including products, external or internal interfaces, hardware and software that may require remediation and testing to adequately address Year 2000 concerns. TRIAGE. Prioritizing and categorizing all products, equipment, interfaces, data, and facilities identified during the Inventory phase. Emphasis is placed on the identification of all mission critical components, those that are least important, and those that fall in the middle.
ASSESSMENT. Identifying remediation requirements for each component in order of business risk prioritization determined during Triage.
REMEDIATION. Repairing, replacing, or retiring components based on the work identified during the Assessment phase. Unit tests on repaired applications are also included in this phase.
TESTING. Testing components that have been repaired. Such tests include both system tests and integrated tests in test environments with machine dates advanced to reflect future dates in the year 1999 and the year 2000.
IMPLEMENTATION. Migrating systems, applications, and hardware to production environments, installation of replacement systems and the retirement of designated components, as well as finalizing, documenting and taking care of residual activities. This phase also includes the compilation and retention of supporting documentation that conforms to prescribed corporate standards.

Product  Offerings
------------------

     The Company has updated the code of its primary product offerings to process dates across the century boundary. Current testing has confirmed the ability of the applications to process data in both centuries. Beyond that, additional testing is continuing on the Company's base products in an environment that utilizes accelerated system dates ("Year 2000 environment"). This additional testing seeks to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate. Once all of the Company's base products have been tested in a Year 2000 environment, redundant testing will continue through the remainder of 1999.

     The Year 2000 environment testing of the Company's products was originally scheduled for completion by June 30, 1999. However, efforts to validate the Company's readiness through internal audits have identified the need for additional areas of testing and have lead to a re-prioritization of final tests. The scheduled completion date of June 30, 1999 is in the process of being re-evaluated in light of the additional testing requirements and may need to be extended to ensure that all products are adequately tested.

     Based on current inventories, the Company is continuing the process of contacting critical, third party dependencies to determine whether remediation efforts or alternative measures to handle Year 2000 impacts are necessary.

Service  Offerings
------------------

     The Company has completed Year 2000 application code remediation for all domestic property and casualty customers who will be Business Process Outsourcing ("BPO")/Information Technology Outsourcing ("ITO") customers after December 31, 1999. Live customer data is currently being processed on these remediated applications in a production environment. Based upon customer preference, additional testing is scheduled through and to the end of 1999 in a Year 2000 environment. This testing is designed to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate.

Internal  Systems
-----------------

     Internal systems consist primarily of third-party products used by the Company for its internal operations which include data center hardware and software, internal financial and human resource systems, and network and PC hardware and software. The Company's Blythewood data center has completed its hardware and operating software inventory, and assessments. Remediation and testing efforts, which are substantially complete, are on schedule in order to satisfy Year 2000 requirements. As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center. Remaining remediation efforts for this data center are being coordinated with Lockheed Martin. The Company's Australian and European data centers have also completed their inventory and assessment of hardware and operating software for Year 2000 requirements. Final implementation for all data centers is on schedule for completion by June 30, 1999. Independent audits of these data centers, which are scheduled throughout the second and third quarters of 1999, will verify their readiness. Any additional efforts identified during these audits will be addressed immediately.

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

     The Company has substantially completed its inventory and assessment of its network and PC hardware and software to determine if any Year 2000 remediation upgrades will be required. As part of the assessment and verification processes, a number of unanticipated upgrades to the Company's network and desktop software systems necessary to meet Year 2000 requirements have been identified. Further analysis is in process to evaluate the impact of these issues on the originally scheduled completion date of September 30, 1999.

     The Company has also assessed readiness with respect to non-IT systems which relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

------
Suppliers  and  Trading  Partners
---------------------------------

     The Company's ability to operate is dependent on relationships with certain suppliers and trading partners, such as electric utilities and telephone companies, who provide services to the Company's various offices and data centers ("mission critical suppliers and trading partners"). The Company has completed the process of identifying all potential mission critical suppliers and trading partners. All identified mission critical third party systems and data interfaces will be tested, to the extent practical, in a Year 2000 environment.

     The Company's ability to influence the full disclosure and cooperation of its mission critical suppliers and trading partners is partially dependent on the significance of the Company's relationship with them and their willingness to comply.

Year  2000  Costs
-----------------

     Since 1993, the Company estimates that it has incurred approximately $17 million of costs in addressing Year 2000 remediation issues and will spend approximately $3 million during the remainder of 1999. Based on the Company's experience to date, it is not anticipated that the completion of the remaining Year 2000 remediation efforts will have a material adverse effect upon the Company's financial position or results of operations. The Company's past and anticipated future remediation costs are funded by operations.

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

     The Company has prepared contingency plans for its facilities and is in the process of developing operational contingency plans for mission critical organizations to minimize the effect of unforeseen disruptions.

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

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date: May 17, 1999     Timothy V. Williams
                       Executive Vice President
                       (Chief Financial Officer)

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

Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

U. Shareholders Agreement dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

V. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

W. Employment Agreement Form dated November 7, 1996, for Messrs. Butare, Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

X. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

Y. Stock Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

Z. Form of Amendment No. 1 to the Employment Agreements with Messrs. Butare, Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

AA. Form of Employment Agreements with Messrs. Wilson, Bailey and Coggiola together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

BB. Credit Agreement dated as of August 8, 1997, among Policy Management Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

CC. Stock Option/Non-Compete Form Agreement for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference)

DD.     Policy  Management  Systems  Corporation Restricted Stock Ownership Plan
(filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and is incorporated herein by reference)

EE. Form of Restricted Stock Award Agreement dated August 11, 1998 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and is incorporated herein by reference)

FF.     Memorandum  of  Amendment  of  Employment  Agreement with Paul R. Butare dated December 10, 1998 (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference)

GG.     Employment  Agreement  with  Michael  W. Risley dated February 23, 1999, effective November 10, 1998 (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference)

HH.     Annual Bonus Program for Executive Officers (filed as an exhibit to Form
10-K for the year ended December 31, 1998 and is incorporated herein by reference)

II. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed herewith)

JJ.     Form  of  Restricted  Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed herewith)

27.     FINANCIAL  DATA  SCHEDULES

A.     Three  Months  Ended  March  31, 1999 filed herewith (EDGAR version only)