Form 10-K/A
period 1998-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-06-30
CIK 356226

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
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.      Yes  x    No
                                                 ----     ----

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

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



(REGISTRANT)              POLICY MANAGEMENT SYSTEMS CORPORATION

Date:   June 30, 1999     By:  Timothy V. Williams
                          Executive Vice President
                          and Chief Financial Officer




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

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1998 is incorporated herein by reference.

FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.