Form 10-Q
period 1999-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-08-16
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1999
                         Commission file number 1-10557


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

        35,566,669 Common shares, $.01 par value, as of August 12, 1999.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX


PART  I.  FINANCIAL  INFORMATION                            PAGE

Item  1.  Financial  Statements


Consolidated Statements of Income for the Three and
Six Months Ended June 30, 1999 and 1998 . . . . . . . . . .   3

Consolidated Balance Sheets as of June 30, 1999 and
December 31, 1998 . . . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Six
Months Ended June 30, 1999. . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1999 and 1998 . . . . . . . . . .   6

Notes to Consolidated Financial Statements. . . . . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . . . .  11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  25

Item 4. Submission of Matters to a Vote of Security Holders  25

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  25

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  26


                                             PART I
                                     FINANCIAL INFORMATION
                             POLICY MANAGEMENT SYSTEMS CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                               Three Months           Six Months
                                              Ended June 30,        Ended June 30,
                                            ------------------      ----------------
                                              1999         1998       1999       1998
                                            --------     --------     ------     ------
                                              (In thousands, except per share data)

Revenues
 Licensing . . . . . . . . . . . . . .  $       42,511   $        29,503   $ 78,463   $ 58,240
 Services. . . . . . . . . . . . . . .         129,835           115,386    255,358    227,070
                                        ---------------  ----------------  ---------  ---------
                                               172,346           144,889    333,821    285,310
                                        ---------------  ----------------  ---------  ---------

Operating expenses
 Cost of revenues
  Employee compensation and benefits .          76,385            64,781    150,059    128,089
  Computer and communications expenses          11,718             7,932     23,647     15,745
  Depreciation and amortization of
   property, equipment and
   capitalized software costs. . . . .          17,094            15,889     33,251     31,553
  Other costs & expenses . . . . . . .           9,345             6,572     16,802     12,809
 Selling, general and administrative
   expenses. . . . . . . . . . . . . .          28,362            24,851     54,033     48,979
 Amortization of goodwill and
   other intangibles . . . . . . . . .           3,461             2,489      6,538      4,912
                                        ---------------  ----------------  ---------  ---------
                                               146,365           122,514    284,330    242,087
                                        ---------------  ----------------  ---------  ---------

Operating income . . . . . . . . . . .          25,981            22,375     49,491     43,223

Equity in earnings of
   unconsolidated affiliates . . . . .             148               233        289        438

Minority interest. . . . . . . . . . .             (40)              (30)       (79)       (30)

Other income and expenses:
  Investment income. . . . . . . . . .             183               184        414        686
  Interest expense and other charges .          (2,747)             (554)    (4,260)    (1,481)
                                        ---------------  ----------------  ---------  ---------
                                                (2,564)             (370)    (3,846)      (795)
                                        ---------------  ----------------  ---------  ---------

Income from continuing operations
  before income taxes. . . . . . . . .          23,525            22,208     45,855     42,836
Income taxes . . . . . . . . . . . . .           8,705             8,226     16,967     15,987
                                        ---------------  ----------------  ---------  ---------

Income from continuing operations. . .          14,820            13,982     28,888     26,849

Discontinued operations:
 Income from operations of
  discontinued operations less
  applicable income taxes of
  $37 and $252, respectively                         -                 67        -         389
 Loss on disposal of discontinued
  operations less applicable income
  taxes of $2,439. . . . . . . . . . .                               (453)       -        (453)
                                        ---------------  ----------------  ---------  ---------
                                                     -               (386)       -         (64)
                                        ---------------  ----------------  ---------  ---------

Net income . . . . . . . . . . . . . .  $       14,820   $        13,596   $ 28,888   $ 26,785
                                        ===============  ================  =========  =========

Basic earnings per share:
 Income from continuing operations . .  $         0.42   $          0.38   $   0.81   $   0.73
 Loss from discontinued operations . .               -             (0.01)       -          -
                                        ---------------  ----------------  ---------  ---------
                                        $         0.42   $          0.37   $   0.81   $   0.73
                                        ===============  ================  =========  =========

Diluted earnings per share:
======================================
 Income from continuing operations . .  $         0.41   $          0.35   $   0.77   $   0.68
 Loss from discontinued operations . .               -             (0.01)       -          -
                                        ---------------  ----------------  ---------  ---------
                                        $         0.41   $          0.34   $   0.77   $   0.68
                                        ===============  ================  =========  =========

Weighted average common shares . . . .          35,354            36,763     35,739     36,726
Weighted average common shares
  assuming dilution. . . . . . . . . .          36,588            39,675     37,460     39,434

See accompanying notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)   (Audited)
                                                   June 30,    December 31,
                                                     1999         1998
                                                    -------      -------
                                          (In thousands, except share data)

Assets
Current assets
 Cash and equivalents                              $ 32,828   $ 26,013
 Marketable securities                                2,197          -
 Receivables, net of allowance for uncollectible
  amounts of $1,956 ($2,051 at December 31, 1998)   140,090    104,299
 Accrued revenues                                    52,605     45,686
 Deferred income taxes                                6,605      9,336
 Other receivable                                         -     11,279
 Prepaids                                            15,908      8,645
 Other                                               13,202     11,968
                                                   ---------  ---------
   Total current assets                             263,435    217,226

Property and equipment, at cost less accumulated
 depreciation and amortization of $129,859
 ($128,363 at December 31, 1998)                    145,264    135,436
Accrued revenues                                     11,345      7,844
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net                 102,484     81,401
Capitalized software costs, net                     243,134    220,908
Deferred income taxes                                24,970     24,787
Investments                                          10,106      9,661
Cost of acquisition to be allocated                  30,804          -
Other                                                18,694     17,394
                                                   ---------  ---------
     Total assets                                  $854,277   $718,698
                                                   =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 47,184     57,129
 Current portion of long-term debt                   32,507     15,812
 Income taxes payable                                17,005      9,202
 Unearned revenues                                   19,857     15,804
 Other                                                  946        988
                                                   ---------  ---------
   Total current liabilities                        117,499     98,935

Long-term debt                                      202,000     85,000
Deferred income taxes                               101,302     98,233
Other                                                10,944      3,520
                                                   ---------  ---------
    Total liabilities                               431,745    285,688
                                                   ---------  ---------


Minority interest                                       604        526

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,551,917 shares issued and
 outstanding (36,357,139 at December 31, 1998)          356        364
Additional paid-in capital                           56,038     82,396
Retained earnings                                   388,342    359,454
Accumulated other comprehensive income              (12,733)    (9,730)
Stock employee compensation trust                   (10,075)         -
                                                   ---------  ---------
    Total stockholders' equity                      421,928    432,484
                                                   ---------  ---------
 Total liabilities and stockholders' equity        $854,277   $718,698
                                                   =========  =========


See accompanying notes


                             POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    AND COMPREHENSIVE INCOME
                                          (Unaudited)

                                                                Accumulated      Stock
                                          Additional               Other       Employee
                                 Common    Paid-In   Retained  Comprehensive Compensation
                                  Stock    Capital   Earnings   Income(1)       Trust     Total
                                  -----    -------   --------   ---------     ---------  --------
                                              (Dollars in thousands)


BALANCE, DECEMBER 31, 1998. . .  $   364   $ 82,396   $359,454  $ (9,730)  $      -   $432,484

Comprehensive income
 Net income . . . . . . . . . .        -          -     28,888         -          -     28,888
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments . .        -          -          -    (3,003)         -     (3,003)
                                                                                      ---------
Total comprehensive income. . .   25,885
                                 --------

Purchase of shares for SECT . .        -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . . .        -         (3)         -         -         19         16
Stock options exercised
  (208,378 shares). . . . . . .        2      6,680          -         -          -      6,682
Repurchase of 1,013,600 shares
  of common stock . . . . . . .      (10)   (33,035)         -         -          -    (33,045)
                                 --------  ---------  --------  ---------  ---------  ---------

BALANCE, JUNE 30, 1999. . . . .  $   356   $ 56,038   $388,342  $(12,733)  $(10,075)  $421,928
                                 ========  =========  ========  =========  =========  =========


See accompanying notes

(1)     Comprehensive income for the three months ended June 30, 1999 and 1998 was $14,178 and
$12,103, respectively.

     Comprehensive income for the six months ended June 30, 1998 was $24,984.



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months
                                                          Ended June 30,
                                                       -------------------
                                                        1999        1998
                                                       ------      ------
                                                       (In thousands)

Operating Activities
 Net income                                          $  28,888   $ 26,785
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        42,509     39,595
   Deferred income taxes                                 6,240      1,542
   Provision for uncollectible accounts                    (22)        15
   Gain on disposal of discontinued operations               -     (1,986)
Changes in assets and liabilities:
   Receivables                                         (28,565)       379
   Accrued revenues                                    (10,278)     8,799
   Other receivable                                     11,279          -
   Accounts payable and accrued expenses               (11,761)    (9,589)
   Income taxes payable                                  7,518      9,993
   Unearned revenues                                     1,534     (4,842)
   Other, net                                           (3,880)    (4,302)
                                                     ----------  ---------
      Cash provided by operations                       43,462     66,389
                                                     ----------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities                                            -      3,257
 Proceeds from sales of held-to-maturity securities          -      2,969
 Proceeds from sale of business segment                      -     23,826
 Acquisition of property and equipment                 (20,081)   (29,785)
 Capitalized internal software development costs       (34,553)   (28,431)
 Business acquisition                                  (67,384)    (2,688)
 Investment in unconsolidated affiliate                     71          -
 Investment in minority interest                             -        425
 Proceeds from disposal of property and equipment          305      1,735
                                                                 ---------
 Other                                                  (9,277)    (7,791)
                                                     ----------  ---------
      Cash used by investing activities               (130,919)   (36,483)
                                                     ----------  ---------

Financing Activities
 Payments on long-term debt                            (34,971)   (41,771)
 Proceeds from borrowing under credit facility         165,700     12,500
 Purchase of stock for Stock Employee
  Compensation Trust                                   (10,094)         -
 Issuance of common stock under stock option plans       6,682     18,224
                                                     ----------  ---------
 Repurchase of common stock                            (33,045)   (26,037)
                                                     ----------  ---------
      Cash provided (used) by financing activities      94,272    (37,084)
                                                     ----------  ---------

Net increase (decrease) in cash and equivalents          6,815     (7,178)
Cash and equivalents at beginning of period             26,013     32,179
                                                     ----------  ---------
Cash and equivalents at end of period                $  32,828   $ 25,001
                                                     ==========  =========

Supplemental Information
 Interest paid                                       $   3,211   $    998
 Income taxes paid                                       4,023      2,725



See accompanying notes

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                                Three Months      Six Months
                               Ended June 30,   Ended June 30,
                               --------------  ---------------
                                1999    1998     1999    1998
                               -----   -----    -----   -----
Weighted Average Shares
-----------------------


Basic EPS. . . . . . . . . . .  35,354  36,763  35,739  36,726
Effect of common stock options   1,234   2,912   1,721   2,708
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  36,588  39,675  37,460  39,434
                                ======  ======  ======  ======



     Options to purchase 2,527,640 shares of common stock at a weighted average price of $37.41 per share were outstanding but not included in the computation of diluted EPS for the period ending June 30, 1999.

OTHER  MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE  2.     ACQUISITIONS

On June 30, 1999, the Company purchased DORN Technology Group, Inc. ("DORN"), a Michigan-based risk and claims management company, for $32 million in cash. DORN owns proprietary claims management software, Riskmaster and Quest, and provides risk and claims management software and services mainly to the U.S. self-insured market. The Company intends to grow DORN's existing services business and further develop the Riskmaster and Quest systems to complement its suite of claims products.

The balance sheet reflects approximately $30.8 million as cost of acquisition to be allocated, once the Company obtains an independent evaluation, and does not anticipate any significant charge for purchased research and development.

On June 30, 1999, the Company purchased Financial Administrative Services, Inc.("FAS"), a Connecticut-based provider of business process outsourcing
("BPO") for total consideration of $13 million. FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment.

On March 31, 1999, the Company purchased Legalgard Partners, L.P. ("Legalgard"), a Philadelphia-based legal cost containment business for $23.2 million whose principal indirect investor was Reliance Insurance Company. Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership System, a proprietary software system. The Company intends to grow Legalgard's existing services business and develop the Counsel Partnership System for licensing directly to insurance companies.

The acquisitions above have been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company does not include the results of operations before the date of the acquisition.


NOTE  3.     CONTINGENCIES

     The Company is involved in litigation which commenced in January 1996 in the Circuit Court in Greenville County, South Carolina, with Liberty Life Insurance Company and certain of its affiliates ("Liberty") arising out of the parties' prior contractual relationship related to the development and licensing of Series III life insurance systems and the subsequent licensing of the Company's CYBERTEK life insurance systems. Liberty's complaint alleges breach of contract, breach of express and implied warranties, fraudulent inducement, breach of contract accompanied by a fraudulent act, and recission. Liberty has alleged actual and consequential damages in excess of $260 million and also seeks treble and punitive damages. The Company has asserted various affirmative defenses and is pursuing counterclaims against Liberty for breach of contract, recoupment, breach of good faith and fair dealing, and breach of contract accompanied by a fraudulent act. The Company is seeking equitable relief, including injunctive relief, and currently unspecified actual, compensatory and consequential damages.

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

3. International. This segment provides software products, product support, professional services and outsourcing to the property and casualty and life insurance markets primarily in Europe, Asia, Australia, Canada, Central America and South Africa.

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. It was sold in August 1997.

5. Life information services. This segment provided information services, principally physician reports and medical histories, to US life insurers. It was sold in May 1998.

Information about the Company's operations for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                             ----------------   ----------------
                                              1999     1998     1999     1998
                                             ------   ------   ------   ------
REVENUES FROM EXTERNAL CUSTOMERS


Property and casualty . . . . . . . . . . .  $ 77,077   $66,223   $150,715   $133,748
Life and financial solutions. . . . . . . .    47,531    33,336     89,164     63,761
                                             ---------  --------  ---------  ---------
Total US revenues . . . . . . . . . . . . .   124,608    99,559    239,879    197,509
International . . . . . . . . . . . . . . .    47,738    45,330     93,942     87,801
                                             ---------  --------  ---------  ---------
  Total revenues from
     continuing operations. . . . . . . . .  $172,346   $144,889   $333,821   $285,310
                                             =========  ========  =========  =========



Discontinued operations . . . . . . . . . .  $      -   $  4,843   $      -   $ 11,968

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Property and casualty . . . . . . . . . . .  $ 20,760   $ 17,673   $ 42,484   $ 35,601
Life and financial solutions. . . . . . . .    10,759      7,612     19,044     14,491
Corporate and US administrative . . . . . .    (8,086)    (7,187)   (16,245)   (13,678)
                                             ---------  ---------  --------  ---------
  Total US operating income . . . . . . . .    23,433     18,098     45,283     36,414
                                             ---------  ---------  --------  ---------

International . . . . . . . . . . . . . . .     4,411      6,375      7,850     10,869
International administrative. . . . . . . .    (1,863)    (2,098)    (3,642)    (4,060)
                                             ---------  ---------  --------  ---------
  Total international . . . . . . . . . . .     2,548      4,277      4,208      6,809
                                             ---------  ---------  --------  ---------

  Operating income. . . . . . . . . . . . .    25,981     22,375     49,491     43,223

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       148        233        289        438
Minority interest . . . . . . . . . . . . .       (40)       (30)       (79)       (30)
Other income and expenses . . . . . . . . .    (2,564)      (370)    (3,846)      (795)
Income taxes. . . . . . . . . . . . . . . .     8,705      8,226     16,967     15,987
                                             ---------  ---------  --------  ---------
  Income from continuing operations . . . .  $ 14,820   $ 13,982   $ 28,888   $ 26,849
                                             =========  =========  ========  =========

Discontinued operations
  Property and casualty . . . . . . . . . .  $      -    $ (1,018)  $           (1,018)
  Life. . . . . . . . . . . . . . . . . . .         -       3,112                3,672
  Other income and expenses . . . . . . . .         -          (4)         -       (27)
  Income taxes. . . . . . . . . . . . . . .         -      (2,476)         -    (2,691)
                                             ---------  ----------  --------  ---------
  Discontinued operations, net. . . . . . .  $      -   $    (386)  $      -   $   (64)
                                             =========  ==========  ========  =========

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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                       1999 vs. 1998
                                                                          Percent
                                       Percentage of Revenues      Increase (Decrease)
                                      ------------------------     ------------------
                                        Three           Six         Three      Six
                                       Months Ended   Months Ended  Months   Months
                                       June 30,       June 30,      Ended     Ended
                                     ------------   ------------
                                      1999   1998    1999   1998        June 30
                                     -----  -----   -----  -----  ------------------

Revenues
 Licensing . . . . . . . . . . . . .   24.7%   20.4%   23.5%   20.4%   44.1%   34.7%
 Services. . . . . . . . . . . . . .   75.3    79.6    76.5    79.6    12.5    12.5
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0    19.0    17.0
                                      ------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   44.3    44.7    45.0    44.9    17.9    17.2
  Computer & communication expenses.    6.8     5.5     7.1     5.5    47.7    50.2
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .    9.9    11.0    10.0    11.1     7.6     5.4
  Other costs & expenses . . . . . .    5.4     4.5     5.0     4.5    42.2    31.2
 Selling, general &
   administrative expenses . . . . .   16.5    17.2    16.2    17.2    14.1    10.3
 Amortization of goodwill and
   other intangibles . . . . . . . .    2.0     1.7     2.0     1.7    39.1    33.1
                                      ------  ------  ------  ------
                                       84.9    84.6    85.3    84.9    19.5    17.5
                                      ------  ------  ------  ------
Operating income . . . . . . . . . .   15.1    15.4    14.7    15.1    16.1    14.5
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.2     0.1     0.2   (36.5)  (34.0)
Other income and expenses. . . . . .   (1.5)   (0.2)   (1.2)   (0.3)  593.0   383.8
                                      ------  ------  ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   13.7    15.4    13.6    15.0     5.9     7.0
Income taxes . . . . . . . . . . . .    5.1     5.7     5.1     5.6     5.8     6.1
                                      ------  ------  ------  ------
Income from continuing operations. .    8.6     9.7     8.5     9.4     6.0     7.6
Discontinued operations, net . . . .      -    (0.3)      -       -   100.0   100.0
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    8.6%    9.4%    8.5%    9.4%    9.0%    7.9%
                                      ======  ======  ======  ======



                             THREE MONTH COMPARISON

REVENUES

                               Three Months
                               Ended June 30,
                              --------------
  Licensing                    1999    1998   Change
                              -----   -----   ------
                              (Dollars in millions)

Initial charges. . . . . . .  $25.6   $13.0   97%
Monthly charges. . . . . . .   16.9    16.5    3
                              ------  ------
                              $42.5   $29.5   44%
                              ======  ======

Percentage of total revenues     25%     20%
                              ------  ------


     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license charges increased $12.6 million for the second quarter of 1999 compared with the second quarter of 1998, with the following increases by business segment: property and casualty up 306% ($10.0 million); life and financial solutions up 50% ($1.9 million); and international up 12% ($0.7 million).

Initial license charges for the second quarter of 1999 include right-to-use licenses of $5.3 million. This compares with $2.1 million in right-to-use licenses for the second quarter of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrences of right-to-use licenses to be minimal in the future.

     Second quarter 1999 initial license charges include $2.0 million of licenses to the former owners of FAS, a BPO company acquired at the end of the second quarter.

     Two remarketing agreements for Claim Outcome Adviser ("COA") totaling $3.5 million are included in initial licensing revenue for the second quarter of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to relicense COA to the self-insured market. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center.

Initial license charges for the 1999 second quarter include $1.7 million of revenue from the sale of hardware remarketed by the Company in conjunction with licenses of its software.

Monthly license charges were basically flat for the second quarter of 1999 compared with the second quarter of 1998 with the following increases or decreases by business segment: property and casualty down 16% ($1.4 million) due to weak 1998 licensing and the effect of right-to-use licenses; life and financial solutions up 45% ($1.5 million) on strong 1998 initial license activity; and international up 7% ($0.3 million)principally due to increased licensing revenues in the Asia/Pacific region.

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


                             1999              1998                  1997
                         -----------  -------------------------- -----------
                           2nd   1st    4th    3rd    2nd    1st  4th    3rd
                         -----------  -------------------------- -----------
                                          (Dollars in millions)

Initial license revenues $25.6  $18.7  $27.3  $14.7  $13.0  $12.6  $25.1 $16.9
% of total revenues        15%    12%    16%    10%     9%     9%    17%   13%



                                Three Months
                                Ended June 30,
                               --------------
  Services                     1999    1998   Change
                              -----   -----   ------
                              (Dollars in millions)

Professional and outsourcing  $128.0   $114.1   12%
Other. . . . . . . . . . . .     1.8      1.3   38
                              -------  -------
                              $129.8   $115.4   13%
                              =======  =======

Percentage of total revenues      75%      80%
                              -------  -------

Professional and outsourcing services revenues increased $13.9 million for the second quarter of 1999 compared with the second quarter of 1998, with the following increases by business segment: property and casualty up 2% ($1.3 million) with strong growth in the Company's Point product related services and outsourcing offset by the effect of weak 1998 licensing of the Company's S3+ and the redeployment of staff from customer's Y2K projects ending late last year; life insurance and financial solutions up 42% ($10.9 million) due to strong 1998 initial licensing activity particularly in banking; and international up 5% ($1.7 million) due principally to strong growth in the Nordic region being offset by decreases in the UK, Canada and Asia/Pacific region.

The Company believes that there is an increasing rate of change in technology and in its marketplace due to the internet and the rapid adoption of e-commerce. In response to these changes the Company has commenced the process of reassessing and challenging all major aspects of its business for the purpose of evaluating whether it is correctly positioned to maximize its potential. The results of this process and the impact, if any, on the Company's results of operations are unknown at this time.

OPERATING  EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 18% for the second quarter of 1999 compared with the second quarter of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin Corporation ("Lockheed Martin"). Had these employee costs not been transferred, second quarter 1999 employee compensation and benefits would have increased 21% compared with the same period last year. Compensation and benefits increased 15% ($2.9 million) internationally and 19% ($8.7 million) domestically.

Computer and communications expenses increased 48% for the second quarter of 1999 compared with the second quarter of 1998. However, at the beginning of the third quarter of 1998, the Company entered into a data center outsourcing agreement with Lockheed Martin. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. Had these employee costs not been transferred, second quarter 1999 computer and communication expense would have increased 26% by comparison with the same period last year. The savings from the outsourcing agreement were offset by increased communications volumes, increased network and PC related expenses and increased license fees for data center operating software.

     Depreciation of property and equipment increased 5% for the second quarter of 1999 compared with the second quarter of 1998. Several elements within this line have fluctuated, but none are individually significant.

Amortization of capitalized software costs increased 10% for the second quarter of 1999 compared with the second quarter of 1998 due to various releases of the Company's internally developed software products.

     Other operating costs and expenses increased 42% for the second quarter of 1999 compared with the second quarter of 1998, principally due to the inclusion of $1.6 million of costs for computer hardware sold to customers in conjunction with software licenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 14% for the second quarter of 1999 compared with the second quarter of 1998, but declined slightly as a percentage of revenue. Several elements within this line have fluctuated, but none are individually significant.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 39% for the second quarter of 1999 compared with the second quarter of 1998, principally due to increased amortization related to the acquisition of The Leverage Group, Inc. in the third quarter of 1998 and Legalgard in the first quarter of 1999, amortization of deferred costs associated with the Lockheed Martin data center outsourcing arrangement and contingent consideration related to prior acquisitions in Europe.


OPERATING INCOME

     1999 second quarter operating income increased 16% compared with the 1998 second quarter. Increases or decreases in segment operating income were: property and casualty increased 17%, life and financial solutions increased 41% and international decreased 31%. The increase in domestic operating income is primarily related to increases in initial licensing revenue, professional services and outsourcing revenues being somewhat offset by higher operating costs which increased at a slower rate than the related revenue. The decrease in international operating income is primarily due to increased professional services expenses, which grew at a faster rate than the related revenues.

OTHER INCOME AND EXPENSE

     Other income and expense is comprised primarily of interest expense which increased $2.2 million for the second quarter of 1999 compared with the second quarter of 1998. This increase is due to higher levels of borrowed funds under the Company's credit facilities which were incurred principally to finance business acquisitions and repurchases of the Company's stock. The average nominal interest rate applicable to borrowings under the Company's credit facilities during the second quarter of 1999 was 5.2%.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.0% for the second quarters of 1999 and 1998. The effective rate for the second quarter of 1999 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

DISCONTINUED OPERATIONS

During the second quarter of 1998, the Company sold its life information services segment.

                              SIX MONTH COMPARISON

REVENUES

                                Six Months
                              Ended June 30,
                              --------------
  Licensing                   1999    1998   Change
                              -----   -----   ------
                             (Dollars in millions)

Initial charges. . . . . . .  $44.3   $25.6   73%
Monthly charges. . . . . . .   34.2    32.6    5
                              ------  ------
                              $78.5   $58.2   35%
                              ======  ======

Percentage of total revenues     24%     20%
                              ------  ------

     Initial license revenues increased $18.7 million for the first six months of 1999 compared with the first six months of 1998, with the following increases by business segment: property and casualty up 186% ($15.7 million); life and financial solutions up 29% ($2.0 million); and international up 9% ($1.0 million).

Initial license charges for the first six months of 1999 include right-to-use licenses of $11.4 million compared with $7.0 million for the first six months of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrence of right-to-use licenses to be minimal in the future.

     1999 six month initial license charges include a $2.9 million license to the former owners of Legalgard. In addition, the former owners of FAS, a BPO company acquired at the end of the second quarter, licensed several of the Company's life and financial solutions products for $2.0 million.

     Two remarketing agreements for COA, totaling $3.5 million, are included in initial licensing revenues for the first six months of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to re-license COA to the self-insured market. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center.

1999 six month license charges include $2.1 million of revenue from the sale of hardware remarketed by the Company in conjunction with licenses of its software.

     Monthly license charges increased $1.6 million for the first six months of 1999 compared with the first six months of 1998 with the following increases or decreases by business segment: property and casualty down 15% ($2.7 million) due to weak 1998 licensing and the effect of right-to-use licenses; life and financial solutions up 49% ($3.3 million) on strong 1998 initial license activity; and international up 12% ($1.0 million) principally due to increased licensing revenues in the Asia/Pacific region.


                                 Six Months
                              Ended June 30,
                             --------------
  Services                   1999    1998   Change
                             -----   -----   ------
                             (Dollars in millions)

Professional and outsourcing  $253.3   $224.9   13%
Other. . . . . . . . . . . .     2.1      2.2   (5)
                              -------  -------
                              $255.4   $227.1   13%
                              =======  =======

Percentage of total revenues      77%      80%
                              -------  -------



Professional and outsourcing services revenues increased $28.4 million for the first six months of 1999 compared with the first six months of 1998, with the following increases by business segment: property and casualty up 3% ($3.3 million); life insurance and financial solutions up 41% ($20.3 million); and international up 7% ($4.8 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers. 1999 six month revenues include $1.6 million for professional services rendered and received in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.


OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 17% for the first six months of 1999 compared with the first six months of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin. Had these employee costs not been transferred, 1999 six month employee compensation and benefits would have increased 20% by comparison with the same period last year. Compensation and benefits increased 21% ($7.9 million) internationally and 16% ($14.1 million) domestically.

Computer and communications expenses increased 50% for the first six months of 1999 compared with the first six months of 1998. At the beginning of the third quarter of 1998, the Company entered into a data center outsourcing agreement with Lockheed Martin. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. Had these employee costs not been transferred, second quarter 1999 computer and communication expense would have increased 29% by comparison with the same period last year. The savings from the outsourcing agreement were offset by increased communications volumes, increased network and PC related expenses and increased license fees for data center operating software.

     Depreciation of property and equipment remained relatively unchanged for the first six months of 1999 compared with the first six months of 1998.

Amortization of capitalized software costs increased 7% for the first six months of 1999 compared with the first six months of 1998 due to various releases of the Company's internally developed software products.

     Other operating costs and expenses increased 31% for the first six months of 1999 compared with the first six months of 1998, principally due to the inclusion of $1.9 million of costs for computer hardware sold to customers in conjunction with software licenses. The corresponding revenue is included in initial licensing revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 10% for the first six months of 1999 compared with the first six months of 1998, but declined slightly as a percentage of revenue. Several elements within this line have fluctuated, but none are individually significant.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 33% for the first six months of 1999 compared with the first six months of 1998, principally due to increased amortization related to the acquisition of The Leverage Group, Inc. in the third quarter of 1998 and Legalgard in the first quarter of 1999, amortization of deferred costs associated with the Lockheed Martin data center outsourcing arrangement and contingent consideration related to prior acquisitions in Europe.

OPERATING  INCOME

     1999 six month operating income increased 15% compared with 1998 six month operating income. Increases or decreases in segment operating income were: property and casualty increased 19%, life and financial solutions increased 31% and international decreased 28%. The increase in operating income domestically is primarily related to increases in initial licensing, professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. The decrease internationally is due to increased development costs and a lower percentage of initial license revenues as a component of total revenue.

OTHER INCOME AND EXPENSE

     Other income and expense is comprised primarily of interest expense which increased $3.1 million for the first six months of 1999 compared with the first six months of 1998, principally due to higher levels of borrowed funds under the Company's credit facility to finance business acquisitions and repurchases of the Company's stock. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first six months of 1999 was 5.2%.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.0% and 37.3% for the first six months of 1999 and 1998, respectively. The effective rate for the first six months of 1999 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

DISCONTINUED OPERATIONS

During the second quarter of 1998, the Company sold its life information services segment.

                         LIQUIDITY AND CAPITAL RESOURCES


                              June 30, December 31,
                                1999         1998
---------------------------------------------------------------------
                             (Dollars in millions)

Cash and equivalents, marketable
  securities, and investments. .  $ 45.1  $ 35.7
Current assets . . . . . . . . .   263.4   217.2
Current liabilities. . . . . . .   117.5    98.9
Working capital. . . . . . . . .   145.9   118.3
Long-term debt . . . . . . . . .   202.0    85.0


                                            Six Months Ended
                                                June 30,
                                            1999         1998
--------------------------------------------------------------
                                         (Dollars in millions)

Cash provided by operations. . . . . . . . .  $  43.5   $ 66.4
Cash (used) by investing activities. . . . .   (130.9)   (36.5)
Cash provided (used) by financing activities     94.3    (37.1)


     The Company's current ratio (current assets divided by current liabilities) stood at 2.2 at June 30, 1999, which management believes is sufficient when combined with available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. At June 30, 1999, the Company had $200 million of committed and $40 million of uncommitted credit facilities available to it, of which $231.0 million had been utilized. In July 1999, the Company increased its committed facilities to $240 million and reduced its uncommitted facilities to $20 million, resulting in a $20 million net increase in borrowing capacity which increased its total credit facilities to $260 million.

During the six months ended June 30, 1999 the Company capitalized software development costs of $34.6 million, principally related to the development of its property and casualty, life and international enterprise software products and e-commerce and banking solutions.

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

     Currently, the Company's business is focused principally within the global property and casualty and life and financial solutions industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology and the emergence of the Internet as a viable insurance distribution channel. In response to these changes the Company has commenced the process of reassessing and challenging all major aspects of its business for the purpose of evaluating whether it is correctly positioned to maximize its potential. The results of this process and the impact, if any, on the Company's results of operations are unknown at this time. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

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

A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control. The Company believes that current and potential customers' decisions to enter into license agreements with the Company may be significantly affected by strategies to make their existing information systems capable of handling the year 2000, however, at this time the Company is unable to predict what the future impact, if any, will be. The Company's licensing revenues have included significant amounts of right-to-use licenses and the Company expects the occurrence of these licenses to be minimal in the future.

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

     Significant progress has been made in all project phases, and the project is scheduled for completion during the third quarter of 1999. After completion of the project, the Company plans to continue to remediate products based on vendor compliance updates and will continue to perform redundant tests on hardware and software until year end.

The Year 2000 issue may potentially affect the Company in four areas: its product offerings, its service offerings, its internal systems, and its suppliers and trading partners.

Product  Offerings
------------------

     The Company has updated the code of its primary product offerings to process dates across the century boundary. Current testing has confirmed the ability of the applications to process data in both centuries. Additional testing on the Company's base products has been completed during the first half of 1999 in an environment that utilizes accelerated system dates (Year 2000 environment). This additional testing has sought to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate.

Service  Offerings
------------------

     The Company has completed Year 2000 application code remediation for customers who will be Business Process Outsourcing ("BPO")/Information
Technology  Outsourcing  ("ITO")  customers  after  December  31,  1999.   Live
customer data that spans Year 2000 thresholds is currently, and has been, successfully processed by these remediated applications in production environments. Additionally, subsequent tests have been performed on our customer products and additional redundant testing will continue to occur in Year 2000 time machine environments until year end 1999. This testing is designed to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate.

Internal  Systems
-----------------

Internal systems consist primarily of third-party products used by the Company for its internal operations which include data center hardware and software, internal financial and human resource systems, and network and PC hardware and software. The Company's Blythewood data center has completed its hardware and operating software inventory, assessments, remediation, and testing efforts in order to satisfy Year 2000 requirements. Redundant tests for Year 2000 compliance of the hardware and operating software in the Blythewood data center will continue until year end.

As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center and remaining remediation efforts will be coordinated with Lockheed Martin. The Company's Australian and European data centers have completed their inventory and assessment of hardware and operating software for Year 2000 requirements. Finalization of the project for all data centers was substantially completed by June 30, 1999, with minor issues scheduled for completion by the end of the third quarter. Regardless of project completion dates, the Company will continue to retest hardware and software until year end 1999.

In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The financial components of the selected solution are operational and the human resources functionality is currently scheduled to be fully operational during the third quarter of 1999. This selected solution meets Year 2000 requirements.

     The Company has inventoried and assessed its networks and PC hardware and software and has identified Year 2000 remediation upgrades that are required. As a secondary measure, an internal test lab for verification of vendor claims of Year 2000 compliance for core systems and mission critical products was established. Remediation efforts of internal systems are schedule to be completed by October, 1999.

The Company has also assessed readiness with respect to non-IT systems that relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

Suppliers  and  Trading  Partners
---------------------------------

The Company's ability to operate is dependent on relationships with certain suppliers and trading partners, such as electric utilities and telephone companies, who provide services to the Company's various offices and data centers ("mission critical suppliers and trading partners"). Mission critical suppliers and trading partners have been identified and tests of most of these interfaces, to the extent practical, have been performed in a Year 2000 environment. The Company's ability to influence cooperation is partially dependent on the significance of the Company's relationship with its suppliers and trading partners and their willingness to share such information. The
Company has substantially completed this phase of its Year 2000 readiness project.

Year  2000  Costs
-----------------

     Since 1993, the Company estimates that it has incurred approximately $17.4 million of costs in addressing Year 2000 remediation issues and will anticipate spending approximately $1.5 million during the remainder of 1999. Based on the Company's experience to date, it is not anticipated that the completion of the remaining Year 2000 remediation efforts will have a material adverse effect upon the Company's financial position or results of operations. The Company's past and anticipated future remediation costs are funded by operations.

Year  2000  Risks
-----------------

The Company's products are designed to be used with and require the use of third-party products, such as operating systems and compilers. Also, customers often modify the Company's products to suit their unique requirements. If these third parties experience Year 2000 failures of their products, or if customers experience system failures as a result of their modifications or for other reasons, the Company could become involved in disputes or litigation related to the cause of such system failures.

In addition, the failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations and litigation. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Furthermore, there is a general uncertainty inherent in the Year 2000 problem stemming, in part, from the uncertainty of the Year 2000 readiness of third-party suppliers and the Company's customers and prospective customers. For these reasons, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its mission critical suppliers and trading partners. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Company is in the process of finalizing contingency plans to minimize the effect of such disruptions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders, held on May 11, 1999, the Company's stockholders approved: (i) the election of two directors, Dr. John M. Palms (30,576,293 votes for and 109,588 withheld) and John P. Seibels (30,576,293 votes for and 109,588 withheld) to serve a term of three years; (ii) the approval of the 1999 Stock Option Plan (24,219,907 votes for and 6,465,472 withheld); and (iii) the ratification of the selection of PricewaterhouseCoopers, LLP as independent auditors (30,673,379 votes for and 12,001 withheld).
The  following  directors'  terms  continued  through the 1999 Annual Meeting of
Stockholders: Alfred R. Berkeley, III, Donald W. Feddersen, Joseph D. Sargent, Richard G. Trub, and G. Larry Wilson.

ITEM 5 is not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  August 16, 1999     Timothy V. Williams
     Executive Vice President
     (Chief Financial Officer)

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

II. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1999 and is incorporated herein by reference)

JJ. Form of Restricted Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1999 and is incorporated herein by reference)

KK.     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with schedule identifying particulars for each named executive officers (filed herewith)

LL.     Stock  Option/Non-Compete Agreement with Michael W. Risley dated May 11,
1999  (filed  herewith)

MM.     Form  of  1999  Bonus  Plan  for  named executive officers together with schedule identifying particulars for each named executive officer (filed herewith)

27.     FINANCIAL  DATA  SCHEDULES

A.     Six  Months  Ended  June  30,  1999  filed  herewith (EDGAR version only)