Form 10-Q/A
period 1999-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-08-24
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


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


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX

Part  I  is  amended  in  its  entirety  by  the  following.


PART  I.  FINANCIAL  INFORMATION                    PAGE

Item  1.  Financial  Statements


Consolidated Statements of Income for the Three and
Six Months Ended June 30, 1999 and 1998 . . . . . .   3

Consolidated Balance Sheets as of June 30, 1999 and
December 31, 1998 . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Six
Months Ended June 30, 1999. . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1999 and 1998 . . . . . .   6

Notes to Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . .  11


Signatures. . . . . . . . . . . . . . . . . . . . .  25


                                      PART I
                               FINANCIAL INFORMATION
                       POLICY MANAGEMENT SYSTEMS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                          Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                        ----------------      ----------------
                                         1999       1998       1999       1998
                                        ------     ------     ------     ------
                                         (In thousands, except per share data)

Revenues
 Licensing . . . . . . . . . . . . . .  $ 42,511   $ 29,503   $ 78,463   $ 58,240
 Services. . . . . . . . . . . . . . .   129,835    115,386    255,358    227,070
                                        ---------  ---------  ---------  ---------
                                         172,346    144,889    333,821    285,310
                                        ---------  ---------  ---------  ---------

Operating expenses
 Cost of revenues
  Employee compensation and benefits .    76,385     64,781    150,059    128,089
  Computer and communications expenses    11,718      7,932     23,647     15,745
  Depreciation and amortization of
   property, equipment and
   capitalized software costs. . . . .    17,094     15,889     33,251     31,553
  Other costs & expenses . . . . . . .     9,345      6,572     16,802     12,809
 Selling, general and administrative
   expenses. . . . . . . . . . . . . .    28,362     24,851     54,033     48,979
 Amortization of goodwill and
   other intangibles . . . . . . . . .     3,461      2,489      6,538      4,912
                                        ---------  ---------  ---------  ---------
                                         146,365    122,514    284,330    242,087
                                        ---------  ---------  ---------  ---------

Operating income . . . . . . . . . . .    25,981     22,375     49,491     43,223

Equity in earnings of
   unconsolidated affiliates . . . . .       148        233        289        438

Minority interest. . . . . . . . . . .       (40)       (30)       (79)       (30)

Other income and expenses:
  Investment income. . . . . . . . . .       183        184        414        686
  Interest expense and other charges .    (2,747)      (554)    (4,260)    (1,481)
                                        ---------  ---------  ---------  ---------
                                          (2,564)      (370)    (3,846)      (795)
                                        ---------  ---------  ---------  ---------

Income from continuing operations
  before income taxes. . . . . . . . .    23,525     22,208     45,855     42,836
Income taxes . . . . . . . . . . . . .     8,705      8,226     16,967     15,987
                                        ---------  ---------  ---------  ---------

Income from continuing operations. . .    14,820     13,982     28,888     26,849

Discontinued operations:
 Income from operations of
  discontinued operations less
  applicable income taxes of
  $37 and $252, respectively . . . . .         -         67          -        389
 Loss on disposal of discontinued
  operations less applicable income
  taxes of $2,439. . . . . . . . . . .         -       (453)         -       (453)
                                        ---------  ---------  ---------  ---------
                                               -       (386)         -        (64)
                                        ---------  ---------  ---------  ---------

Net income . . . . . . . . . . . . . .  $ 14,820   $ 13,596   $ 28,888   $ 26,785
                                        =========  =========  =========  =========

Basic earnings per share:
 Income from continuing operations . .  $   0.42   $   0.38   $   0.81   $   0.73
 Loss from discontinued operations . .         -      (0.01)         -          -
                                        ---------  ---------  ---------  ---------
                                        $   0.42   $   0.37   $   0.81   $   0.73
                                        =========  =========  =========  =========

Diluted earnings per share:
 Income from continuing operations . .  $   0.41   $   0.35   $   0.77   $   0.68
 Loss from discontinued operations . .         -      (0.01)         -          -
                                        ---------  ---------  ---------  ---------
                                        $   0.41   $   0.34   $   0.77   $   0.68
                                        =========  =========  =========  =========

Weighted average common shares . . . .    35,354     36,763     35,739     36,726
Weighted average common shares
  assuming dilution. . . . . . . . . .    36,588     39,675     37,460     39,434

See accompanying notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)      (Audited)
                                                June 30,     December 31,
                                                   1999         1998
                                                   ------       ------
                                       (In thousands, except share data)

Assets
Current assets
 Cash and equivalents                              $ 32,828   $ 26,013
 Marketable securities                                2,197          -
 Receivables, net of allowance for uncollectible
  amounts of $1,956 ($2,051 at December 31, 1998)   140,090    104,299
 Accrued revenues                                    52,605     45,686
 Deferred income taxes                                6,605      9,336
 Other receivable                                         -     11,279
 Prepaids                                            15,908      8,645
 Other                                               13,202     11,968
                                                   ---------  ---------
   Total current assets                             263,435    217,226

Property and equipment, at cost less accumulated
 depreciation and amortization of $129,859
 ($128,363 at December 31, 1998)                    145,264    135,436
Accrued revenues                                     11,345      7,844
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net                 102,484     81,401
Capitalized software costs, net                     243,134    220,908
Deferred income taxes                                24,970     24,787
Investments                                          10,106      9,661
Cost of acquisition to be allocated                  30,804          -
Other                                                18,694     17,394
                                                   ---------  ---------
     Total assets                                  $854,277   $718,698
                                                   =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 47,184     57,129
 Current portion of long-term debt                   32,507     15,812
 Income taxes payable                                17,005      9,202
 Unearned revenues                                   19,857     15,804
 Other                                                  946        988
                                                   ---------  ---------
   Total current liabilities                        117,499     98,935

Long-term debt                                      202,000     85,000
Deferred income taxes                               101,302     98,233
Other                                                10,944      3,520
                                                   ---------  ---------
    Total liabilities                               431,745    285,688
                                                   ---------  ---------


Minority interest                                       604        526

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,551,917 shares issued and
 outstanding (36,357,139 at December 31, 1998)          356        364
Additional paid-in capital                           56,038     82,396
Retained earnings                                   388,342    359,454
Accumulated other comprehensive income              (12,733)    (9,730)
Stock employee compensation trust                   (10,075)         -
                                                   ---------  ---------
    Total stockholders' equity                      421,928    432,484
                                                   ---------  ---------
 Total liabilities and stockholders' equity        $854,277   $718,698
                                                   =========  =========


See accompanying notes


                             POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    AND COMPREHENSIVE INCOME
                                          (Unaudited)

                                                              Accumulated       Stock
                                         Additional              Other        Employee
                                  Common  Paid-In    Retained Comprehensive  Compensation
                                  Stock   Capital    Earnings   Income(1)      Trust     Total
                                  -----   -------    --------   ---------    ---------  --------
                                              (Dollars in thousands)

BALANCE, DECEMBER 31, 1998. . .  $   364   $ 82,396   $359,454  $ (9,730)  $      -   $432,484

Comprehensive income
 Net income . . . . . . . . . .        -          -     28,888         -          -     28,888
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments . .        -          -          -    (3,003)         -     (3,003)
                                                                                      ---------
Total comprehensive income. . .                                                         25,885
                                                                                      ---------

Purchase of shares for SECT . .        -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . . .        -         (3)         -         -         19         16
Stock options exercised
  (208,378 shares). . . . . . .        2      6,680          -         -          -      6,682
Repurchase of 1,013,600 shares
  of common stock . . . . . . .      (10)   (33,035)         -         -          -    (33,045)
                                 --------  ---------  --------  ---------  ---------  ---------

BALANCE, JUNE 30, 1999. . . . .  $   356   $ 56,038   $388,342  $(12,733)  $(10,075)  $421,928
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



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months
                                                        Ended June 30,
                                                      -------------------
                                                       1999        1998
                                                      ------      ------
                                                         (In thousands)

Operating Activities
 Net income                                          $  28,888   $ 26,785
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        42,509     39,595
   Deferred income taxes                                 6,240      1,542
   Provision for uncollectible accounts                    (22)        15
   Gain on disposal of discontinued operations               -     (1,986)
Changes in assets and liabilities:
   Receivables                                         (28,565)       379
   Accrued revenues                                    (10,278)     8,799
   Other receivable                                     11,279          -
   Accounts payable and accrued expenses               (11,761)    (9,589)
   Income taxes payable                                  7,518      9,993
   Unearned revenues                                     1,534     (4,842)
   Other, net                                          (14,687)    (4,302)
                                                     ----------  ---------
      Cash provided by operations                       32,655     66,389
                                                     ----------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities                                            -      3,257
 Proceeds from sales of held-to-maturity securities          -      2,969
 Proceeds from sale of business segment                      -     23,826
 Acquisition of property and equipment                 (20,081)   (29,785)
 Capitalized internal software development costs       (34,553)   (28,431)
 Business acquisition                                  (67,384)    (2,688)
 Investment in unconsolidated affiliate                     71          -
 Investment in minority interest                             -        425
 Proceeds from disposal of property and equipment          305      1,735
 Other                                                   1,530     (7,791)
                                                     ----------  ---------
      Cash used by investing activities               (120,112)   (36,483)
                                                     ----------  ---------

Financing Activities
 Payments on long-term debt                            (34,971)   (41,771)
 Proceeds from borrowing under credit facility         165,700     12,500
 Purchase of stock for Stock Employee
  Compensation Trust                                   (10,094)         -
 Issuance of common stock under stock option plans       6,682     18,224
 Repurchase of common stock                            (33,045)   (26,037)
                                                     ----------  ---------
      Cash provided (used) by financing activities      94,272    (37,084)
                                                     ----------  ---------

Net increase (decrease) in cash and equivalents          6,815     (7,178)
Cash and equivalents at beginning of period             26,013     32,179
                                                     ----------  ---------
Cash and equivalents at end of period                $  32,828   $ 25,001
                                                     ==========  =========

Supplemental Information
 Interest paid                                       $   3,211   $    998
 Income taxes paid                                       4,023      2,725



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

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                                 Three Months      Six Months
                                 Ended June 30,   Ended June 30,
                                ---------------  ---------------
                                 1999    1998     1999    1998
                                -----   -----    -----   -----
Weighted Average Shares
-----------------------

Basic EPS. . . . . . . . . . .  35,354  36,763  35,739  36,726
Effect of common stock options   1,234   2,912   1,721   2,708
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  36,588  39,675  37,460  39,434
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

Information about the Company's operations for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):


                                               Three Months            Six Months
                                               Ended June 30,       Ended June 30,
                                              ----------------     ---------------
                                               1999     1998        1999     1998
                                              ------   ------      ------   ------
REVENUES FROM EXTERNAL CUSTOMERS

Property and casualty . . . . . . . . . . .  $ 77,077   $ 66,223   $150,715   $133,748
Life and financial solutions. . . . . . . .    47,531     33,336     89,164     63,761
                                             ---------  ---------  ---------  ---------
Total US revenues . . . . . . . . . . . . .   124,608     99,559    239,879    197,509
International . . . . . . . . . . . . . . .    47,738     45,330     93,942     87,801
                                             ---------  ---------  ---------  ---------
  Total revenues from
     continuing operations. . . . . . . . .  $172,346   $144,889   $333,821   $285,310
                                             =========  =========  =========  =========


Discontinued operations . . . . . . . . . .  $      -   $  4,843   $      -   $ 11,968

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Property and casualty . . . . . . . . . . .  $ 20,760   $ 17,673   $ 42,484   $ 35,601
Life and financial solutions. . . . . . . .    10,759      7,612     19,044     14,491
Corporate and US administrative . . . . . .    (8,086)    (7,187)   (16,245)   (13,678)
                                             ---------  ---------  ---------  ---------
  Total US operating income . . . . . . . .    23,433     18,098     45,283     36,414
                                             ---------  ---------  ---------  ---------

International . . . . . . . . . . . . . . .     4,411      6,375      7,850     10,869
International administrative. . . . . . . .    (1,863)    (2,098)    (3,642)    (4,060)
                                             ---------  ---------  ---------  ---------
  Total international . . . . . . . . . . .     2,548      4,277      4,208      6,809
                                             ---------  ---------  ---------  ---------

  Operating income. . . . . . . . . . . . .    25,981     22,375     49,491     43,223

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       148        233        289        438
Minority interest . . . . . . . . . . . . .       (40)       (30)       (79)       (30)
Other income and expenses . . . . . . . . .    (2,564)      (370)    (3,846)      (795)
Income taxes. . . . . . . . . . . . . . . .     8,705      8,226     16,967     15,987
                                             ---------  ---------  ---------  ---------
  Income from continuing operations . . . .  $ 14,820   $ 13,982   $ 28,888   $ 26,849
                                             =========  =========  =========  =========

Discontinued operations
  Property and casualty . . . . . . . . . .         -   $ (1,018)         -   $ (1,018)
  Life. . . . . . . . . . . . . . . . . . .         -      3,112          -      3,672
  Other income and expenses . . . . . . . .         -         (4)         -        (27)
  Income taxes. . . . . . . . . . . . . . .         -     (2,476)         -     (2,691)
                                             ---------  ---------  ---------  ---------
  Discontinued operations, net. . . . . . .  $      -   $   (386)  $      -   $    (64)
                                             =========  =========  =========  =========

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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                      1999 vs. 1998
                                                                         Percent
                                        Percentage of Revenues     Increase (Decrease)
                                      ---------------------------  ------------------
                                         Three           Six        Three     Six
                                      Months Ended   Months Ended   Months   Months
                                        June 30,       June 30,     Ended   Ended
                                      ------------    ----------
                                       1999   1998    1999   1998       June 30
                                      -----  -----   -----  -----  -----------------

Revenues
 Licensing . . . . . . . . . . . . .   24.7%   20.4%   23.5%   20.4%   44.1%   34.7%
 Services. . . . . . . . . . . . . .   75.3    79.6    76.5    79.6    12.5    12.5
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0    19.0    17.0
                                      ------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   44.3    44.7    45.0    44.9    17.9    17.2
  Computer & communication expenses.    6.8     5.5     7.1     5.5    47.7    50.2
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .    9.9    11.0    10.0    11.1     7.6     5.4
  Other costs & expenses . . . . . .    5.4     4.5     5.0     4.5    42.2    31.2
 Selling, general &
   administrative expenses . . . . .   16.5    17.2    16.2    17.2    14.1    10.3
 Amortization of goodwill and
   other intangibles . . . . . . . .    2.0     1.7     2.0     1.7    39.1    33.1
                                      ------  ------  ------  ------
                                       84.9    84.6    85.3    84.9    19.5    17.5
                                      ------  ------  ------  ------
Operating income . . . . . . . . . .   15.1    15.4    14.7    15.1    16.1    14.5
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.2     0.1     0.2   (36.5)  (34.0)
Other income and expenses. . . . . .   (1.5)   (0.2)   (1.2)   (0.3)  593.0   383.8
                                      ------  ------  ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   13.7    15.4    13.6    15.0     5.9     7.0
Income taxes . . . . . . . . . . . .    5.1     5.7     5.1     5.6     5.8     6.1
                                      ------  ------  ------  ------
Income from continuing operations. .    8.6     9.7     8.5     9.4     6.0     7.6
Discontinued operations, net . . . .      -    (0.3)      -       -   100.0   100.0
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    8.6%    9.4%    8.5%    9.4%    9.0%    7.9%
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

DISCONTINUED OPERATIONS

During the second quarter of 1998, the Company sold its life information services segment.

                         LIQUIDITY AND CAPITAL RESOURCES


                               June 30, December 31,
                                 1999         1998
-----------------------------------------------------
                              (Dollars in millions)

Cash and equivalents, marketable
  securities, and investments. .  $ 45.1  $ 35.7
Current assets . . . . . . . . .   263.4   217.2
Current liabilities. . . . . . .   117.5    98.9
Working capital. . . . . . . . .   145.9   118.3
Long-term debt . . . . . . . . .   202.0    85.0




                                              Six Months Ended
                                                  June 30,
                                             1999         1998
---------------------------------------------------------------
                                           (Dollars in millions)


Cash provided by operations. . . . . . . . .  $  32.7   $ 66.4
Cash (used) by investing activities. . . . .   (120.1)   (36.5)
Cash provided (used) by financing activities     94.3    (37.1)


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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  August 23, 1999     Timothy V. Williams
                           Executive Vice President
                          (Chief Financial Officer)