Form 10-Q
period 1999-09-30
POLICY MANAGEMENT SYSTEMS CORP
filed 1999-11-12
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1999
                         Commission file number 1-10557


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

        35,572,006 Common shares, $.01 par value, as of November 5, 1999.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX


PART  I.  FINANCIAL  INFORMATION

                                                        PAGE
Item  1.  Financial  Statements


Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 1999 and 1998 . . . . .   3

Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998 . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Nine
Months Ended September 30, 1999 . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1999 and 1998 . . . . .   6

Notes to Consolidated Financial Statements. . . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . .  12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . .  28

Item 6. Exhibits and Reports on Form 8-K. . . . . . . .  28

Signatures. . . . . . . . . . . . . . . . . . . . . . .  29


                                        PART I
                                 FINANCIAL INFORMATION
                         POLICY MANAGEMENT SYSTEMS CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                 Three Months         Nine Months
                                             Ended September 30,     Ended September 30,
                                             -------------------     -------------------
                                                1999       1998       1999       1998
                                              ------     ------     ------     ------
                                              (In thousands, except per share data)

Revenues
 Licensing. . . . . . . . . . . . . . . .  $  37,383   $ 31,454   $115,846   $ 89,694
 Services . . . . . . . . . . . . . . . .    131,405    119,849    386,763    346,919
                                           ----------  ---------  ---------  ---------
                                             168,788    151,303    502,609    436,613
                                           ----------  ---------  ---------  ---------

Operating expenses
 Cost of revenues
  Employee compensation and benefits. . .     78,686     65,117    228,796    193,084
  Computer and communications expenses. .     12,644     10,892     36,275     26,612
  Depreciation and amortization of
   property, equipment and
   capitalized software costs . . . . . .    108,543     15,647    141,777     46,550
  Other costs & expenses. . . . . . . . .     15,238      4,778     32,041     17,805
 Selling, general and administrative
   expenses . . . . . . . . . . . . . . .     29,230     26,035     83,243     75,593
 Amortization of goodwill and
   other intangibles. . . . . . . . . . .      9,978      2,673     16,516      7,585
 Restructuring and other charges. . . . .     22,159          -     22,159          -
 Acquisition related charges. . . . . . .          -      3,732          -      3,732
                                           ----------  ---------  ---------  ---------
                                             276,478    128,874    560,807    370,961
                                           ----------  ---------  ---------  ---------

Operating (loss) income . . . . . . . . .   (107,690)    22,429    (58,198)    65,652

Equity in earnings of
   unconsolidated affiliates. . . . . . .        320        129        609        567

Minority interest . . . . . . . . . . . .        (14)       (44)       (94)       (74)

Other income and expenses:
  Investment income . . . . . . . . . . .        239        390        653      1,076
  Interest expense and other charges. . .     (3,564)      (993)    (7,824)    (2,474)
                                           ----------  ---------  ---------  ---------
                                              (3,325)      (603)    (7,171)    (1,398)
                                           ----------  ---------  ---------  ---------

(Loss) income from continuing operations
  before income taxes . . . . . . . . . .   (110,709)    21,911    (64,854)    64,747
Income tax (benefit) expense. . . . . . .    (40,261)     8,740    (23,294)    24,727
                                           ----------  ---------  ---------  ---------

(Loss) income from continuing operations.    (70,448)    13,171    (41,560)    40,020

Discontinued operations:
 Income from operations of
  discontinued operations less
  applicable income taxes of $252 . . . .          -          -          -        389
 Loss on disposal of discontinued
  operations less applicable income
  taxes of $2,439 . . . . . . . . . . . .          -          -          -       (453)
                                           ----------  ---------  ---------  ---------
                                                   -          -          -        (64)
                                           ----------  ---------  ---------  ---------

Net (loss) income . . . . . . . . . . . .  $ (70,448)  $ 13,171   $(41,560)  $ 39,956
                                           ==========  =========  =========  =========

Basic earnings per share:
 (Loss) income from continuing operations  $   (1.99)  $   0.36   $  (1.17)  $   1.09
                                           ==========  =========  =========  =========

Diluted earnings per share:
=========================================
 (Loss) income from continuing operations  $   (1.99)  $   0.33   $  (1.17)  $   1.01
                                           ==========  =========  =========  =========

Weighted average common shares. . . . . .     35,355     36,458     35,610     36,635

Weighted average common shares
  assuming dilution . . . . . . . . . . .     35,355     39,549     35,610     39,471


See accompanying notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)      (Audited)
                                              September 30,     December 31,
                                                   1999         1998
                                                  ------       ------
                                            (In thousands, except share data)

Assets
Current assets
 Cash and equivalents                              $ 28,877   $ 26,013
 Marketable securities                                  228          -
 Receivables, net of allowance for uncollectible
  amounts of $2,437 ($2,051 at 1998)                140,542    123,427
 Accrued revenues                                    41,991     26,558
 Deferred income taxes                                7,494      9,336
 Other receivable                                         -     11,279
 Prepaids                                            16,455      8,645
 Other                                               15,386     11,968
                                                   ---------  ---------
   Total current assets                             250,973    217,226

Property and equipment, at cost less accumulated
 depreciation and amortization of $126,307
 ($128,363 at 1998)                                 144,071    135,436
Accrued revenues                                     12,748      7,844
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net                 121,742     81,401
Capitalized software costs, net                     166,453    220,908
Deferred income taxes                                24,371     24,787
Investments                                          10,427      9,661
Other                                                17,444     17,394
                                                   ---------  ---------
     Total assets                                  $752,270   $718,698
                                                   =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 47,549     57,129
 Current portion of long-term debt                   30,400     15,812
 Income taxes payable                                 6,454      9,202
 Unearned revenues                                   20,095     15,804
 Accrued restructuring and other charges              4,797        806
 Other                                                  776        182
                                                   ---------  ---------
   Total current liabilities                        110,071     98,935

Long-term debt                                      202,000     85,000
Deferred income taxes                                69,662     98,233
Accrued restructuring and other charges               6,031        677
Other                                                 9,026      2,843
                                                   ---------  ---------
    Total liabilities                               396,790    285,688
                                                   ---------  ---------


Minority interest                                       635        526

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,551,917 shares issued and
 outstanding (36,357,139 at December 31, 1998)          356        364
Additional paid-in capital                           56,460     82,396
Retained earnings                                   317,894    359,454
Accumulated other comprehensive income               (9,804)    (9,730)
Stock employee compensation trust                   (10,061)         -
                                                   ---------  ---------
    Total stockholders' equity                      354,845    432,484
                                                   ---------  ---------
 Total liabilities and stockholders' equity        $752,270   $718,698
                                                   =========  =========


See accompanying notes


                              POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    AND COMPREHENSIVE INCOME
                                           (Unaudited)

                                                                   Accumulated
                                                                    Other        Stock
                                            Additional           Comprehensive   Employee
                                   Common     Paid-In  Retained  Income(Loss) Compensation
                                    Stock     Capital  Earnings       (1)        Trust    Total
                                    -----     -------  --------- ------------ --------- ----------
                                              (Dollars in thousands)

BALANCE, DECEMBER 31, 1998. . .  $    364   $ 82,396   $359,454   $(9,730)  $      -   $432,484

Comprehensive income:
 Net loss . . . . . . . . . . .         -          -    (41,560)        -          -    (41,560)
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments . .         -          -          -       (74)         -        (74)
                                                                                       ---------
Total comprehensive income
  (loss). . . . . . . . . . . .                                                          (41,634)
                                                                                       ---------

Purchase of shares for SECT . .         -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . . .         -         (3)         -         -         19         16
Restricted stock forfeited. . .         -          -          -         -         14         14
Stock options exercised
  (208,378 shares). . . . . . .         2      7,102          -         -         14      7,104
Repurchase of 1,013,600 shares
  of common stock . . . . . . .       (10)   (33,035)         -         -          -    (33,045)
                                 ---------  ---------  ---------  --------  ---------  ---------

BALANCE, SEPTEMBER 30, 1999 . .  $    356   $ 56,460   $317,894   $(9,804)  $(10,061)  $354,845
                                 =========  =========  =========  ========  =========  =========

(1)     Comprehensive  income (loss) for the three months ended September 30, 1999 and 1998 was
$(67,519)  and  $14,744,  respectively. Comprehensive income for the nine months ended September
30,  1998  was  $39,727.

See  accompanying  notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months
                                                       Ended September 30,
                                                      ---------------------
                                                        1999        1998
                                                       ------      ------
                                                       (In thousands)

Operating Activities
 Net (loss) income                                   $ (41,560)  $ 39,956
 Adjustments to reconcile net  (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization                       163,085     58,993
   Deferred income taxes                               (31,369)     1,517
   Gain on disposal of discontinued operations               -     (1,986)
   Acquisition related charges                               -      3,732
Changes in assets and liabilities:
   Receivables                                         (10,424)      (974)
   Accrued revenues                                    (20,195)    (4,039)
   Other receivable                                     11,279          -
   Accounts payable and accrued expenses               (14,312)   (14,127)
   Accrued restructuring and other charges              13,200         85
   Income taxes payable                                 (3,033)     9,036
   Unearned revenues                                     1,772     (7,422)
   Other, net                                           (9,170)    (5,172)
                                                     ----------  ---------
      Cash provided from operations                     59,273     79,599
                                                     ----------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities                                        1,969      3,257
 Proceeds from sales of held-to-maturity securities          -      2,969
 Proceeds from sale of business segment                      -     23,826
 Acquisition of property and equipment                 (28,532)   (45,287)
 Capitalized internal software development costs       (50,476)   (43,599)
 Business acquisitions                                 (68,053)   (29,629)
 Proceeds from disposal of property and equipment        1,018      1,034
                                                                 ---------
 Other                                                  (5,888)    (6,775)
                                                     ----------  ---------
      Cash used by investing activities               (149,962)   (94,204)
                                                     ----------  ---------

Financing Activities
 Payments on long-term debt                           (219,312)   (42,319)
 Proceeds from borrowing under credit facility         348,900     81,500
 Purchase of stock for Stock Employee
  Compensation Trust                                   (10,094)         -
 Issuance of common stock under stock option plans       7,104     28,801
                                                                 ---------
 Repurchase of common stock                            (33,045)   (69,660)
                                                     ----------  ---------
      Cash provided (used) by financing activities      93,553     (1,678)
                                                     ----------  ---------

Net increase (decrease) in cash and equivalents          2,864    (16,283)
Cash and equivalents at beginning of period             26,013     32,179
                                                     ----------  ---------
Cash and equivalents at end of period                $  28,877   $ 15,896
                                                     ==========  =========

Supplemental Information
 Interest paid                                       $   6,494   $  1,371
 Income taxes paid                                       6,745      9,806



Non-cash investing activities:
     The Company transferred $11.2 million of property, plant and equipment to Lockheed Martin in 1998 in exchange for other receivable collected in 1999.


See accompanying notes

                     POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128. For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for both the three and nine month periods ended September 30, 1999 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                               Three Months Ended   Nine Months Ended
                                  September 30      September 30
                                 -------------     -------------
                                 1999    1998        1999    1998
                                 -----   -----       -----   -----
Weighted Average Shares
-----------------------

Basic EPS. . . . . . . . . . .  35,355  36,458  35,610  36,635
Effect of common stock options       -   3,091       -   2,836
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  35,355  39,549  35,610  39,471
                                ======  ======  ======  ======

     Options to purchase 6,708,967 shares of common stock at a weighted average price of $28.84 per share were outstanding but not included in the computations of diluted EPS for the three and nine month periods ending September 30, 1999.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE  2.     ACQUISITIONS

On June 30, 1999, the Company purchased DORN Technology Group, Inc. ("DORN"), a risk and claims management company, for $32 million in cash plus additional consideration of up to $30 million contingent upon the future performance of DORN, to be expensed as incurred until 2001. DORN owns the Riskmaster claims management software and the Quest healthcare facility software, and provides risk and claims management software and services mainly to the US self-insured market. The Company intends to grow DORN's existing services business and further develop the Riskmaster and Quest systems to complement its suite of claims products.

On June 30, 1999, the Company purchased Financial Administrative Services, Inc.("FAS"), a provider of business process outsourcing ("BPO"), for $13 million plus additional consideration of up to $12.0 million contingent on the future performance of FAS, to be capitalized as additional goodwill when paid until 2005. FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment.

On March 31, 1999, the Company purchased Legalgard Partners, L.P. ("Legalgard"), a legal cost containment business for $23.2 million plus additional consideration of up to $4.3 million contingent upon the future performance of Legalgard, to be expensed as incurred until 2003. Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership System, a proprietary software system. The Company intends to grow Legalgard's existing services business and develop the Counsel Partnership System for licensing directly to insurance companies.

The acquisitions above have been recorded using the purchase method of accounting. Accordingly, the Consolidated Statements of Operations of the Company do not include the results of operations of the acquired businesses before their respective dates of acquisition.

NOTE  3.     SPECIAL  CHARGES

     The Company considers special charges to be unusual events or unusual transactions related to continuing business activities.

     The Company's operating results for the 1999 third quarter include $126.9 million in special charges of which $100.4 million are non-cash. These non-cash charges result from a reevaluation of capitalized software costs in light of an increasingly rapid pace of change in technology, changes in market forecasts, and the write-down of certain intangibles largely related to past international acquisitions. Cash charges of $26.5 million resulted from restructuring charges incurred as the Company eliminated costs through reductions in force and space requirements, and charges incurred in connection with the settlement of the Liberty Life litigation and resolution of disputes with customers. The Consolidated Statements of Operations include these charges as follows -

     Depreciation and amortization of property, equipment and capitalized software costs:

     Depreciation and amortization of property, equipment and capitalized software costs includes approximately $94.3 million of accelerated amortization of capitalized software development costs. In accordance with the Company's accounting policies and Statement of Financial Accounting Standards No. 86, these costs were determined in the 1999 third quarter to be unrecoverable.

     Amortization  of  goodwill  and  other  intangibles:

     Amortization of goodwill and other intangibles includes approximately $6.1 million of impairment charges related primarily to past international acquisitions. These impairment charges were determined in the 1999 third quarter in accordance with the Company's accounting policies and Statement of Financial Accounting Standards No. 121.

     Restructuring  and  other  charges:

     Restructuring and other charges includes approximately $12.6 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the 1999 third quarter to eliminate costs through worldwide reductions in force and space requirements.

     The remaining $9.6 million of cash charges relate to the settlement of the Liberty Life litigation, as more fully discussed in Note 4. "Contingencies".

     Other  costs  and  expenses:

     Other costs and expenses include approximately $3.7 million of costs to resolve disputes with customers.

     Employee  compensation  and  benefits:

     Employee compensation and benefits includes approximately $0.6 million of expatriate taxes.

NOTE  4.     CONTINGENCIES

     On September 23, 1999, the Company and Liberty Life Insurance Company and certain of its affiliates ("Liberty") entered into a confidential settlement agreement of previously disclosed litigation. (See Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.) As a part of the settlement, both the Company and Liberty agreed to release the other from all claims asserted and the lawsuit was dismissed. As a result of the settlement the Company recorded a charge of $9.6 million for legal expenses associated with this litigation.

On April 29, 1999, the Company received notice from the Internal Revenue Service ("IRS") of proposed adjustments to its 1994, 1995 and 1996 federal income tax returns. Should the IRS prevail in its position, a charge to income of approximately $16.3 million would result. The Company strongly disagrees with the proposed adjustments, believes it has meritorious arguments against the proposed adjustments and intends to vigorously defend its position.

     In addition, there are various litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.

NOTE 5.     SEGMENT INFORMATION

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

4. Property and casualty information services. This segment provided information services, principally motor vehicle records and claims histories, to US property and casualty insurers. It was sold in August 1997 and is included in discontinued operations.

5. Life information services. This segment provided information services, principally physician reports and medical histories, to US life insurers. It was sold in May 1998 and is included in discontinued operations.

Information about the Company's operations for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):


                                             Three Months            Nine Months
                                           Ended September 30     Ended September 30
                                          ------------------     ------------------
                                             1999     1998         1999     1998
                                           ------   ------        ------   ------
REVENUES FROM EXTERNAL CUSTOMERS


Property and casualty. . . . . . . . . .  $  74,032   $ 69,832   $224,747   $203,580
Life and financial solutions . . . . . .     51,837     38,081    141,001    101,842
                                          ----------  ---------  ---------  ---------
Total US revenues. . . . . . . . . . . .    125,869    107,913    365,748    305,422
International. . . . . . . . . . . . . .     42,919     43,390    136,861    131,191
                                          ----------  ---------  ---------  ---------
  Total revenues from
     continuing operations . . . . . . .  $ 168,788   $151,303   $502,609   $436,613
                                          ==========  =========  =========  =========



Discontinued operations. . . . . . . . .  $       -   $      -   $      -   $ 11,968

(LOSS) INCOME FROM CONTINUING OPERATIONS
Property and casualty. . . . . . . . . .  $ (67,086)  $ 19,688   $(24,602)  $ 55,289
Life and financial solutions . . . . . .     (1,527)     9,558     17,517     24,049
Corporate and US administrative. . . . .    (12,129)   (10,000)   (28,373)   (23,678)
                                          ----------  ---------  ---------  ---------
  Total US operating (loss) income . . .    (80,742)    19,246    (35,458)    55,660
                                          ----------  ---------  ---------  ---------

International. . . . . . . . . . . . . .    (24,996)     5,234    (17,146)    16,104
International administrative . . . . . .     (1,952)    (2,051)    (5,594)    (6,112)
                                          ----------  ---------  ---------  ---------
  Total international. . . . . . . . . .    (26,948)     3,183    (22,740)     9,992
                                          ----------  ---------  ---------  ---------

  Operating (loss) income. . . . . . . .   (107,690)    22,429    (58,198)    65,652

Equity in earnings of
  unconsolidated affiliates. . . . . . .        320        129        609        567
Minority interest. . . . . . . . . . . .        (14)       (44)       (94)       (74)
Other income and expenses. . . . . . . .     (3,325)      (603)    (7,171)    (1,398)
Income tax (benefit) expense . . . . . .    (40,261)     8,740    (23,294)    24,727
                                          ----------  ---------  ---------  ---------
  (Loss)income from continuing
    operations . . . . . . . . . . . . .  $ (70,448)  $ 13,171   $(41,560)  $ 40,020
                                          ==========  =========  =========  =========

Discontinued operations
  Property and casualty. . . . . . . . .  $       -   $      -   $      -   $ (1,018)
  Life . . . . . . . . . . . . . . . . .          -          -          -      3,672
  Other income and expenses. . . . . . .          -          -          -        (27)
  Income taxes . . . . . . . . . . . . .          -          -          -     (2,691)
                                          ----------  ---------  ---------  ---------
  Discontinued operations, net . . . . .  $       -   $      -   $      -   $    (64)
                                          ==========  =========  =========  =========


     The loss from continuing operations for the three and nine month periods ended
September 30, 1999 included special charges of approximately $126.9 million related to the following business segments:  property and casualty ($85.9 million), life
($10.6 million), international ($26.8 million), and corporate ($3.6 million).

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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                        1999 vs. 1998
                                                                            Percent
                                            Percentage of Revenues  Increase (Decrease)
                                          ------------------------  -------------------
                                             Three          Nine        Three       Nine
                                          Months Ended   Months Ended   Months     Months
                                          September 30   September 30   Ended      Ended
                                          ------------   ------------
                                           1999   1998    1999   1998     September 30
                                          -----  -----   -----  -----  --------------------


Revenues
 Licensing . . . . . . . . . . . . . . .    22.2%   20.8%   23.1%   20.5%     19%     29%
 Services. . . . . . . . . . . . . . . .    77.8    79.2    76.9    79.5     (10)    (12)
                                          -------  ------  ------  ------
                                           100.0   100.0   100.0   100.0      12      15
                                          -------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits . .    46.6    43.0    45.5    44.2      21      19
  Computer & communication expenses. . .     7.5     7.2     7.2     6.1      16      36
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . . . .    64.3    10.3    28.2    10.7     594     205
  Other costs & expenses . . . . . . . .     9.0     3.2     6.4     4.1     219      80
 Selling, general &
   administrative expenses . . . . . . .    17.3    17.2    16.6    17.3      12      10
 Amortization of goodwill and
   other intangibles . . . . . . . . . .     5.9     1.8     3.3     1.7     273     118
 Restructuring and other charges . . . .    13.2       -     4.4       -       -       -
 Acquisition related charges . . . . . .       -     2.5       -      .9       -       -
                                          -------  ------  ------  ------
                                           163.8    85.2   111.6    85.0     115      51
                                          -------  ------  ------  ------
Operating (loss) income. . . . . . . . .   (63.8)   14.8   (11.6)   15.0    (580)   (189)
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . . . .     0.2     0.1     0.1     0.1     148       7
Other income and expenses. . . . . . . .    (2.0)   (0.4)   (1.4)   (0.3)    451     413
                                          -------  ------  ------  ------
(Loss) income from continuing operations
  before income taxes. . . . . . . . . .   (65.6)   14.5   (12.9)   14.8    (605)   (200)
Income tax (benefit) expense . . . . . .   (23.9)    5.8    (4.6)    5.6    (560)   (194)
                                          -------  ------  ------  ------
(Loss) income from continuing operations   (41.7)    8.7    (8.3)    9.2    (634)   (204)
Discontinued operations, net . . . . . .       -       -       -       -       -       -
                                          -------  ------  ------  ------
Net (loss) income. . . . . . . . . . . .  (41.7)%    8.7%  (8.3)%    9.2%  (634)%  (204)%
                                          =======  ======  ======  ======



                             THREE MONTH COMPARISON

REVENUES

                                  Three Months
                               Ended September 30,
                              -------------------
  Licensing                   1999    1998   Change
                             -----   -----   ------
                             (Dollars in millions)


Initial charges. . . . . . .  $19.2   $14.7   31%
Monthly charges. . . . . . .   18.1    16.8    8
                              ------  ------
Total licensing revenues . .   37.3   $31.5   18%
                              ======  ======

Percentage of total revenues   22.1%   20.8%
                              ------  ------



     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license charges increased $4.6 million for the third quarter of 1999 compared with the third quarter of 1998, with the following increases by business segment: property and casualty up 122% ($5.6 million) primarily related to Point, internet and claims products; life and financial solutions down 19% ($1.1 million) with increases in life enterprise systems licensing more than offset by weak licensing of lending products; and international up 2% ($0.1 million).

Initial license charges for the third quarter of 1999 include $2.0 million of right-to-use licenses. This compares with $2.7 million in right-to-use licenses for the third quarter of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrences of right-to-use licenses will be reduced in the future.

Monthly license charges increased $1.3 million for the third quarter of 1999 compared with the third quarter of 1998 with the following increases or decreases by business segment: property and casualty down 7% ($0.6 million) due to weak 1998 licensing and the effect of right-to-use licenses; life and financial solutions up 32% ($1.2 million) on strong 1998 initial license activity; and international up 18% ($0.7 million) principally due to increased licensing revenues in the United Kingdom and the Asia/Pacific region during 1998.

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

                                   1999                  1998           1997
                          ------------------ -------------------------- ----
                             3rd   2nd   1st   4th    3rd    2nd   1st  4th
                          ------------------ ------------------------- ----
                                          (Dollars in millions)

Initial license revenues  $19.2  $25.6  $18.7  $27.3  $14.7  $13.0  $12.6  $25.1
% of total revenues        11%    15%    12%    16%    10%     9%     9%    17%

     The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial license revenues, as illustrated by the above table, is leading the Company to consider new business models that place less emphasis on initial license revenue and place more emphasis on transaction based revenue. The
Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements.


                                  Three Months
                                Ended September 30,
                               -------------------
  Services                      1999    1998   Change
                               -----   -----   ------
                               (Dollars in millions)

Professional and ITO . . . .  $104.6   $106.0    (1)%
Business Process Outsourcing    26.2     12.6   108 %
Other. . . . . . . . . . . .     0.6      1.3   (54)%
                              -------  -------
Total Services . . . . . . .  $131.4   $119.9    10 %
                              =======  =======

Percentage of total revenues    77.9%    79.2%
                              -------  -------



Total Services revenues increased $11.5 million for the third quarter of 1999 compared with the third quarter of 1998, with the following increases or decreases by business segment: property and casualty down 1% ($0.8 million) with declines in implementation related professional services due to the effect of weak 1998 licensing and the redeployment of staff from customers' Y2K projects ending late last year partially offset by a 25% increase in BPO; life insurance and financial solutions up 48% ($13.6 million) reflecting approximately 12% growth in traditional professional services and strong growth in BPO; and international down 4% ($1.3 million) with increases in Europe being offset by decreases in the Asia/Pacific region.

OPERATING  EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 21% for the third quarter of 1999 compared with the third quarter of 1998. The net increase results principally from higher salary costs in property and casualty and life professional services and the costs associated with growth in staffing in fast growing areas such as claims, lending, eCommerce and BPO. Compensation and benefits increased 11% ($2.1 million) internationally and 25% ($11.5 million) domestically.

Computer and communications expenses increased 16% for the third quarter of 1999 compared with the third quarter of 1998. This increase is principally the result of increased: communications volumes; network and PC related expenses; and license fees for data center operating software.

Depreciation and Amortization increased significantly over the 1998 third quarter principally due to the write-off or write-down of certain software described below under "Special charges". Excluding these charges, depreciation and amortization decreased 9% as a result of the 1999 third quarter benefit from the write-offs partially offset by increased software amortization related to product releases during the last twelve months and increased depreciation of property and equipment. As a percentage of revenue, depreciation and amortization, excluding special charges, decreased to 8% from 10% in the 1998 third quarter.

     Other operating costs and expenses increased approximately $10.5 million over the 1998 third quarter primarily due to approximately $3.7 million of charges related to the resolution of customer disputes. The remaining increase is due to rent on new facilities, higher non-billable travel, and a decrease in the amounts capitalized related to software and internal use systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 12% for the third quarter of 1999 compared with the third quarter of 1998, but remained relatively unchanged as a percentage of revenue.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased significantly over the 1998 third quarter principally due to the write-off or write-down of certain acquisition intangibles discussed below under "Special charges". Before the effect of these charges, amortization of goodwill and intangibles increased 47% due to the acquisitions of The Leverage Group, Inc. in the third quarter of 1998, and Legalgard, Dorn and FAS in prior 1999 quarters.

SPECIAL  CHARGES

     The Company considers special charges to include unusual events or unusual transactions related to continuing business activities.

     During the 1999 third quarter, the Company commenced assessments of all major aspects of its business based upon the increasing rate of change in technology in its marketplace due to the internet and the rapid adoption of eCommerce. In addition, the Company also initiated a number of international and domestic restructuring and cost reduction initiatives. This assessment included various international and domestic intangibles and capitalized software costs.

As a result of actions taken in the 1999 third quarter, the Consolidated Statements of Operations includes special charges of approximately $126.9 million as follows -

     Depreciation and Amortization of property, equipment and capitalized software costs:

     Depreciation and amortization of property, equipment and capitalized software costs includes approximately $94.3 million of non-cash, accelerated amortization of capitalized software development costs that were determined in the 1999 third quarter to be unrecoverable.

     Approximately $77.6 million of this amount relates to several of the Company's software products that use third party technology that is rapidly becoming obsolete. The single largest component of this charge relates to IBM OS/2 components of Series III , which will no longer be marketed. The second largest component relates to out-of-date, mainframe, batch processing technology. The remainder relates to several products based on older programming languages that will not be marketed in the future.

     The remaining $16.7 million of the $94.3 million of accelerated amortization relates to other products that will no longer be marketed for numerous reasons unrelated to technological change.

     Of the total $94.3 million, $77.6 million relates to the property and casualty group and $16.7 million relates to the international group.

The Company has ceased marketing the written-off or written-down products and any future cost associated with the continued support of these products will be expensed as incurred.

     The amount of these charges was determined in accordance with the Company's accounting policies and Statement of Financial Accounting Standards No. 86. Following the Company's third quarter decision to cease marketing these products, the Company determined the estimated net realizable value of each product. If net book value exceeded net realizable value, then net book value was reduced to its estimated net realizable value.

     Amortization  of  goodwill  and  other  intangibles:

     Amortization of goodwill and other intangibles includes approximately $6.1 million of accelerated amortization of intangibles that were determined in the 1999 third quarter to be impaired in accordance with the Company's accounting policies and Statement of Financial Accounting Standards no. 121. These intangibles relate primarily to past international acquisitions for which the Company estimates projected net cash flows will not be adequate to recover its unamortized investments.

Restructuring  and  other  charges:

     Restructuring and other charges, which are discussed below, may be summarized as follows as of September 30, 1999 (in millions) -


                      1999
                     Third
                    Quarter          To Be
                    Charges   Paid   Paid
                    -------- ------ ------

Facilities. . . . .  $ 5.3  $  -  $ 5.3
Personnel . . . . .    7.3   2.2    5.1
Litigation. . . . .    9.6   6.7    2.9
                     -----  ----  -----

Total restructuring
  and other charges  $22.2  $8.9  $13.3
                     =====  ====  =====




     Restructuring and other charges includes approximately $12.6 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the 1999 third quarter to eliminate costs through worldwide reductions in force and space requirements. Approximately $7.3 million of this amount relates to benefits payable to staff who were terminated. Approximately $5.3 million of this amount relates to minimum lease obligations remaining on vacated offices, reduced by estimated sublease income. The charges related primarily to actions taken in the property and casualty and international business groups.

     The  remaining  approximately  $9.6  million of cash charges relates to the settlement of the Liberty Life litigation. On September 23, 1999, the Company and Liberty Life Insurance Company and certain of its affiliates ("Liberty") entered into a confidential settlement agreement of previously disclosed litigation. (See Item 3, Legal Proceedings, of Part I contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.) As a part of the settlement, both the Company and Liberty agreed to release the other from all claims asserted and the lawsuit was dismissed. As a result of the settlement the Company recorded a loss of $9.6 million for legal expenses associated with this litigation.

     Other  costs  and  expenses:

     Other costs and expenses includes approximately $3.7 million of costs to resolve disputes with customers.

     Employee  compensation  and  benefits:

     Employee compensation and benefits includes approximately $0.6 million of expatriate taxes.

OPERATING INCOME (LOSS)

     The 1999 third quarter produced an operating loss of $107.6 million compared with the 1998 third quarter operating income of $22.4 million resulting primarily from the write-off or write-down of certain software, intangibles related to business acquisitions and restructuring and other charges described above, Before these charges, 1999 third quarter operating income decreased 26% compared with the 1998 third quarter. Also before these charges, decreases in segment operating income were: property and casualty decreased 5%, life and financial solutions decreased 5% and international decreased 65% (see discussion of "Revenues" and "Operating Expenses" above).

OTHER INCOME AND EXPENSE

     Other income and expense is comprised primarily of interest expense which increased $2.6 million for the third quarter of 1999 compared with the third quarter of 1998. This increase is due to higher levels of borrowed funds under the Company's credit facilities which were incurred principally to finance business acquisitions and repurchases of the Company's stock during prior periods. The average nominal interest rate applicable to borrowings under the Company's credit facilities during the third quarter of 1999 was 5.7%.

INCOME  TAXES

The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) on continuing operations including special charges was 36.4% and 39.9% for the third quarter of 1999 and 1998, respectively. The effective income tax rate on continuing operations before special charges was 33.1% for the third quarter of 1999.

The effective income tax rate on continuing operations before special charges for the third quarter of 1999 was lower than the federal statutory rate of 35% principally due to the effect of foreign income taxes from operations in countries with tax rates lower than the United States.

                              NINE MONTH COMPARISON

REVENUES

                             Nine Months
                            Ended September 30,
                           -------------------
  Licensing                 1999    1998   Change
                            -----   -----   ------
                            (Dollars in millions)

Initial charges. . . . . . .  $ 63.5   $40.3   58%
Monthly charges. . . . . . .    52.3    49.4    6
                              -------  ------
Total licensing revenues . .  $115.8   $89.7   29%
                              =======  ======

Percentage of total revenues    23.0%   20.5%
                              -------  ------

     Initial license revenues increased $23.2 million for the first nine months of 1999 compared with the first nine months of 1998, with the following increases by business segment: property and casualty up 163% ($21.3 million) with increases in Point, internet and claims products, one new S3+ license and two S3+ license expansions, combined with increased revenue from right-to-use transactions; life and financial solutions up 7% ($0.9 million)with increases in life enterprise system licenses offset partially by declines in lending system licenses; and international up 7% ($1.0 million) with increases in continental Europe offset partially by declines in the United Kingdom and the Asia/Pacific region.

Initial license charges for the first nine months of 1999 include right-to-use licenses of $13.7 million compared with $9.7 million for the first nine months of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrence of right-to-use licenses will be reduced in the future.

     Initial license charges for the first three quarters of 1999 include a $2.9 million license with the former owners of Legalgard. In addition, the former owners of FAS licensed several of the Company's life and financial solutions products for $2.0 million.

     Two remarketing agreements for the Claims Outcome Advisor ("COA ") product, totaling $3.5 million, are included in initial licensing revenues for the first nine months of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to re-license COA to the self-insured market. The Company also renegotiated an extension to its long-term license agreement for operating software used in the Company's data center with one of these vendors.

Initial license charges for the first three quarters of 1999 also include $2.6 million of revenue from the sale of hardware remarketed by the Company in conjunction with licenses of its software.

     Monthly license charges increased $2.9 million for the first nine months of 1999 compared with the first nine months of 1998 with the following increases or decreases by business segment: property and casualty down 12% ($3.3 million) due to weak 1998 licensing and the effect of right-to-use licenses; life and financial solutions up 43% ($4.5 million) on strong 1998 initial license activity; and international up 14% ($1.7 million) principally due to increased licensing activity in 1998.


                                Nine Months
                              Ended September 30,
                             -------------------
  Services                    1999    1998   Change
                              -----   -----   ------
                               (Dollars in millions)


Professional and ITO . . . .  $  325.6   $310.4    5%
Business Process Outsourcing      58.4     33.0   77
Other. . . . . . . . . . . .       2.8      3.5  (20)
                              --------  ------
Total Services . . . . . . .  $  386.8   $346.9   12%
                              ========  ======  ======

Percentage of total revenues   77.0%    79.5%
                              ---------------



Total Services revenues increased $39.9 million for the first nine months of 1999 compared with the first nine months of 1998, with the following increases by business segment: property and casualty up 2% ($3.2 million) with a 6% decline in professional and ITO services offset by a 44% rise in BPO; life insurance and financial solutions up 43% ($33.8 million) with a 27% increase in professional and ITO services enhanced by a 185% increase in BPO;

and international up 3% ($2.9 million) all in professional and ITO services. The rise in BPO revenue reflects increased volume with existing customers.

OPERATING EXPENSES

COST OF REVENUES

     Employee compensation and benefits increased 19% for the first nine months of 1999 compared with the first nine months of 1998. The net increase results principally from higher salary costs in property and casualty and life professional services, and the costs associated with growth in staffing in such fast growing areas as claims, lending, eCommerce and BPO. These increases were somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin. Compensation and benefits increased 13% ($7.6 million) internationally and 21% ($29.0 million) domestically.

Computer and communications expenses increased 36% for the first nine months of 1999 compared with the first nine months of 1998. At the beginning of the third quarter of 1998, the company entered into a data center outsourcing agreement with Lockheed Martin entered into June 30, 1998. As a result, certain costs previously included in employee compensation and benefits are now included in computer and communication expense. The savings from the outsourcing agreement were offset due primarily to increases in communications volumes, network and PC related expenses and increased license fees for data center operating software.

Depreciation and Amortization increased significantly for the first nine months of 1999 compared with the first nine months of 1998 principally due to the write-off or write-down of certain software described below under "Special charges". Excluding these charges, depreciation and amortization increased 2% due to increased software amortization related to product releases during the last twelve months and increased depreciation of property and equipment partially offset by the benefit of the third quarter charges. As a percentage of revenue, depreciation and amortization, excluding the charges decreased to 9% of revenue from 11% in the first nine months of 1999 compared with the first nine months of 1998.

Other operating costs and expenses increased 80% for the first nine months of 1999 compared with the first nine months of 1998, due to the inclusion of approximately $3.7 million of charges related to the resolution of disputes with customers and $2.4 million of costs for computer hardware sold to customers in conjunction with software licenses in which the corresponding revenue is included in initial licensing revenue. Other increases for the first nine months of 1999 include rent on new facilities, higher non-billable travel, and a decrease in the capitalization of software and internal use systems costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 10% for the first nine months of 1999 compared with the first nine months of 1998, but declined slightly as a percentage of revenue.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 118% for the first nine months of 1999 compared with the first nine months of 1998, principally due to the impairment charges recorded in the third quarter which are described above under "Special charges". Amortization related to the acquisition of The Leverage Group, Inc. in the third quarter of 1998 and Legalgard, Dorn and FAS in prior 1999 quarters also contributed to the increase.

SPECIAL  CHARGES

   As discussed under "Three Month Comparison" the Company recorded special charges of approximately $126.9 million in the 1999 third quarter.

OPERATING  INCOME  (LOSS)

     The 1999 nine month period produced an operating loss of $58.2 million compared with the 1998 operating income of $65.7 million resulting primarily from the write-off or write-down of certain software, intangibles related to business acquisitions and restructuring, and other charges described above in "Special charges". Before these charges, operating income for the first nine months of 1999 decreased 1% compared with the first nine months of 1998. Also before these charges, increases or decreases in segment operating income were: property and casualty increased 11%, life and financial solutions increased 17% and international decreased 40% (see discussion of "Revenues" and "Operating Expenses" above).

OTHER INCOME AND EXPENSE

     Other income and expense is comprised primarily of interest expense which increased $5.3 million for the first nine months of 1999 compared with the first nine months of 1998, principally due to higher levels of borrowed funds under the Company's credit facility to finance business acquisitions and repurchases of the Company's stock. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first nine months of 1999 was 5.4%.

INCOME  TAXES

     The effective income tax (benefit) rate (income taxes expressed as a percentage of pre-tax income) on continuing operations including special charges was 35.9% and 38.2% for the nine months ended September 30, 1999 and 1998, respectively.

The effective income tax rate on continuing operations before special charges was 36.0% for the nine months ended September 30, 1999. The effective income tax rate decreased 2.3% for the first nine months of 1999 compared to the same period in 1998, principally due to the effect of foreign income taxes from operations in countries with tax rates lower than in the United States.

                         LIQUIDITY AND CAPITAL RESOURCES


                               September 30, December 31,
                                   1999         1998
---------------------------------------------------------
                                   (Dollars in millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .  $ 29.1  $ 26.0
Current assets. . . . . . . . . . .   251.0   217.2
Current liabilities . . . . . . . .   110.1    98.9
Working capital . . . . . . . . . .   140.9   118.3
Long-term debt. . . . . . . . . . .   202.0    85.0



                                              Nine Months Ended
                                                 September 30,
                                              1999         1998
-----------------------------------------------------------------
                                          (Dollars in millions)


Cash provided by operations. . . . . . . . .  $  59.3   $ 79.6
Cash (used) by investing activities. . . . .   (150.0)   (94.2)
Cash provided (used) by financing activities     93.6     (1.7)



     The Company's current ratio (current assets divided by current liabilities) stood at 2.3 at September 30, 1999, which management believes is sufficient when combined with available credit facilities to provide for day-to-day operating needs and the flexibility to take advantage of investment opportunities. At September 30, 1999, the Company had $240 million of committed and $20 million of uncommitted credit facilities available to it, of which $230.4 million had been utilized. On November 5, 1999 the Company entered into a new committed credit facility of $70 million replacing $40 million of the $240 million bringing total committed to $270 million. In addition, the Company reduced its uncommitted facility to $5 million.

During the nine months ended September 30, 1999 the Company capitalized software development costs of $50.5 million, principally related to the development of its property and casualty, life and international enterprise software products and claims, eCommerce and banking solutions.

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

     Currently, the Company's business is focused principally within the global property and casualty and life and financial solutions industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is increasing competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology and the emergence of the Internet as a viable insurance distribution channel. In response to these changes the Company is continually reassessing and challenging all major aspects of its business for the purpose of evaluating whether it is correctly positioned to maximize its potential. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

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

A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control. The Company believes that current and potential customers' decisions to enter into license agreements with the Company may be significantly affected by strategies to make their existing information systems capable of handling the year 2000, however, at this time the Company is unable to predict what the future impact, if any, will be. The Company's licensing revenues have included significant amounts of right-to-use licenses and the Company expects the occurrence of these licenses will be reduced in the future.

The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial licensing revenue is leading the Company to consider new business models that place less emphasis on initial license revenue and more emphasis on transaction based revenue. The Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements.

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

The  following  seven  phases  are  included in the Company's Year 2000 project:

Planning. Educating the organization on Year 2000 issues and concerns, the readiness efforts necessary, and preparing for the next phase of the Year 2000 readiness project.
Inventory. Cataloguing all organizational components, including products, external or internal interfaces, hardware and software that may require remediation and testing to adequately address Year 2000 concerns. Triage. Prioritizing and categorizing all products, equipment, interfaces, data, and facilities identified during the Inventory phase. Emphasis is placed on the identification of all mission critical components; those that are least important, and those that fall in the middle.
Assessment. Identifying remediation requirements for each component in order of business risk prioritization determined during Triage.
Remediation. Repairing, replacing, or retiring components based on the work identified during the Assessment phase. Unit tests on repaired applications are also included in this phase.
     Testing. Subjecting customer products and internal systems that the Company relies upon to support its business to tests designed to identify issues related to date calculations, functions and routines that are affected by the Year 2000 change. Such tests include both system and integrated tests in environments with machine dates advanced to dates in the years 1999 and 2000 ("Time Machine Environment").
     Implementation. Migrating systems, applications, and hardware to production environments, installation of replacement systems and the retirement of designated components, as well as finalizing, documenting and taking care of residual activities. This phase also includes the compilation and retention of supporting documentation that conforms to prescribed corporate standards.

     The Company has substantially completed all related tasks within the project phases presented above. A small amount of product re-testing to adequately address discrepancies identified during Time Machine testing remains. These tests are expected to be completed in November. The Company will continue to remediate products based on vendor compliance updates as they are released and will continue to perform redundant tests on hardware and software until year end.

     The Year 2000 issue may potentially affect the Company in four areas: its product offerings, its service offerings, its internal systems, and its suppliers and trading partners.

Product  Offerings
------------------

     The Company has updated the code of its primary product offerings to process dates across, into, and beyond the Year 2000. Tests performed on these primary products have confirmed the ability of these applications to accurately process data in both centuries. Additional testing on the Company's base products was completed during the first half of 1999 in a Time Machine Environment. This additional testing has sought to confirm that no unanticipated problems will occur due to third party products with which the Company's applications are designed to operate.

Service  Offerings
------------------

     The Company has completed Year 2000 application code remediation for customers who will be Business Process Outsourcing ("BPO")/Information Technology Outsourcing ("ITO Services") customers after December 31, 1999. Live customer data that spans Year 2000 thresholds is currently, and has been, successfully processed by these remediated applications in production environments. Additionally, subsequent tests have been performed on customer products and additional redundant testing will continue to occur in Year 2000 Time Machine Environments until year end 1999.

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

     As of July 1, 1998, Lockheed Martin took over the data processing equipment and operational control of the Blythewood data center and remaining remediation efforts will be coordinated with Lockheed Martin. The Company's Australian and European data centers have completed their inventory and assessment of hardware and operating software for Year 2000 requirements. Finalization of the project for all data centers is substantially complete.

Re-tests of software will continue until year end 1999, as will the application of upgrades to third party products when additional enhancements and fixes are released.

     In 1996, the Company commenced the process of identifying, selecting and implementing an enterprise wide financial and human resources system to replace its existing systems. The financial components of the selected solution are operational; however, only limited human resources functionality has been implemented at this time. The human resources functionality of the legacy systems that remain have been tested and verified to be Year 2000 ready.

     The Company has inventoried, assessed and remediated its networks and PC hardware and software as required. The Company has also completed assessment and remediation of non-IT systems that relate primarily to the ordinary maintenance and operation of its physical facilities, such as elevators, heating and air conditioning.

Suppliers  and  Trading  Partners
---------------------------------

The Company's ability to operate is dependent on relationships with certain suppliers and trading partners, such as electric utilities and telephone companies, who provide services to the Company's various offices and data centers ("mission critical suppliers and trading partners"). Mission critical suppliers and trading partners have been identified and tests of most of these interfaces, to the extent practical, have been performed in a Year 2000 environment. The Company's ability to influence cooperation is partially dependent on the significance of the Company's relationship with its suppliers and trading partners and their willingness to share such information. The Company has completed this phase of its Year 2000 readiness project.

Year  2000  Costs
-----------------

     Since 1993, the Company estimates that it has incurred approximately $21.3 million of costs in addressing Year 2000 remediation issues. These remediation costs were funded by operations and the Company does not expect to incur any additional costs for the remainder of the year.

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

The Company will continue to modify and finalize contingency and staffing plans for worldwide coverage, as applicable, until year end.

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

                                     PART II
                                OTHER INFORMATION

                      POLICY MANAGEMENT SYSTEMS CORPORATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 4, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.

ITEMS 2, 3, 4, AND 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

Reports  on  Form  8-K

The Company filed a report under Item 5 Other Events on October 5, 1999 disclosing that it expected third quarter earnings to be in the range of $.31 to $.36 per share before special and restructuring charges. No financial statements were filed with this 8-K.

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  November 12, 1999           Timothy V. Williams
                                   Executive Vice President
                                  (Chief Financial Officer)

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                                  EXHIBIT INDEX

Exhibit
Number

 3.     ARTICLES  OF  INCORPORATION  AND  BY-LAWS

     A. Bylaws of the Company, as amended through September 2, 1999 incorporating all amendments thereto subsequent to July 19, 1994 (filed herewith)

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

H. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

I. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

J. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

K. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

L. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

M. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibits and to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

N. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

O. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

P. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

Q. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

R. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

S. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     T. Shareholders Agreement dated March 8, 1996 between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     U. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

     V. Employment Agreement Form dated November 7, 1996 for Messrs. Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

W. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

X. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference)

Y. Form of Amendment No. 1 to the Employment Agreements with Messrs. Morrison and Williams, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10Q for Quarter ended June 30, 1997 and is incorporated herein by reference)

Z. Form of Employment Agreements with Messrs. Wilson and Bailey, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

AA. Credit Agreement dated as of August 8, 1997 among Policy Management Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

BB. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to the Form 10Q for the quarter ended March 31, 1998, and is incorporated herein by reference)

CC.     Policy  Management  Systems  Corporation Restricted Stock Ownership Plan
(filed as an Exhibit to Form 10-Q for Quarter ended September 30, 1998 and is incorporated herein by reference)

DD. Form of Restricted Stock Award Agreement dated August 11, 1998 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for Quarter ended September 30, 1998 and is incorporated herein by reference)

EE.     Employment  Agreement  with  Michael  W. Risley dated February 23, 1999, effective November 10, 1998 (filed as an Exhibit to Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference)

FF. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

GG. Form of Restricted Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

HH. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

II. Stock Option/Non-Compete Form Agreement with Michael W. Risley dated May 11, 1999 (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

     JJ.     Form  of 1999 Bonus Plan for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

     KK.     Promissory  Note  dated  July  21,  1999  between Policy Management
Systems  Corporation  and  First  Union  National  Bank  (filed  herewith)

27.     FINANCIAL  DATA  SCHEDULE

     A.     Filed  herewith