Form 10-K405
period 1999-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-03-30
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 31, 1999    Commission file number 1-10557

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.          Yes  x     No.
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $312,553,830 at March 27, 2000, based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at March 27, 2000, was 35,586,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specified sections of the registrant's 2000 Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference in
Part  III  hereof.

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

     The Company initially operated as a provider of insurance software systems and related automation support services to the property and casualty insurance market in the United States and Canada. Over time, the Company has expanded geographically into Europe, Asia, Australia, Africa and Latin America as well as into the life insurance and related financial services markets. Through internal development and acquisitions, the Company has expanded its software products and services offerings which include advanced computing technologies, strategic alliances, and outsourcing solutions, thereby strengthening the Company's ability to serve the global insurance marketplace.

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

NAME  CHANGE

     On January 21, 2000, the Company announced its intent to change the name of the Company to Mynd Corporation. Approval requires a two-thirds vote of the shareholders at the annual shareholders meeting scheduled for May 9, 2000. If approved by the shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange. Meanwhile, management intends to proceed with a campaign to promote acceptance and awareness of the new name.


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

The Company's primary software systems currently run on midrange and mainframe hardware with personal computers. The Company also supports an open systems strategy, which provides for the host-based software components to be converted to certain open platforms, allowing customers the capability of adding cost-effective increments of processing power. The Company's systems incorporate object-oriented technology and most applications are Internet-enabled (see Product Development).

The Company's enterprise systems represent comprehensive administrative offerings for the property and casualty and life insurance markets. A primary advantage of the Company's software products is the full integration of the information and data gathering, processing, underwriting, claims handling and reporting processes for insurance providers and self-insureds, creating a cooperative processing environment. In this environment, insurance professionals are capable of processing multiple tasks concurrently with minimal clerical support and data entry. The Company's software products utilize technologies such as relational databases, graphical user interfaces, object-oriented programming, imaging and web browser enablement. The Company's objective is to provide software systems that allow system upgrades, additions and interfaces to be implemented quickly, with minimal disruption to ongoing operations.

The Company obtains licenses from third parties for a wide range of software products and services, which are required in varying degrees to develop and enhance the Company's products and in performing services for its customers. Such products range from mainframe operating systems to graphical user interfaces.

The Company's primary software systems, as well as some of its newest product offerings, are discussed below.

Series III uses relational databases and cooperative processing between hardware platforms and allows access to data from multiple sources through advanced networks to provide both a comprehensive solution for all facets of the property and casualty insurance industry worldwide and a flow of information between insurance agents, branch offices and the home office of insurance companies. The completion of Release 9.1 of Series III marked the first release of Series III functionality utilizing the Microsoft Windows NT operating system and resulted in it being renamed S3+ (All subsequent references to Series III will be S3+). S3+ is currently able to support business processing for personal lines (primarily auto and homeowners' policies) and commercial lines (Commercial Auto, Commercial Package Policy, Commercial Property, Crime, Liability, and Inland Marine) for the property and casualty insurance industry in a Windows NT environment. The continued development of S3+ will focus on enhancements of existing functionality and incorporating Windows NT operating system capability with eBusiness solutions. The S3+ product line includes several eBusiness-based products including PMSCiSolutions , Business Intelligence Solutions , Document Solutions , and Media View .

The Company also continues to provide solutions to the property and casualty insurance industry through its Series II products, an earlier generation of solutions, which are traditional mainframe computer products. Series II products have been enhanced with the capability of handling transactions with dates of the year 2000 and beyond.

The POINT System, the Company's midrange solution for the United States property and casualty insurance market, has been re-engineered to utilize client/server capabilities featuring a graphical user interface client. The re-engineered POINT System, renamed Point+ , utilizes object-oriented technology and is offered on International Business Machines Corporation's ("IBM") AS/400 and Windows NT.

INSURE/90 , an IBM AS/400-based product acquired with Creative Holdings Group, Limited ("Creative") in 1994, became part of the Company's general insurance software solution to the European, Asian and Australian markets. The next generation of applications to ultimately replace the INSURE/90 product is I+ . I+ increases functionality and offers client/server capabilities.

The Company's acquisition of CYBERTEK Corporation ("CYBERTEK") in August 1993 provided the Company with the CK/4 Enterprise Solution , an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife , an integration of CK4 functionality with client/server technology. The Company's subsequent releases of CyberLife's scalable platforms include those capable of processing on PC local area networks ("LAN's") or on IBM mainframe hardware, and client processes executing in a Windows environment.

In 1995, the Company purchased rights to Internet technology known as ViLink Electronic Commerce Platform ("ViLink"), a tool for rapid development of web sites based on insurance data. ViLink has enjoyed broad market acceptance in the life insurance and related financial services industries.

The Company's acquisition of The Leverage Group, Inc. ("TLG") in 1998 provided the Company with PolicyLink . PolicyLink is deployable in a LAN and UNIX environment and is browser-enabled. This client-server system supports life insurance and complex variable annuity products.

During 1998, the Company shipped PMSCiSolutions, its first interactive Internet-based application for the property and casualty industry. This product extends the processing capabilities of the Company's systems to new audiences such as agents and consumers. Future releases of PMSCiSolutions will provide additional functionality for the Company's administrative applications.

Since April 1998, the Company has offered LoanXchange to the financial services industry. LoanXchange is a fully integrated client/server mortgage origination and underwriting platform for both retail and wholesale organizations. During 1999, the Company began offering the LoanXchange.com ("LX.com") as an Internet business-to-business loan origination service. LX.com uses the Internet to connect mortgage brokers to lenders and accelerates the origination process.

Claims Outcome Advisor ("COA") is a claims and benefits solution that facilitates the management of long-term disability or other work-related injury claims costs. This solution maps medical and job-related information to create possible return to work scenarios. COA covers workers' compensation claims and bodily injury claims.

The Company's acquisition of DORN Technology Group, Inc. ("DORN"), in June 1999, provided the Company with Claims Extended Edition/RISKMASTER , a risk management solution for self-insured organizations. Using Claims Extended Edition, a claims examiner, risk manager, or loss control specialist can perform and document each phase of the claims process electronically.

In March 1999, the Company's acquisition of Legalgard Partners, LP ("Legalgard") provided the technical foundation for Litigation/Advisor, a fully functional litigation cost management system. It includes components that assist companies in litigation cost and budget management, bill submission, guideline compliance coding and bill analysis, and analytical and management reporting.

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

SOURCING

     The Company offers information technology outsourcing ("ITO") services from its data centers located in North America, Europe and Australia. These services range from providing processing capabilities for highly regulated lines of business to providing complete processing capabilities for all or most of a customer's business. The services range from making available software systems licensed from the Company on a remote basis, to assuming complete systems management, processing and administration support responsibilities for a customer. ITO services are typically provided under contracts having terms from three to ten years.

The Company also offers Business Process Outsourcing ("BPO") services, addressing the complete back office processing of insurance transactions from mailroom to policy issuance. By combining advanced technologies with re-engineered workflows, the Company is able to bring an increased level of efficiency to its customers' business processes. Entrusting these processes to the Company allows customers to take advantage of these efficiencies and focus resources on core competencies. BPO services are typically provided under contracts having terms from three to ten years.

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

     Over the last two decades, within the insurance and related financial services industries, technology has progressed from mainframe computing to client-server and now is rapidly embracing eBusiness utilizing the Internet.

Examples of the Company's continuing product development efforts to address these movements in technology are as follows:

Although development efforts for S3+ for the property and casualty insurance industry will continue, the majority of the functional components of S3+ have been delivered since research began in 1987. With the completion of Release
8.0a in 1997, Series III offers a comprehensive functional solution to the property and casualty industry worldwide in an IBM OS/2 operating system environment. With the completion of Release 2.0 in 2000, S3+ offers a similarly comprehensive solution on the Windows NT platform. The Company has adopted object-oriented technology for current and future application development. As such, it is the Company's goal that every new development project uses the same technology and architecture to create new insurance objects. S3+ incorporates object-oriented technology and also supports the Microsoft Windows NT operating system. During the 1999 third quarter, the Company determined that future development and enhancements would no longer be directed toward OS/2.

     The development of CyberLife has represented a significant investment for the Company. Beginning with the existing functionality of the CK/4 Enterprise Solution, this development has involved creating a new architecture and expanded capabilities employing object-oriented development techniques and other leading-edge technologies making it a client/server enterprise-wide system for the life insurance and related financial services industries. CyberLife's underlying technologies include expert systems, relational databases, real-time processing, and multi-platform implementations. The system is designed to be scalable from IBM mainframes to LAN server platforms and is accessible via multiple forms of user interfaces.


As part of this development effort and consistent with the Company's desire to reuse its computer code, a number of the Company's other products, including the Client Information System , DecisionXchange system and ViLink Electronic Commerce Platform, have been integrated with CyberLife. This eliminates the need to develop similar functionality within CyberLife. DecisionXchange and ViLink are also being integrated with PolicyLink in the LAN environment.

     Since April 1998, the Company has offered LoanXchange to the financial services industry. LoanXchange is a fully integrated client/server mortgage origination and underwriting platform for both retail and wholesale organizations. During 1999, the Company integrated functionality from DecisionXchange and ViLink to begin offering an Internet service called the LoanXchange.com.

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

COA is one of the Company's first claims and risk management solutions. This Microsoft-compatible solution combines medical information and occupational skills to produce return-to-work plans.

The Company's recently added PMSCiSolutions to its list of Internet-based products. PMSCiSolutions enables insurance companies to participate in eBusiness. It provides real-time Internet processing to agents and consumers.

In an effort to maintain and strengthen its competitive position, the Company invests substantial amounts in internal product development. Capitalized internal product development expenditures were $67.1, $59.6 and $62.5 million in 1999, 1998 and 1997, representing 10.4%, 9.8% and 12.1% of total revenues, respectively. Amounts capitalized by business segment: property and casualty, $27.0 million; life and financial solutions, $19.2 million; international, $20.9 million.

     During 1998 and 1999, the Company recorded significant write-offs and write-downs of previously capitalized software development costs (see "Special Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

The Company intends to continue to expand its product and services offerings through internal development and acquisitions.

                             MARKETING AND CUSTOMERS

     The Company primarily markets its products and services to more than 1,000 property and casualty and life insurance companies, independent insurance agents and adjusters and financial institutions. In addition, the Company offers its software products and automation and administration support services in 37 countries. No single customer accounted for more than 10% of revenues during the year ended December 31, 1999.

     The Company markets its products and services through a staff of approximately 170 employees, including sales and marketing support personnel, most of who are specialists in the insurance industry and information technology. The Company's marketing force works extensively with each prospective customer to assist in analyzing its specific requirements.
Consequently, the sales cycle for a prospective customer seeking a major automation based solution may extend up to 18 months.

     In addition to its own software products, the Company markets certain third party software and hardware products to its customers. Typically, these software products are designed to perform noninsurance functions or to improve the control and productivity of computer resources. The Company is a reseller of certain standard hardware used to operate various of its software systems.

                         LICENSES AND PRODUCT PROTECTION

     The Company's revenues are generated principally by licensing standardized insurance software systems and providing outsourcing and professional services to the global insurance and financial services industries.

Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge grants a right to use the software system available at the time the license is signed. The monthly license charge provides the right to use the software and access to MESA during the term of the license agreement (see description above under Product Support and Services). Customers wishing to acquire perpetual rights to use the Company's software enter into additional agreements to acquire such rights.

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

                                   COMPETITION

     The computer software and services industry is highly competitive. Based upon its knowledge of the industry, the Company believes it is a leading provider of enterprise and electronic commerce application software, professional services, and outsourcing designed to meet the needs of the global insurance and related financial services industries. Very large insurers, that internally develop systems similar to those of the Company may or may not become major customers of the Company for software. There are also a number of independent companies that offer software systems that perform certain, but not all, of the functions performed by the Company's systems.

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

                      ACQUISITIONS AND GEOGRAPHIC EXPANSION

     International customers and marketplaces are essential to the Company maintaining its position as a leading provider of insurance automation solutions and systems and related professional services to the global insurance industry. The Company opened its Canadian office in 1977 and, since that time, has expanded operations to include Europe, Asia, Australia, Africa and Latin
America. The Company currently has customers in 37 countries (see Segment Information).

Between 1985 and 1994, the Company expanded operations through acquisitions in adjacent markets and internationally. Most significantly, these early acquisitions established the basis for the Company's presence in the life and financial solutions segment and in Europe.

     In October 1995, the Company increased its European presence by purchasing micado Beteiligungs-und Verwaltungs GmbH ("micado") headquartered in Germany. micado provides services and software to German insurance and financial services companies.

In October 1996, the Company acquired certain assets of Co-Cam Pty Ltd., headquartered in Melbourne, Australia, as a means to further strengthen its presence in the Asian and Australian marketplaces.

     In August 1998, the Company acquired TLG, headquartered in Hartford, Connecticut. TLG owns PolicyLink, a family of systems designed to support the administrative tasks associated with administration, commission processing, payout processing, and disbursement generation for life insurance and annuity contracts. This acquisition provides the Company with a LAN and UNIX based solution supporting non-traditional life and financial services products.

     In December 1998, the Company acquired CAF Systemhaus fur Anwendungsprogrammierung GmbH ("CAF") and related entities. CAF, headquartered in Gilching, Germany, owns Visual Project Modeling Systems ("VP/MS"). VP/MS is designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming cost and time-to market.

     In March 1999, the Company purchased Legalgard, a legal cost containment business headquartered in Philadelphia, Pennsylvania. Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership System, a proprietary software system. The Company intends to grow Legalgard's existing services business and has developed the Counsel Partnership System into the Litigation Advisor System for licensing directly to insurance companies.

     In June 1999, the Company purchased DORN, a risk and claims management company headquartered in Detroit, Michigan. DORN owns the Riskmaster claims management software and the Quest healthcare facility software, and provides risk and claims management software and services mainly to the US self-insured market. The Company intends to grow DORN's existing business and further develop the Riskmaster and Quest systems to complement its suite of claims products.

     In June 1999, the Company purchased Financial Administrative Services, Inc. ("FAS"), a BPO provider for the life and related financial services industry. Headquartered in Hartford, Connecticut, FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment.

STRATEGIC  ALLIANCES

     Microsoft. Microsoft and PMSC continue to work together to incorporate Microsoft's key technologies into existing and new application solutions offered by PMSC. Since the alliance between Microsoft and PMSC was announced in 1998, PMSC has delivered to the insurance and related financial services industries several new Microsoft-based products such as COA, Litigation Advisor, and PMSCiSolutions, and released enhancements to existing products, specifically S3+ and Point+ that support Microsoft's technology.

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


                      Percent  of  Revenue
                  Year  Ended  December  31,
                -----------------------------
                    1999      1998      1997
                    -----     -----      ----
  United States . . .  72.8%  70.7%  66.4%
  Europe. . . . . . .  21.4   21.9   25.2
  Asia and Australia.   4.6    5.5    6.3
  Other International   1.2    1.9    2.1

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

     At March 27, 2000, the Company had 5,749 full-time employees and 5,860 total employees located in offices worldwide. This reflects a reduction in force of 369 employees the Company announced in February 2000.


ITEM  2.  PROPERTIES

     The Company owns its 867,000 square foot headquarters complex located on 145 acres in Blythewood, South Carolina. The Company leases space at 32 various locations for its regional and branch offices throughout the United States. Internationally, the Company leases space at 37 locations throughout Canada, Europe, Africa, Asia, Australia and New Zealand. Generally, the international properties support the international segment and the domestic properties support all segments.

In July 1998, the Company turned over operation of its Blythewood, South Carolina data center to Lockheed Martin. This data center has 3 mainframe and 6 mid range computers, which have over 8 terabytes of disk storage and are capable of processing over 841 million instructions per second and 2,731 commercial processing workloads, respectively. The Company is currently utilizing 77% of the mainframe capacity and 95% of mid-range capacity.

The Company's data center in Bergen, Norway has one mainframe computer, which has over 1.5 terabytes of disk storage and is capable of processing over 265 million instructions per second. The Company is currently utilizing 80% of this capacity.

The Company's data center in Melborne, Australia has various UNIX systems which have over 120 gigabytes of disk storage and is capable of processing 90,000 transactions per minute. The Company is currently utilizing 85% of this capacity.

     The Company's data center in Sydney, Australia has 4 midrange computers with over 150 gigabytes of disk storage and is capable of 190 commercial processing workloads. The Company is currently utilizing 80% of this capacity.

The Company uses a private common access network to support its operations. The network is tied together through a backbone located at headquarters in Blythewood, South Carolina, with hubs in Europe and Australia. The backbone accommodates all connectivity requiring access to multiple systems or sites and remote operations including international locations.

     Remote connectivity to the backbone is accomplished through a Wide Area Network ("WAN") using point to point, frame relay, and dial-up connectivity. Operation and maintenance of the WAN is outsourced to Lockheed Martin. The
Internet is accessed through T-1 connections and local ISP's. Security is provided through a series of firewalls.

     There are over 140 Local Area Networks (LAN's) connected to the backbone and/or WAN. Aggregate network traffic over the average business day is approximately 5 terabytes. Traffic is typically not more than 50% of overall capacity. Network protocols include IPX/SPX, Netbios, TCPIP, SNA, and X.25. Third party operating systems used in production environments attached to the network include Netware, NT Server, OS/2, Linux, and UNIX. There are approximately 630 server systems supported as production devices, and approximately 1.6 terabytes of DASD.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in litigation commenced in February 2000, in the District Court of Dallas County, Texas, by Chase Manhattan Mortgage Corporation ("Chase") related to the Company's mortgage loan origination systems and services. The complaint alleges breach of contract, breach of warranty, misrepresentation, malpractice, misrepresentation and mismanagement and seeks a declaratory judgment and damages in excess of $20 million including amounts paid by Chase to the Company, internal costs, consulting fees, opportunity costs, reputational costs, attorneys fees and costs and punitive and exemplary damages. Chase is also seeking an equitable accounting and injunctive relief related to the funds paid under the agreement, preservation of the system, and support of the system. The Company has not yet responded to the Chase complaint, but believes that the allegations are without merit and are subject to various affirmative defenses and counterclaims and will vigorously defend this matter.

In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and Neuronworks, an entity retained by the Company in the development of COA, misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product. The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortious interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorney's fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortious interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case has been set for trial in December 2000. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

     On January 7, 2000, following a morning news release by the Company that fourth quarter earnings would be below analyst estimates, the Company and three of its officers were named as defendants in an purported class action complaint filed on behalf of purchasers of the Company's stock during the period between October 22, 1998 and January 6, 2000. Since this initial filing, additional purported class actions have been filed, three in the United States District Court for the District of South Carolina and two in the United States District
Court for the Southern District of New York (which are in the process of being transferred to South Carolina), purportedly on behalf of purchasers of the Company's stock during the period between October 22, 1998 and February 9 or 10, 2000.

     These class action lawsuits allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on, among other things, alleged misleading statements, alleged failure to disclose material adverse information, alleged false financial reporting, alleged failure to report trends, demands or uncertainties, and alleged failure to implement and maintain adequate internal controls. Each of the complaints seeks unspecified compensatory damages, including interest, costs and attorney fees.

At a hearing held on March 20, 2000, the court granted plaintiffs' motion to consolidate all six cases, appointed four members of the class as lead plaintiffs and approved their selection of lead counsel, directed that the complaints in all but the first-filed case be dismissed without prejudice, and directed plaintiffs to file an amended consolidated complaint within 45 days.

     Although the Company has not yet filed formal responses to these lawsuits, the Company believes the claims are without merit and is vigorously pursuing a full defense of these actions and allegations.

On March 10, 2000, one of the Company's employees, suing allegedly on behalf of herself and all former or current participants in the Company's 401(k) Retirement Savings Plan ("Plan") during the period October 22, 1998 through February 10, 2000, commenced a purported class action against the Company, its Chairman and three members of the Administrative Committee of the Company's 401(k) Retirement Savings Plan. The action alleges that the Plan's investment in the Company's stock violated Sections 502(a)(2) and (3) of ERISA and constituted a breach of fiduciary duty given defendants' alleged knowledge that the Company's stock price was artificially inflated throughout the class period as a result of the same series of alleged materially false and misleading statements that form the basis of the securities class action described above.

Although the Company's time to respond to this complaint has yet to occur, the Company believes the claims are without merit and intends to mount a vigorous defense to the allegations.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT



Name                              Age     Position.
----                              ---     -----------------------------------

G. Larry Wilson. . . . . . . . .   53  Chairman of the Board, President and Chief Executive Officer
David T. Bailey. . . . . . . . .   53  Executive Vice President
Stephen G. Morrison. . . . . . .   50  Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Michael W. Risley. . . . . . . .   43  Executive Vice President
Timothy V. Williams. . . . . . .   50  Executive Vice President and Chief Financial Officer
Michael D. Gantt . . . . . . . .   48  Senior  Vice President
Harald J. Karlsen. . . . . . . .   53  Senior  Vice President



G. Larry Wilson - Chairman of the Board (since 1985), President and Chief Executive Officer of the Company (since 1980) and his current term as Director will expire in 2001. Employed by the Company since its inception.

David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Group. Employed by the Company since 1981.

Stephen G. Morrison - Executive Vice President, Secretary and General Counsel of the Company since January 1994 and Chief Administrative Officer since 1997. Responsible for the administration of the legal affairs of the Company, the Legal and Business Services Group which includes legal, human resources, quality and corporate marketing. Employed by the Company since January 1994. Michael W. Risley - Executive Vice President of the Company since November 1998. Responsible for the Financial Solutions Group. Employed by the Company since 1980.

Timothy V. Williams - Executive Vice President and Chief Financial Officer of the Company since February 1994. Responsible for the Financial and Operational Services Group. Employed by the Company since February 1994.

Michael D. Gantt - Senior Vice President of the Company since 1998. Responsible for the Claims and Risk Management Group. Employed by the Company since 1995.

Harald J. Karlsen - Senior Vice President of the Company since 1998. Responsible for international operations in Europe, Africa and the Middle East. Employed by the Company since 1993.

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


                                                                                    1999
                                                                               High           Low
                                                                              -------        ------
  First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $54 15/16   $30 1/4
  Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41  3/4     26
  Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36          26  5/8
  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31 11/16    16  3/4


                                                                                      1998
                                                                              High           Low
                                                                             ------------   ----------

  First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $40 11/32  $  32
  Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43 1/2     36 3/8
  Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48 3/8     36 3/4
  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     57 3/4     28 13/16




Title of Class
Common Stock, $.01 par value

The number of record holders of the Company's common stock was 1,188 as of March 27, 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


RESULTS OF OPERATIONS                       1999       1998     1997         1996         1995
                                          --------     ----     ----     --------     --------
                                                        (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . .  $ 644,019   $607,458   $518,171   $423,310   $365,485
Operating (loss) income . . . . . . . . .   (104,272)    87,432     79,193     69,565     16,285
Other (expenses) and income, net. . . . .    (10,693)    (2,136)    (3,583)    (2,677)      (543)
(Loss) income from continuing operations
  before income taxes . . . . . . . . . .   (113,119)    86,355     76,799     66,888     15,742
Discontinued operations, net. . . . . . .          -       (465)     1,994      3,035     (4,959)
Net (loss) income . . . . . . . . . . . .  $ (71,971)  $ 53,271   $ 50,257   $ 45,997   $  3,139
Basic (loss) earnings per share . . . . .  $   (2.02)  $   1.46   $   1.38   $   1.24   $   0.08
Diluted (loss) earnings per share . . . .  $   (2.02)  $   1.36   $   1.33   $   1.22   $   0.08
                                           ==========  =========  =========  =========  =========

FINANCIAL CONDITION
Cash and equivalents and marketable
  securities. . . . . . . . . . . . . . .  $  17,833   $ 26,013   $ 35,459   $ 24,355   $ 39,709
Current assets. . . . . . . . . . . . . .    211,999    217,123    185,809    160,342    165,593
Current liabilities . . . . . . . . . . .     75,995     98,935     86,213    112,636     94,461
Working capital . . . . . . . . . . . . .    136,004    118,188     99,596     47,706     71,132
Total assets. . . . . . . . . . . . . . .    706,288    718,698    618,406    581,386    532,736
Long-term debt (excludes current portion)    227,000     85,000     37,714     34,268     14,873
Total liabilities . . . . . . . . . . . .    384,103    285,688    207,910    218,134    150,064
Stockholders' equity. . . . . . . . . . .    321,561    432,484    410,496    363,252    382,672



The above should be read in conjunction with the Consolidated Financial Statements, Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in this Annual Report. Prior year data has been reclassified to conform to current year presentation.

The Company considers special charges described below unusual events or unusual transactions related to continuing business activities.

The results of operations for 1999 include approximately $153.6 million of pretax special charges. These charges include approximately $118.4 million of non-cash charges related to acceleration of amortization of software, and the write-off of goodwill and other intangibles. The charges paid or to be paid in cash include approximately $12.0 million related to disputes with customers, approximately $12.9 million related to restructuring operations, approximately $9.6 million related to the settlement of litigation, and other similar charges of $0.7 million (see "Special Charges" under Management's Discussion and Analysis).

The results of operations in 1998 include $13.3 million of special charges. These pre-tax charges include $3.7 million related to the acquisition of TLG and $9.6 million for the impairment of capitalized software development costs which resulted from certain technology related issues and changes in the Company's strategy (see "Special Charges" under Management's Discussion and Analysis).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:



                                                                                      Percent
                                                                           Increase (Decrease)
                                                                            -------------------

                                                 Percentage of Revenues            1999       1998

                                                 Year Ended December 31,          vs          vs
                                                 ---------------------------
                                                 1999       1998     1997       1998       1997
                                                 ------     ------     ----     ------     ------
REVENUES:
  Licensing . . . . . . . . . . . . . . . . . .    22.0%   22.0%   25.6%      6%     1%
  Services. . . . . . . . . . . . . . . . . . .    78.0    78.0    74.4       6     23
                                                 -------  ------  ------
                                                  100.0   100.0   100.0       6     17

OPERATING EXPENSES:
Cost of revenues:
   Employee compensation and benefits . . . . .    48.0    44.1    41.8      15     24
   Computer and communications expenses . . . .     7.9     6.3     6.2      33     19
   Depreciation and amortization of property,
       equipment and capitalized software costs    27.0    11.8    11.2     144     23
   Other costs and expenses . . . . . . . . . .     8.6     3.9     5.3     132    (13)
Selling, general and administrative expenses. .    18.0    17.1    18.3      11     10
Amortization of goodwill and other intangibles.     3.2     1.8     1.9      94      8
Restructuring and other charges . . . . . . . .     3.5       -       -       -      -
Acquisition related charges . . . . . . . . . .       -     0.6       -       -      -
                                                 -------  ------  ------
                                                  116.2    85.6    84.7      44     19

OPERATING (LOSS) INCOME . . . . . . . . . . . .   (16.2)   14.4    15.3    (219)    10

Equity in earnings of unconsolidated affiliates     0.3     0.2     0.2      64     (2)

Minority interest . . . . . . . . . . . . . . .       -       -       -     (40)     -

OTHER INCOME AND EXPENSES, NET. . . . . . . . .    (1.7)   (0.4)   (0.7)    401    (40)
                                                 -------  ------  ------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . .   (17.6)   14.2    14.8    (231)    12

Income tax (benefit) expense. . . . . . . . . .    (6.4)    5.4     5.5    (226)    14
                                                 -------  ------  ------

(LOSS) INCOME FROM CONTINUING OPERATIONS. . . .   (11.2)    8.8     9.3    (234)    11

Discontinued operations, net. . . . . . . . . .       -    (0.1)    0.4    (100)  (123)
                                                 -------  ------  ------

NET (LOSS) INCOME . . . . . . . . . . . . . . .  (11.2)%    8.7%    9.7%  (235)%     6%
                                                 =======  ======  ======

REVENUES
---------

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


     LICENSING        1999     Change        1998      Change        1997
                   -------     ------     -------     -------     -------
                                 (Dollars in millions)

Initial charges. . . .  $ 72.2      7%    67.7   (3)%  $ 69.8
Monthly charges. . . .    69.7      6     66.1      5    62.9
                        -------         -------        ------
                        $141.9      6%  $133.8    1 %  $132.7
                        =======         =======        ======

Percentage of revenues    22.0%          22.0%         25.6%



Initial licensing
------------------

     -
     Initial license revenues for 1999 increased $4.5 million compared to 1998 with the following increases (decreases) by business segment: property and casualty up 81% ($16.8 million) primarily from $16.0 million on new Claims products and $3.0 million in PMSCiSolutions licensing; life and financial solutions down 43% ($11.7 million) primarily due to a decline in Banking Division licensing activity by comparison to 1998; and international down 3% ($0.6 million) primarily due to declining activity in Asia and Australia.

Initial license revenues for 1998 decreased $2.1 million compared to 1997 with the following increases or decreases by business segment: property and casualty down 13% ($3.1 million) due to a decline in S3+ license activity; life and financial solutions up 37% ($7.3 million) on strong Banking Division licensing activity; and international down 24% ($6.3 million) due to lower licensing activity in Central Europe combined with decreasing foreign currency values.

Initial license charges include right-to-use licenses of $16.3, $15.5 and $10.2 million for 1999, 1998 and 1997, respectively. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right to use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. Initial license charges also include contract termination fees of $1.0, $4.9 and $0.2 million for 1999, 1998, and 1997, respectively.
Additionally, 1999 initial license charges include $2.5 and $4.1 million from the licensing of the recently acquired Legalgard and DORN products, respectively. Initial license revenues in 1999 also include $2.9 million for a COA license to the former owners of Legalgard, and $2.0 million for a license of several of the Company's life and financial solutions products to the former owners of FAS. Initial license revenues also include $3.3 million from the sale of hardware remarketed by the Company in conjunction with licenses of its software. In 1998, initial license charges include $4.9 million from licensing of acquired TLG products and $2.2 million of license agreements with the purchaser of the discontinued life information services segment. In 1997, initial license charges include $1.8 million of initial license agreements with the purchaser of the discontinued property and casualty information services segment.

Because a significant portion of initial licensing revenues is recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of initial license revenues by segment for 1999, 1998 and 1997:


                      1999     Change        1998      Change        1997
                   -------     ------     -------     -------     -------
                                  (Dollars in millions)


Property and casualty. . . .  $37.6    81 %  $20.8   (13)%  $23.9
Life and financial solutions   15.5    (43)   27.2     37    19.9
International. . . . . . . .   19.1     (3)   19.7    (24)   26.0
                              ------         ------         -----
                              $72.2     7 %  $67.7    (3)%  $69.8
                              ======         ======         =====

Percentage of total revenues   11.2%          11.1%          13.5%



Monthly licensing
-----------------

     Monthly license charges for 1999 increased $3.6 million compared to 1998, with the following increases (decreases) by business segment: property and casualty down 14% ($4.9 million) due to weak 1998 initial licensing and the effect of right-to-use licenses; life and financial solutions up 37% ($5.4 million) on strong 1998 initial license activity; and international up 19% ($3.1 million) principally due to increased initial license activity in the United Kingdom and the Asia/Pacific region during 1998.

     Monthly license charges for 1998 increased $3.2 million compared to 1997. The life and financial solutions segment's monthly license charges increased 25% ($2.9 million) due to strong initial licensing activity of life and financial solutions products during 1997. The property and casualty and international segments' monthly license charges remained relatively unchanged.

                 1999     Change        1998      Change        1997
               -------     ------     -------     -------     -------
                                (Dollars in millions)

Property and casualty. . . .  $30.1   (14)%  $35.0   (1)%  $35.1
Life and financial solutions   20.0     37    14.6    25    11.7
International. . . . . . . .   19.6     19    16.5     3    16.1
                              ------         ------        -----
                              $69.7      6%  $66.1     5%  $62.9
                              ======         ======        =====

Percentage of total revenues   10.8%          10.9%         12.1%



SERVICES

The Company's services revenue consists primarily of Professional Services & ITO and BPO. Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.


    Services              1999     Change        1998      Change        1997
    --------            -------     ------     -------     -------     -------
                               (Dollars in millions)

Professional Services & ITO  $413.3    (2)%  $419.9    27%  $331.1
BPO . . . . . . . . . . . .    85.3     74     48.9     5     46.8
Other . . . . . . . . . . .     3.5    (27)     4.8   (37)     7.6
                             -------         -------        ------
                             $502.1     6 %  $473.6    23%  $385.5
                             =======         =======        ======

Percentage of revenues. . .    78.0%          78.0%          74.4%



Professional  Services  &  ITO
------------------------------

     Professional Services & ITO revenues for 1999 decreased $6.6 million compared to 1998, with the following increases (decreases) by business segment: property and casualty down 11% ($20.8 million) primarily due to the winding down of Year 2000 preparations and a decrease in initial license activity in 1998; life and financial solutions up 20% ($18.9 million) primarily due to the acquisition of TLG in the third quarter of 1998 ($14.3million) and higher 1998 initial license activity; and international down 3% ($4.7 million) on weak 1998 initial licensing activity.

Professional Services & ITO revenues for 1998 increased $88.8 million compared to 1997, with the following increases by business segment: property and casualty up 30% ($42.2 million); life and financial solutions up 51% ($32.3 million); and international up 11% ($14.3 million). The increases are principally due to increases in implementation services and in the processing volumes of services provided to new and existing customers.


                 1999     Change        1998      Change        1997
                -------     ------     -------     -------     -------
                                       (Dollars in millions)


Property and casualty. . . .  $163.6   (11)%  $184.4   30%  $142.2
Life and financial solutions   115.2     20     96.3   51     64.0
International. . . . . . . .   134.5     (3)   139.2   11    124.9
                              -------         -------       ------
                              $413.3    (2)%  $419.9   27%  $331.1
                              =======         =======       ======

Percentage of total revenues    64.2%          69.1%         63.9%



BPO
---

     BPO revenue for 1999 increased $36.4 million compared to 1998, with the following increases by business segment: property and casualty up 23% ($8.5 million) with declines in governmental business more than off-set by growth in commercial markets; life and financial solutions up 215% ($26.5 million) primarily due to the acquisition of FAS ($10.7 million) and internal growth; and international with $1.4 million.

     BPO revenue for 1998 increased $2.1 million compared to 1997, with the following increases (decreases) by business segment: property and casualty down 8% ($3.0 million) primarily due to a loss of governmental business and life and financial solutions up 71% ($5.1 million) principally due to an increased presence in the traditional BPO market.


                 1999     Change        1998      Change        1997
               -------     ------     -------     -------     -------
                                    (Dollars in millions)

Property and casualty. . . .  $45.1    23%  $36.6   (8)%  $39.6
Life and financial solutions   38.8   215    12.3    71     7.2
International. . . . . . . .    1.4     -       -     -       -
                              ------        ------        -----
                              $85.3    74%  $48.9     5%  $46.8
                              ======        ======        =====

Percentage of total revenues   13.2%         8.0%          9.0%

OPERATING  EXPENSES
-------------------

COST  OF  REVENUES

Employee  compensation  and  benefits:
-------------------------------------

     Employee compensation and benefits for 1999 increased 15% compared to 1998. The Company's acquisitions in 1999 and late 1998 (see Note 2 of Notes to Consolidated Financial Statements) accounted for approximately one half ($19.2 million) of the increase with the remainder attributable principally to higher salaries and related costs associated with the growth in professional services and BPO staffing. These increases are somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin Corporation ("Lockheed Martin"). Had these employee costs not been transferred, 1999 employee compensation and benefits would have increased 16% by comparison to 1998. Compensation and benefits increased 7% ($5.8 million) internationally and 19% ($35.6 million) domestically.

Employee compensation and benefits for 1998 increased 24% compared to 1997. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin. Had these employee costs not been transferred, 1998 employee compensation and benefits would have increased 25% by comparison to 1997. Compensation and benefits increased 23% ($14.2 million) internationally and 24% ($37.0 million) domestically.

Computer  and  communication  expenses:
--------------------------------------

     Computer and communications expenses for 1999 increased 33% compared to 1998, due primarily to the data center outsourcing agreement with Lockheed Martin that the Company entered into at the beginning of the third quarter of 1998 and increased data center operating software license fees. As a result of the data center outsourcing agreement, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. Had these employee costs not been transferred, 1999 computer and communications expenses would have increased 4% by comparison to 1998.

Computer and communications expenses for 1998 increased 19% compared to 1997 principally due to the data center outsourcing agreement with Lockheed Martin. Had the related employee costs not been transferred, 1998 computer and communications expenses would have increased 8% by comparison to 1997. Cost savings from the data center outsourcing agreement were offset by increased communications volumes, increased network and PC related expenses and increased license fees for operational data center software.

The following chart reflects Employee compensation and benefits and Computer and communication costs during 1999, 1998 and 1997 without the effect of moving certain salary costs related to the Lockheed Martin outsourcing contract.

                 1999     Change         1998      Change          1997
              --------     ------     --------     -------     ---------
                                    (Dollars in millions)

Employee compensation and benefits  $316.1  16%  $271.8  25%  $216.8
Computer and communication expense  $ 44.0  27   $ 34.7   8   $ 32.3



Depreciation  and  amortization  of property, equipment and capitalized software
--------------------------------------------------------------------------------
costs:
-----

     Depreciation and amortization of property, equipment and capitalized software costs for 1999 increased 144% compared to 1998 principally due to the write-off or write-down of certain software described below under "Special Charges and Accounting Changes." Excluding these charges, depreciation and amortization decreased 1% due primarily to the benefit of the special charges largely offset by increased software amortization related to product releases during the last twelve months and increased depreciation of property and equipment primarily related to new headquarters facilities in Blythewood and the United Kingdom. These increases were partially offset by lower software amortization as a result of software write-offs and write-downs. As a percentage of revenue, depreciation and amortization expense, excluding special charges, remained the same at 10% of revenues in both 1999 and 1998.

Depreciation and amortization of property, equipment and capitalized software costs for 1998 increased 23% compared to 1997 principally due to impairment charges of capitalized software development costs described below under "Special Charges and Accounting Changes." Excluding these charges, depreciation and amortization increased 7% principally due to higher amortization expense resulting from various releases of the Company's internally developed software products. As a percentage of revenue, depreciation and amortization expense before special charges remained relatively unchanged from 1998 to 1997.

Other  costs  and  expenses:
---------------------------

     Other costs and expenses for 1999 increased 132% compared with 1998. The acquisitions in 1999 and late 1998 (see Note 2 of Notes to Consolidated Financial Statements) contributed to an $11.3 million increase in other costs and expenses. The remainder is primarily attributable to decreased capitalization of software development costs and rent on new facilities. The Company reserved for uncollectible accounts of $12.4 million associated with its life and financial solutions business, primarily related to $8.3 million of accounts receivable from the Banking Division, and one property and casualty customer (see Note 3 to Consolidated Financial Statements).

     Other costs and expenses for 1998 decreased 13% compared to 1997 principally due to lower consultant, contract loss and bad debt expense, partially offset by increased facility costs and decreased amounts of capitalized software development costs.

Selling,  General  and  Administrative:
--------------------------------------

     Selling, general and administrative expenses for 1999 increased 11% compared to 1998. As a percentage of revenue, these expenses increased to 18% from 17% in 1998.

Selling, general and administrative expenses for 1998 increased 10% compared to 1997. As a percentage of revenue, these expenses declined to 17% from 18% in 1997.

Amortization  of  Goodwill  and  Other  Intangibles:
---------------------------------------------------

Amortization of goodwill and other intangibles for 1999 increased 94% compared to 1998, principally due to the impairment charges recorded in the third quarter that are described below under "Special Charges and Accounting Changes." Amortization related to the acquisition of TLG in 1998 and Legalgard, DORN and FAS in 1999 also contributed to the increase.

Amortization of goodwill and other intangibles for 1998 increased 8% compared to 1997, principally due to the amortization of costs associated with the acquisition of TLG and the Lockheed Martin outsourcing arrangement.

Special  Charges  and  Accounting  Changes:
------------------------------------------

     For the purposes of this analysis, the Company considers special charges to be unusual events or unusual transactions related to continuing business activities.

     1999  Fourth  Quarter

     In the fourth quarter of 1999, the Company recorded special charges of approximately $26.6 million primarily related to its Banking Division. During this quarter and continuing into the first quarter of 2000, rising interest rates caused significant declines in mortgage loan originations and reduced profits for mortgage loan originators. Many existing and prospective customers of the Company's Banking Division to reevaluate their loan origination system projects and requirements. Consequently, the Company established reserves of approximately $8.3 million for accounts receivable and accrued revenue as a result of disputes with several significant Banking Division customers. The Company is in continuing dialogue with these customers and is in various stages of negotiations or resolution concerning these disputes. Furthermore, given the Company's estimate that interest rates will not decrease in the near term, the forecast of new licenses of the LoanXchange product was revised resulting in a $16.3 million write-off of Banking Division software. In addition, in the 1999 fourth quarter, the Company decreased the carrying value of several smaller software products by approximately $1.8 million (see Note 6 to the consolidated financial statements relative to these last two items).

     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The Company identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101 (see "New
Accounting  Standards  and  Guidance,"  below).

     As a result of 1999 fourth quarter changes in estimates related to two long-term services agreements accounted for under the percentage of completion method of accounting, the Company recorded a cumulative catch-up adjustment in the fourth quarter of 1999 of $8.4 million. The adjustment has been recorded as a reduction in Services revenues.

     Additionally, during the 1999 fourth quarter, the Company recorded restructuring charges of approximately $0.3 million related to payments to approximately 19 staff involuntarily terminated primarily in the property and casualty segment.

      1999  Third  Quarter

During 1999 third quarter, the Company commenced assessments of all major aspects of its business based upon the increasing rate of change in technology in its marketplace including among other things the Internet and the rapid adoption of eCommerce. In addition, the Company also initiated a number of international and domestic restructuring and cost reduction initiatives. This assessment included various international and domestic intangibles and capitalized software costs.

     As a result of that assessment, the 1999 third quarter results include approximately $100.4 million of non-cash charges taken in the third quarter related to the write-off or write-down of software and acquisition intangibles. Approximately $94.3 million of that amount is included in Depreciation and amortization of property, equipment and capitalized software costs (see Note 6 to the consolidated financial statements), and approximately $6.1 million is included in Amortization of goodwill and other intangibles (see Note 5 to the consolidated financial statements).

Additionally, the 1999 third quarter results include restructuring and other charges of approximately $12.6 million. These charges, paid or to be paid in cash, result from initiatives taken by the Company in 1999 to eliminate costs through worldwide reductions in force and space requirements. Approximately $7.3 million represents amounts payable to approximately 83 staff who were involuntarily terminated. Approximately $5.3 million relates to minimum lease obligations remaining on vacated offices, reduced by estimated sublease income. The charges related primarily to actions taken in the property and casualty and international business groups.

On September 23, 1999, the Company and Liberty Life Insurance Company and certain of its affiliates ("Liberty") entered into a confidential settlement agreement of previously disclosed litigation. As a part of the settlement, both the Company and Liberty agreed to release the other from all claims asserted and the lawsuit was dismissed. As a result of the settlement, the Company recorded a cash charge of approximately $9.6 million.

1998

The results of operations in 1998 include $13.3 million of special charges. These pre-tax charges include $3.7 million related to the acquisition of TLG and $9.6 million for the impairment of capitalized software development costs which resulted from certain technology related issues and changes in the Company's strategy (see Note 6 of Notes to Consolidated Financial Statements).

Operating  Income  (Loss):
-------------------------

     1999 produced an operating loss of $104.3 million compared with the 1998 operating income of $87.4 million. The 1999 operating loss results primarily from the write-off or write-down of certain software, intangibles related to business acquisitions and restructuring, and other charges described above in "Special Charges and Accounting Changes." Before these charges, operating income for 1999 decreased 38% compared with 1998. Also before these charges, decreases in segment operating income were: property and casualty decreased 17%, life and financial solutions decreased 19% and international decreased 64% (see discussion of "Revenues" and "Operating Expenses" above).

     1998 operating income increased 10% compared to 1997. Increases in segment operating income were: property and casualty - 5%, life and financial solutions
- 74% and international - 15%. The increase in 1998 operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. Excluding special charges and credits, operating income for 1998 was $100.8 million compared to $79.2 million for 1997.

Operating income, as a percentage of total revenues, excluding the effects of the special charges described above, was 10% for 1999, 17% for 1998 and 15% for 1997.

     The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial license revenues has lead the Company to consider new business models that place less emphasis on initial license revenue in favor of recurring transaction-based revenue. The Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements. The speed of this transition will be dependent upon the impact on revenues and the resulting impact on the Company's cash flows and debt levels.

     A significant portion of both the Company's revenues and its operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time systems are licensed, there can be significant fluctuations from quarter-to-quarter and year-to-year in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

     Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of annual initial license revenues and total revenues for each of the years presented:


                                    First   Second   Third   Fourth
                                   Quarter  Quarter  Quarter Quarter  Total
                                   -------  -------  ------- -------  ------
                                               (Dollars in Millions)


1999 initial license revenues. . . .  $ 17.6   $26.7   $19.2   $ 8.7   $ 72.2
% of annual initial license revenues    27.3%   41.5%   26.6%   12.0%   100.0%
% of total revenues. . . . . . . . .    11.0%   15.4%   11.4%    6.1%    11.2%

1998 initial license revenues. . . .  $ 12.6   $13.0   $14.7   $27.4   $ 67.7
% of annual initial license revenues   18.6 %   19.2%   21.7%   40.5%   100.0%
% of total revenues. . . . . . . . .     9.0%    9.0%    9.7%   16.0%    11.1%

1997 initial license revenues. . . .  $ 11.3   $16.6   $16.9   $25.0   $ 69.8
% of annual initial license revenues    16.2%   23.8%   24.2%   35.8%   100.0%
% of total revenues. . . . . . . . .     9.8%   13.4%   12.8%   17.0%    13.5%


Other  Income  and  Expenses:
----------------------------

     Investment income decreased in 1999 due to lower investable funds compared to 1998. Interest expense increased 224% for 1999 compared to 1998, principally due to higher levels of borrowed funds under the Company's credit agreements.

Investment income for 1998 was relatively unchanged compared to 1997. Interest expense decreased 28% for 1998 compared to 1997, principally due to lower levels of borrowed funds under the Company's credit agreements and the capitalization of interest on construction in progress.




Income  Taxes:
------------- ---

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income or loss) on continuing operations including special charges and accounting changes was 36.4%, 39.7% and 37.4% for the years ended December 31, 1999, 1998, and 1997, respectively. The effective income tax rate on continuing operations before special charges and accounting changes was 37.2%, 37.8%, and 37.2% for the years ended December 31, 1999, 1998, and 1997, respectively.

Discontinued  Operations,  Net:
------------------------------

There were no discontinued operations for 1999. Loss from discontinued operations increased in 1998 compared to 1997, principally due to (i) an additional loss of $1.0 million, net of tax, recognized during 1998 related to the write down of capitalized software and receivables of the property and casualty information services segment; (ii) partial year operating results in 1998 compared to full year operating results in 1997 for the life information services segment; and (iii) no operating results in 1998 compared to eight months operating results in 1997 for the property and casualty information services segment.

     For additional information on the discontinued operations, see Note 12 of Notes to Consolidated Financial Statements.

NEW  ACCOUNTING  STANDARDS  AND  GUIDANCE

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific projected transactions. The Company was not holding any derivative instruments at December 31, 1999 and 1998.

On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. The Company has identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101. These adjustments arose from fees of $3.0 million received on two joint marketing arrangements, and the existence of acceptance terms in a single DORN license agreement totaling $0.2 million. In addition, $1.0 million of DORN license revenue was deferred from the 1999 fourth quarter. As required by SAB 101, the Company has treated these adjustments as a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, and therefore has deferred this revenue in 1999.


                                             LIQUIDITY AND CAPITAL RESOURCES



                                                                          December 31,
                                                                        1999         1998
                                                                       --------  -----------
                                                                         (In Millions)
  Cash and equivalents and marketable securities. . . .. . . . . .  $    17.8   $  26.0
  Current assets. . . . . . . . . . . . . . . . . . . .. . . . . .      212.0     217.1
  Current liabilities . . . . . . . . . . . . . . . . .  . . . . .       76.0      98.9
  Working capital . . . . . . . . . . . . . . . . . . .  . . . . .      136.0     118.2
  Current portion of long-term debt . . . . . . . . . .  . . . . .        4.0      15.8
  Long-term debt. . . . . . . . . . . . . . . . . . . .  . . . . .      227.0      85.0

  Cash provided by operations . . . . . . . . . . . . .  . . . . .  $    80.0   $  99.8
  Cash (used) by investing activities . . . . . . . . .  . . . . .     (180.6)   (138.2)
  Cash provided by financing activities . . . . . . . . .  . . . .       92.3      32.2



     The Company's total debt, net of cash and marketable securities, at December 31, 1999 was $213 million, a significant increase over the comparable amount ($75 million) at December 31, 1998. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. However, during 1999, the Company principally used its debt capacity to fund several strategic business acquisitions and investments aggregating $73 million and, to a lesser degree, repurchase its outstanding common stock ($33 million). Additionally, during 1999 the Company also invested $103 million in capitalized internal software development and property and equipment.

     As of December 31, 1999, the Company had the following credit facilities: a $200 million line of credit expiring in 2002 that had $155 million outstanding; a $70 million term loan that matures on July 15, 2000; and a $5 million uncommitted line of credit that had $4 million outstanding. Because of the large net loss in the fourth quarter, the Company was in violation of one of the financial covenants of both the line of credit and the term loan. Amendments of the related agreements were executed in February and March 2000 that return the Company to compliance with these covenants. Additionally, the amendments include an extension of the term loan maturity to January 31, 2001 and, among other things, an increase in the interest rate payable on the term loan and line of credit, a security agreement covering the Company's assets and a restriction on the Company's ability to make acquisitions and certain similar investments and repurchases of the Company's common stock. Total funds available under the line of credit will be reduced to $180 million until April 1, 2001 at which time it will decrease to $125 million; the maturity has also been shortened to July 2001.

     Future credit availability under the Company's amended loan agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, the Company has concluded that it must restructure its capital base in order to reduce debt and take advantage of various growth opportunities. Accordingly, the Board of Directors has authorized the Company's management to explore various alternatives to achieve efficiencies and obtain equity or other financing.

     Significant expenditures planned for 2000, excluding new product development are as follows: acquisition of data processing and communications equipment, support software, buildings, building improvements and office furniture, fixtures and equipment and costs related to the continued enhancement of existing software products.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results and financial condition may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results.

Currently, the Company's business is focused principally within the global property and casualty and life and financial services industries. Significant changes in the regulatory or market environment of these industries could impact demand for the Company's software products and services. Additionally, there is significant competition for the Company's products and services, and there can be no assurance that the Company's current products and services will remain competitive, or that the Company's development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for the Company's products and services is characterized by rapid changes in technology and the emergence of the Internet as a viable insurance distribution channel. The Company's success will depend on the level of market acceptance of the Company's products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

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

     A significant portion of both the Company's revenues and its operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of these revenues are recorded at the time systems are licensed, there can be significant fluctuations from quarter-to-quarter and year-to-year in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

     The Year 2000 has caused an unprecedented level of investment in systems and remediation services that may adversely affect customers' decision to invest in new application software. In addition, the Company believes that system evaluations and decision processes are being affected by uncertainties related to the Internet and its emergence as a viable insurance distribution channel is causing a re-evaluation of the traditional methods of distribution for insurance products. The Company also believes that in order for insurance companies to capitalize on this new distribution method they will be required to redesign their business models and related support systems. The issues raised by the emergence of the Internet and related technology requirements will be distracting and confusing for many insurance companies and complicate the process of transitioning the insurance industry to modern architecture. Therefore, customer uncertainty as to their Internet and enterprise business strategies may extend sales cycles for large enterprise systems. The above factors limit the Company's ability to accurately predict licensing and services demand.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

YEAR 2000

     The Company's products are designed to be used with and require the use of third-party products, such as operating systems and compilers. Also, customers often modify the Company's products to suit their unique requirements. If these third parties experience or had experienced Year 2000 failures of their products, or if customers experience or had experienced system failures as a result of their modifications, the Company could become involved in disputes or litigation related to the cause of such system failures.

     To date, the Company has not experienced any note worthy system or application failures during the Year 2000 transition periods. Although some incidents were identified, a large percentage of the issues related to date and time stamps that contained erroneous values in the year field presented on reports or on-line screens. Of the few remaining issues not fitting this description, resolutions were either implemented in an expedient and efficient manner or procedures designed to mitigate customer impacts were adopted.



YEAR 2000 COSTS

     Since 1993, the Company estimates that it has incurred approximately $22 million in costs to address Year 2000 remediation issues. Based on the Company's experience, it is not anticipated that additional expenses to address Year 2000 concerns will be incurred. These Company costs were funded by operations.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro and agreed to adopt the euro as their common legal currency on that date. It is also possible that some of the non-participating countries may also choose to convert to the euro at a later date. During the January 1, 1999 to December 31, 2001 transition period participating countries may conduct transactions in either their legacy currency or the euro. On January 1, 2002, new euro-denominated bills and coins will be issued, and by July 1, 2002, all legacy currency bills and coins will be withdrawn, finalizing the conversion to the euro.

The needs of each licensee of the Company's products domiciled or doing business in the participating countries may vary with regards to converting to the euro depending on how and when they choose to convert. The Company has developed strategies to modify its products licensed in the participating countries to convert to the euro. These modifications may be made available to licensees for a fee. Implementation of the modifications is the responsibility of each licensee.

The Company's subsidiaries are incorporated in four of the participating countries: Germany, Austria, the Netherlands and Ireland. The Company has implemented new financial accounting systems that will enable it to convert the affected operations to the euro in a timely and effective manner.

Based upon the Company's experience to date, it is not anticipated that the euro conversion will have a material impact on the Company's consolidated financial statements.

SEASONALITY  AND  INFLATION

     The Company's operations have not proven to be significantly seasonal, though as with many companies in the software business, the fourth quarter historically tends to be the strongest quarter annually. Quarterly revenues and net income can be expected to vary at times. This is attributable principally to the timing of customers entering into license agreements with the Company. The Company is unable to control the timing of these decisions.

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


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As of December 31, 1999, the Company held one foreign currency forward contract with a notational value of $1.9 million as a cash flow hedge that the Company settled in January 2000 for $1.9 million. Apart from this exchange contract, the Company held no derivatives or similar financial instruments bearing market risk related to interest rates, foreign currency, equities or commodities. From time-to-time, the Company enters into forward foreign currency exchange contracts to hedge specific anticipated transactions in currencies other than the US dollar. Approximately 21% of the Company's assets are invested in currencies other than the US dollar. There are no material financial assets held in currencies outside of the functional currencies of these subsidiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      Index to Consolidated Financial Statements and Supplementary Data

                                                                                                                  Page

REPORT OF INDEPENDENT ACCOUNTANTS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .  28

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.. . . . . . . . . . .  29

  Consolidated Balance Sheets as of December 31, 1999 and 1998. . . . . . . . . . . . . . . .. . . . . . . . . . .  30

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
       for the years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . .. . . . . . . . . . .  31

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.  . . . . . . . . . .  32

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  34

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  56

SUPPLEMENTAL SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  58

  Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  59

  Supplemental schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Policy Management Systems Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Policy Management Systems Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                   PricewaterhouseCoopers LLP


Atlanta, Georgia
March 30, 2000


                          POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended December 31,
                                                        -----------------------------------
                                                          1999             1998            1997
                                                       ---------        ---------        --------
                                                      (In thousands, except per share data)
REVENUES:
  Licensing. . . . . . . . . . . . . . . . . . . . . . . .  $ 141,939   $133,814   $132,705
  Services . . . . . . . . . . . . . . . . . . . . . . . .    502,080    473,644    385,466
                                                            ----------  ---------  ---------
                                                              644,019    607,458    518,171
                                                            ----------  ---------  ---------
OPERATING EXPENSES:
  Cost of revenues:
    Employee compensation and benefits . . . . . . . . . .    309,089    268,096    216,779
    Computer and communications expenses . . . . . . . . .     51,021     38,451     32,333
    Depreciation and amortization of property,
      equipment and capitalized software costs . . . . . .    174,146     71,376     57,959
    Other costs and expenses . . . . . . . . . . . . . . .     55,375     23,897     27,459
  Selling, general and administrative expenses . . . . . .    115,714    103,909     94,649
  Amortization of goodwill and other intangibles . . . . .     20,468     10,565      9,799
  Restructuring and other charges. . . . . . . . . . . . .     22,478          -          -
  Acquisition related charges. . . . . . . . . . . . . . .          -      3,732          -
                                                            ----------  ---------  ---------
                                                              748,291    520,026    438,978
                                                            ----------  ---------  ---------

OPERATING (LOSS) INCOME. . . . . . . . . . . . . . . . . .   (104,272)    87,432     79,193

Equity in earnings of unconsolidated affiliates. . . . . .      1,908      1,163      1,189
Minority interest. . . . . . . . . . . . . . . . . . . . .        (62)      (104)         -

OTHER INCOME AND EXPENSES:
  Investment income. . . . . . . . . . . . . . . . . . . .      1,313      1,569      1,527
  Interest expense and other charges . . . . . . . . . . .    (12,006)    (3,705)    (5,110)
                                                            ----------  ---------  ---------
                                                              (10,693)    (2,136)    (3,583)
                                                            ----------  ---------  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .   (113,119)    86,355     76,799
Income tax (benefit) expense . . . . . . . . . . . . . . .    (41,148)    32,619     28,536
                                                            ----------  ---------  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS . . . . . . . . .    (71,971)    53,736     48,263

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $252 and $1,535, respectively . . . . . . . . . . .          -        389      2,058
  Loss on disposal of discontinued operations, less
    applicable income taxes (benefit) of $2,272 and ($38),
     respectively. . . . . . . . . . . . . . . . . . . . .          -       (854)       (64)
                                                            ----------  ---------  ---------
                                                                    -       (465)     1,994
                                                            ----------  ---------  ---------

NET (LOSS) INCOME. . . . . . . . . . . . . . . . . . . . .  $ (71,971)  $ 53,271   $ 50,257
                                                            ==========  =========  =========

BASIC EARNINGS PER SHARE:
  (Loss ) income from continuing operations. . . . . . . .  $   (2.02)  $   1.47   $   1.32
  (Loss) income from discontinued operations . . . . . . .          -   $  (0.01)      0.06
                                                            ----------  ---------  ---------
                                                            $   (2.02)  $   1.46   $   1.38
                                                            ==========  =========  =========
DILUTED EARNINGS PER SHARE:
  (Loss) income from continuing operations . . . . . . . .  $   (2.02)  $   1.37   $   1.28
  (Loss) income from discontinued operations . . . . . . .          -      (0.01)      0.05
                                                            ----------  ---------  ---------
                                                            $   (2.02)  $   1.36   $   1.33
                                                            ==========  =========  =========

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .     35,549     36,441     36,468
                                                            ==========  =========  =========
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION . . . . .     35,549     39,289     37,666
                                                            ==========  =========  =========


See accompanying notes.


                        POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                      -------------------
                                                                                           1999   1998
                                                                                         ------- ------
                                                                       (In thousands, except share data)
ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,744   $ 26,013
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89          -
  Receivables, net of allowance for uncollectible amounts of $13,000 ($2,051 at 1998)    99,669    123,427
  Accrued revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,393     26,557
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,979      9,336
  Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,728          -
  Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,788     11,279
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,050      8,645
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,559     11,866
                                                                                       ---------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   211,999    217,123

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   142,867    135,538
Accrued revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,130      7,844
Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . .   111,024     81,401
Capitalized software costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   155,896    220,908
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,850     24,787
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,332      9,661
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,149     17,395
                                                                                       ---------  ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $706,288   $718,698
                                                                                       =========  =========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . .  $ 41,236   $ 57,129
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     4,000     15,812
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,616      9,202
  Unearned revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,290     15,804
  Accrued restructuring and other charges . . . . . . . . . . . . . . . . . . . . . .     3,630        806
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,223        182
                                                                                       ---------  ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    75,995     98,935

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   227,000     85,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68,514     98,233
Accrued restructuring and other charges . . . . . . . . . . . . . . . . . . . . . . .     2,659        767
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,935      2,753
                                                                                       ---------  ---------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   384,103    285,688
                                                                                       ---------  ---------

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       624        526

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares authorized. . . . . . . . . . . . . .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
  35,585,078 shares issued and outstanding (36,357,139 at 1998) . . . . . . . . . . .       356        364
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,695     82,396
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   287,483    359,454
Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . .   (12,972)    (9,730)
Stock employee compensation trust . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,001)         -
                                                                                       ---------  ---------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .   321,561    432,484
                                                                                       ---------  ---------
          Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $706,288   $718,698
                                                                                       =========  =========

See accompanying notes.


POLICY MANAGEMENT SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME


                                                                Accumulated
                                      Additional                   Other
                             Common   Paid-In      Retained    Comprehensive     Unearned
                             Stock      Capital     Earnings       Income      Compensation     Total
                            ------- ------------- ----------   ------------   ------------  ----------
                                          (Dollars in thousands)
BALANCE, DECEMBER 31, 1996     $ 182     $106,104     $256,110     $    856             -     $363,252

Comprehensive income


  Net income . . . . . . . . . . .         -                        -     50,257          -          -     50,257
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -                        -          -     (9,020)         -     (9,020)
    Unrealized gain on
      marketable securities. . . .         -                        -          -         20          -         20
                                                                                                         ---------
Total comprehensive income . . . .    41,257
                                    ---------
Stock options exercised
  (240,018 shares) . . . . . . . .         3                   11,018          -          -          -     11,021
Repurchase of 79,900 shares
  of common stock. . . . . . . . .       ( 2)                  (5,032)         -          -          -     (5,034)
                                    ---------  -----------------------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1997 . . . .       183                  112,090    306,367     (8,144)         -    410,496

Comprehensive income
  Net income . . . . . . . . . . .         -                        -     53,271          -          -     53,271
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -                        -          -     (1,578)         -     (1,578)
    Unrealized gain on
      marketable securities. . . .         -                        -          -         (8)         -         (8)
                                                                                                         ---------
Total comprehensive income . . . .    51,685
                                    ---------
Stock dividend (18,426,691 shares)       184                        -       (184)         -          -          -
Stock options exercised
  (1,734,544 shares) . . . . . . .        18   61,623              -           -          -     61,641
Repurchase of 2,143,400 shares
  of common stock. . . . . . . . .       (21)                 (91,317)         -          -          -    (91,338)
                                    ---------  -----------------------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1998 . . . .       364                   82,396    359,454     (9,730)         -    432,484

Comprehensive income
  Net income . . . . . . . . . . .         -                        -    (71,971)         -          -    (71,971)
Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -                        -          -     (3,242)         -     (3,242)
                                                                                                         ---------
Total comprehensive income . . . .   (75,213)
                                    ---------
Purchase of shares for SECT. . . .         -                        -          -          -    (10,094)   (10,094)
Restricted stock vested. . . . . .         -                       (3)         -          -         19         16
Restricted stock forfeited . . . .         -                      (74)         -          -         74          -
Stock options exercised
  (243,452 shares) . . . . . . . .         2                    7,411          -          -          -      7,411
Repurchase of  1,015,513 shares
  of common stock. . . . . . . . .       (10)                 (33,035)         -          -          -    (33,045)
                                    ---------  -----------------------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1999 . . . .  $    356   $               56,695   $287,483   $(12,972)  $(10,001)  $321,561
                                    =========  =======================  =========  =========  =========  =========


See accompanying notes.


                  POLICY MANAGEMENT SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                      ---------------------------------------
                                                                       1999          1998            1997
                                                                     ---------     ---------     -----------
                                                                      (In thousands)
OPERATING ACTIVITIES
    Net (loss) income . . . . . . . . . . . . . . . . . . . . . . .  $ (71,971)  $  53,271   $  50,257
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . .    201,562      87,979      72,351
        Deferred income taxes . . . . . . . . . . . . . . . . . . .    (46,481)      5,338      13,365
        Provision for uncollectible accounts. . . . . . . . . . . .     12,350          90       2,951
        Gain on disposal of discontinued operations . . . . . . . .          -      (1,986)          -
        Acquisition related charges . . . . . . . . . . . . . . . .          -       3,732           -
    Changes in assets and liabilities:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . .     18,612     (37,775)     (5,594)
        Accrued revenues. . . . . . . . . . . . . . . . . . . . . .    (17,980)      7,739      (8,438)
        Other receivable. . . . . . . . . . . . . . . . . . . . . .     11,279           -           -
        Accounts payable and accrued expenses . . . . . . . . . . .    (18,023)     (3,540)     (4,422)
        Accrued restructuring and other charges . . . . . . . . . .      5,030          62      (2,307)
        Income taxes. . . . . . . . . . . . . . . . . . . . . . . .    (14,599)      1,903         876
        Unearned revenues . . . . . . . . . . . . . . . . . . . . .      1,967      (3,825)      8,966
        Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (1,708)    (13,195)        224
                                                                     ----------  ----------  ----------
             Cash provided by operations. . . . . . . . . . . . . .     80,038      99,793     128,229
                                                                     ----------  ----------  ----------

INVESTING ACTIVITIES
    Proceeds from sales/maturities of available-for-sale securities      2,108       3,257         250
    Proceeds from maturities of held-to-maturity securities . . . .          -       2,969           -
    Proceeds from sale of business segment. . . . . . . . . . . . .          -      23,826       2,900
    Acquisition of property and equipment . . . . . . . . . . . . .    (35,937)    (61,699)    (31,761)
    Capitalized internal software development costs . . . . . . . .    (67,106)    (59,642)    (62,508)
    Business acquisitions and investments . . . . . . . . . . . . .    (72,589)    (36,898)     (4,850)
    Proceeds from disposal of property and equipment. . . . . . . .      1,316       1,031         806
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,441)    (11,013)     (2,410)
                                                                     ----------  ----------  ----------
Cash used by investing activities . . . . . . . . . . . . . . . . .   (180,649)   (138,169)    (97,573)
                                                                     ----------  ----------  ----------

FINANCING ACTIVITIES
    Payments on long-term debt. . . . . . . . . . . . . . . . . . .   (349,012)    (67,593)   (181,219)
    Proceeds from borrowing under credit facilities . . . . . . . .    477,200     129,500     154,634
    Purchase of stock for Stock Employee Compensation Trust . . . .    (10,094)          -           -
    Issuance of common stock under stock option plans . . . . . . .      7,293      61,641      11,021
    Repurchase of outstanding common stock. . . . . . . . . . . . .    (33,045)    (91,338)     (5,034)
                                                                     ----------  ----------  ----------
             Cash provided (used) by financing activities . . . . .     92,342      32,210     (20,598)
                                                                     ----------  ----------  ----------

Net decrease in cash and equivalents. . . . . . . . . . . . . . . .     (8,269)     (6,166)     10,058
Cash and equivalents at beginning of period . . . . . . . . . . . .     26,013      32,179      22,121
                                                                     ----------  ----------  ----------
Cash and equivalents at end of period . . . . . . . . . . . . . . .  $  17,744   $  26,013   $  32,179
                                                                     ==========  ==========  ==========

SUPPLEMENTAL INFORMATION
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,275   $   2,174   $   3,328
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .     16,568      14,056      12,229


Non-cash transactions:

During 1999, the Company transferred $7.8 million ($15.0 million gross cost net of amortization) of contract acquisition costs at net book value to other receivables which was paid in January 2000.

During 1998, the Company recorded a liability and corresponding asset related to the deferral of $2.5 million of compensation expense payable in the form of restricted stock, vesting over five years.

During 1998, the Company transferred $11.3 million of property, plant and equipment at net book value to Lockheed Martin Corporation which was paid in January 1999.

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

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Financial statement line items that include significant estimates include the allowance for uncollectible receivables, accrued revenues, accrued restructuring charges, goodwill and other intangibles, net, capitalized software and costs, net, and income tax balances.

REVENUE  RECOGNITION

The Company's revenues are generated primarily by licensing software systems and providing outsourcing and professional services to the global insurance and related financial services industries. All revenues are recorded in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts" ("SOP 81-1").

Software systems are licensed under standard nonexclusive and nontransferable agreements, which generally have a noncancelable minimum term of six years and provide for an initial license charge and a monthly license charge. The initial license charge represents the grant of a right to use the software system currently available at the time the license is signed. It is recognized as revenue upon receipt of a contractual obligation and delivery of the software system provided the fee is fixed, determinable and probable of collection. The monthly license charge, which covers the right to use the product during the term of the agreement, also provides access to Maintenance, Enhancements and Services Availability ("MESA"). Under the maintenance provisions of MESA, the Company provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of MESA, the Company will provide unspecified enhancements to the licensed systems, which the Company may deliver from time to time to licensees of those systems, if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the MESA provision of the license agreement. Services Availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the MESA term. Customers can acquire perpetual rights to use the Company's software either at the time of the original license or at subsequent periods during the license term by paying additional license fees provided for in the contract. These fees are recognized as revenue when the perpetual rights are granted.

The Company provides professional support services, including systems implementation and integration assistance, and consulting and educational services. These support services are available under services agreements and are charged for separately under time and materials contracts and in some circumstances under fixed price arrangements. Revenues from time and materials arrangements are recognized as the services are performed. Under fixed price arrangements, revenue is recognized on the basis of the estimated percentage of completion of service provided. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined (see Note 15). Provisions for losses, if any, are recognized in the period in which they first become probable and reasonably estimable.

From time to time the Company enters into joint development arrangements. Although these arrangements are varied, the Company will undertake custom development of a product or enhancement and typically retain all marketing rights and titles to such development. Joint development arrangements are generally provided for under fixed price agreements and in some circumstances on a time and materials basis. The Company recognizes revenue equal to direct cost on the same basis as professional support services; however, where technological feasibility has already been established, the Company will capitalize the portion of development costs which exceed customer funding provided under the joint development arrangement.

The Company also offers Information Technology ("ITO") and Business Process Outsourcing ("BPO") services ranging from making available Company software licensed on a remote processing basis from the Company's data centers, complete systems management, processing, administrative support and automated information services to addressing the complete back office processing of insurance transactions. Outsourcing services are typically provided under contracts having terms from three to ten years. Long-term arrangements consisting of multiple elements are accounted for under percentage of completion. Revenue is recognized as services are performed and the obligations are fulfilled. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined (see Note 15). Provisions for losses, if any, are recognized in the period in which they become probable and reasonably estimable.

Accrued revenues on the Company's accompanying consolidated balance sheets represent revenues which the Company has earned in accordance with its accounting policies but that are not yet billable under the terms of the contracts as of the date of the balance sheet. These amounts are recoverable over the remaining life of the contract and are classified as either current or long-term. Generally, accrued revenues result from the timing of billings of license charges which are less than 12 months, the provisions of services and the application of percentage of completion accounting to the Company's long-term contracts.

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

Realized gains and losses are included in net income and the cost of securities sold is based on the specific identification method. Marketable securities were sold for cash proceeds of $2.1 and $3.3 million during 1999 and 1998, respectively. There were no sales of marketable securities during 1997.

PROPERTY  AND  EQUIPMENT

Property and equipment, including support software acquired for internal use, is stated at cost less accumulated depreciation and amortization. Property and equipment is depreciated on a straight-line basis over its estimated useful life.

Gains and losses on dispositions of property and equipment are determined based on the difference between the cash plus the fair value of any assets received (in the case of nonmonetary transactions) less the net book value of the asset disposed of at the date of disposition.

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

The Company amortizes goodwill over an estimated life of 3 to 15 years. Other identifiable purchased intangible assets are being amortized on a straight-line basis over their estimated period of benefit ranging from 3 to 10 years.

CAPITALIZED  SOFTWARE  COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," ("SFAS 86") certain costs incurred in the internal development of computer software and costs of purchased computer software, consisting primarily of software acquired through business acquisitions, are capitalized. Such capitalized costs are amortized over the "estimated useful life," generally 3 to 5 years, at the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method. Costs which are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. Product enhancements are improvements to existing products that are intended to extend the life or significantly improve the marketability of the original product. Costs incurred for product enhancements are charged to expense as research and development until technological feasibility of the enhancement has been established. If the original product is no longer to be marketed, the net book value of the original product is allocated to the cost of the enhancement. The cost of the enhanced product, including the cost allocated from the original product or enhancement if not allocated up, is amortized over the life of the enhancement. If the original product will remain on the market along with the enhancement, an allocation is made of the unamortized cost of the original product between the original product and the enhancement. All internal costs incurred prior to the establishment of technological feasibility have been expensed as research and development costs during the periods in which they were incurred and amounted to $0.5, $0.7 and $0.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as accelerated amortization in the period it is determined (see Note 6).

The Company also capitalizes certain costs in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). For projects to acquire, internally develop or modify software solely to meet its internal needs and for which there are no marketing plans ("internal-use software"), the Company expenses costs that are incurred in the preliminary project stage and capitalizes certain costs once the criteria in SOP 98-1 are met. Capitalized costs include payments to third parties for materials and services consumed in developing or obtaining internal-use software, employee compensation and benefits costs directly associated with the internal-use software project, and interest costs incurred during the development of internal-use software. Capitalized costs are amortized over the estimated useful life of the internal-use software, generally between 5 to 8 years. Capitalized internal-use software costs are included in property and equipment (see Note 4).

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

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Weighted average common shares outstanding for all periods have been restated to reflect the stock split in June 1998 (see Note 11). For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for the period ended December 31, 1999 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):



                             Year  Ended  December  31,
                       --------------------------------
                      1999            1998            1997
                      ----          ------          ------
                            Weighted  Average  Shares
                              -------------------------
Basic EPS. . . . . . . . . . .  35,549  36,441  36,468
Effect of common stock options       -   2,848   1,198
                                ------  ------  ------
Diluted EPS. . . . . . . . . .  35,549  39,289  37,666
                                ======  ======  ======

Weighted average shares for 1999 would have included 1,174,358 common stock equivalents if the Company had recorded net income. All options to purchase shares of common stock were included in the computation of diluted EPS for 1998.

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

The effect on the Company's operating revenues of adverse foreign currency exchange fluctuations (stated as current year international revenues translated at prior year average exchange rates) was $4.3 and $8.0 million for 1999 and 1998, respectively.

NEW  ACCOUNTING  STANDARDS

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gain or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific projected transactions. The Company had no derivative instruments at December 31, 1999 or 1998.

OTHER  MATTERS

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE  2.  ACQUISITIONS

     On June 30, 1999, the Company purchased DORN Technology Group, Inc. ("DORN"), a risk and claims management company, for $33.2 million in cash plus additional consideration of up to $3.0 million contingent upon the future performance of DORN, to be recorded as compensation expense as incurred until 2001. DORN owns the Riskmaster claims management software and the Quest healthcare facility software, and provides risk and claims management software and services mainly to the US self-insured market. The Company intends to grow DORN's business and further develop the Riskmaster and Quest systems to complement its existing claims products.

     On June 30, 1999, the Company purchased Financial Administrative Services, Inc. ("FAS"), a provider of business process outsourcing ("BPO"), for $13 million plus additional consideration of up to $12.0 million contingent on the future performance of FAS, to be capitalized as additional goodwill when paid until 2005. FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment. The Company intends to grow the business acquired.

     On March 31, 1999, the Company purchased Legalgard Partners, L.P. ("Legalgard"), a legal cost containment business for $23.2 million plus additional consideration of up to $4.3 million contingent upon the future performance of Legalgard, to be recorded as compensation expense as incurred until 2003. Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership System, a proprietary software system. The Company intends to continue growing Legalgard's existing services business and developing the technology acquired.

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

     On August 31, 1998, the Company purchased 100% of the outstanding common stock of The Leverage Group, Inc. ("TLG") for $25 million in cash. An independent appraiser estimated the fair market value of the assets acquired and liabilities assumed including the in-process research and development ("IPR&D"). TLG owns PolicyLink , a family of systems designed to support the administrative tasks associated with administration, commission processing, payout processing, and disbursement generation for life insurance and annuity contracts. In addition to continuing to market certain systems, the Company intends to integrate the family of systems with its existing product, Cyberlife , to provide a local area network solution that administers products ranging from traditional whole and term-life insurance to non-traditional, wealth-accumulation products including annuities and variable annuities. The Company recorded acquisition related charges of approximately $3.7 million related to the purchase of TLG (see Note 6).

     Approximately $2.0 million of these charges represent estimated purchased IPR&D based on the income approach valuation method. This amount reflects the fair value of a single subsystem that was substantially complete, is not being marketed and will be used in the Company's research and development activities. Consistent with the Company's basis of accounting for costs incurred to develop its software, this subsystem is not capitalizable under SFAS 86 and has no alternative future use other than in Research and Development. The remainder of these charges represents the previously capitalized historical cost of software purchased and internal in-process development of the Company that is no longer capitalizable based on SFAS 86 as a result of the acquisition.

     The acquisitions above have been recorded using the purchase method of accounting in accordance with Accounting Principles Board Option No. 16,
"Accounting for Business Combinations." Accordingly, the Consolidated Statements of Operations of the Company include the results of operations from the date of acquisition.


NOTE  3.  RESTRUCTURING  AND  OTHER  CHARGES

     During 1999, the Company recorded restructuring charges of approximately $12.9 million related to initiatives the Company took to eliminate costs through reductions in force of approximately 102 employees and reductions in space requirements. The Company also recorded $9.6 million cash charges incurred in connection with the settlement of litigation with Liberty Life Insurance Company. The 1998 and 1997 activity relates primarily to net rental payments on a facility previously vacated.

The following table reflects the activity related to restructuring charges for the three years ended December 31, 1999:

                                  Current     Non-current       Total
                                  -------     -----------     -------

  Balance at December 31, 1996. . . . .  $ 2,478   $1,340   $ 3,818

  1997 net activity . . . . . . . . . .   (2,333)      26    (2,307)
                                         --------  -------  --------

  Balance at December 31, 1997. . . . .  $   145   $1,366   $ 1,511
                                         --------  -------  --------

  1998 net activity . . . . . . . . . .      661     (599)       62
                                         --------  -------  --------

  Balance at December 31, 1998. . . . .  $   806   $  767   $ 1,573
                                         --------  -------  --------

  1999 activity:
    Additions:
    Involuntary terminations. . . . . .    6,647      617     7,264
    Vacated offices . . . . . . . . . .    3,819    1,470     5,289
    Reductions:
    Net rental payments on leased space   (2,866)    (140)   (3,006)
    Payments to terminated employees. .   (4,776)     (55)   (4,831)
                                         --------  -------  --------

  Balance at December 31, 1999. . . . .  $ 3,630   $2,659   $ 6,289
                                         ========  =======  ========

NOTE  4.  PROPERTY  AND  EQUIPMENT

     A summary of property and equipment is as follows (in thousands):



                                            Estimated          December 31,
                                                            ----------------------
                                           Useful Life       1999          1998
                                           -----------       -------      -------
                                             (Years)

Land. . . . . . . . . . . . . . . . . . . . . .          -   $   2,712   $  2,562
Buildings and improvements. . . . . . . . . . .      10-40      76,101     61,509
Construction in progress. . . . . . . . . . . .          -       1,588     11,922
Leasehold improvements. . . . . . . . . . . . .       1-10       7,560      5,808
Office furniture, fixtures and equipment. . . .       5-15      60,339     54,742
Computer and communications equipment
  and support software. . . . . . . . . . . . .        2-5     105,369    109,763
Internal use software . . . . . . . . . . . . .        3-8      17,233     11,981
Other . . . . . . . . . . . . . . . . . . . . .        3-5       4,312      5,614
                                                             ----------  --------
                                                   275,214     263,901
Less: Accumulated depreciation and amortization   (132,347)   (128,363)
                                                 ----------  ----------
Property and equipment, net . . . . . . . . . .  $ 142,867   $ 135,538
                                                 ==========  ==========



Depreciation and amortization charged to expense was $29.1, $26.4, and $27.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE  5.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     A summary of goodwill and other intangible assets is as follows (in thousands):

                                             December 31,
                                 -------------------------------

                                    1999                 1998
                                 -------              ----------

Goodwill. . . . . . . . . . . . . . . . .  $102,259   $ 73,156
Customer lists. . . . . . . . . . . . . .    26,875     21,181
Contract acquisition costs. . . . . . . .         -     15,000
Covenants not to compete. . . . . . . . .    11,083      9,158
Other . . . . . . . . . . . . . . . . . .    11,329      8,688
                                           ---------  ---------
                                            151,546    127,183
Less: Accumulated amortization. . . . . .   (40,522)   (45,782)
                                           ---------  ---------
Goodwill and other intangible assets, net  $111,024   $ 81,401
                                           =========  =========



     Amortization charged to expense was $20.5, $10.8 and $10.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company recorded $13.1, $29.6 and $10.4 million of intangible assets related to the acquisitions of Legalgard, DORN and FAS, respectively. During 1998, the Company recorded $20.4 and $2.6 million of intangible assets related to the acquisitions of TLG and CAF, respectively.

     Amortization of goodwill and other intangibles during 1999 includes approximately $6.1 million of impairment charges related primarily to past international acquisitions. These impairment charges were determined in the 1999 third quarter in accordance with Statement of Financial Accounting Standards No. 121.

During 1999, the Company transferred $7.8 million of contract acquisition costs at net book value ($15.0 million gross cost) to other receivables which was paid in January 2000.

NOTE 6.  CAPITALIZED SOFTWARE COSTS

     A summary of capitalized software costs is as follows (in thousands):



                                    December 31,
                             ------------------------------
                               1999                1998
                            --------             -------

Internally developed software .  $ 267,276   $ 374,172
Purchased software. . . . . . .     47,913      36,067
                                 ----------  ----------
                                   315,189     410,239
Less: Accumulated amortization.   (159,293)   (189,331)
                                 ----------  ----------
Capitalized software costs, net  $ 155,896   $ 220,908
                                 ==========  ==========



     Amortization charged to expense was $149.4, $41.1 and $33.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company recorded $9.0 and $7.5 million of purchased software related to the acquisitions of Legalgard and DORN, respectively. During 1998, the Company recorded $4.4 and $3.7 million of purchased software related to the acquisitions of CAF and TLG, respectively.


During the fourth quarter of 1999, the Company recorded approximately $18.1 million of accelerated amortization with $16.3 million related to its Banking Division and approximately $1.8 million for several smaller software products primarily in its international segment.

During the third quarter of 1999, the Company recorded approximately $94.3 million of accelerated amortization related to costs determined to be unrecoverable. Of this amount, approximately $77.6 million relates to Series II and S3+ , and approximately $16.7million relates to international operations.

     During the fourth quarter of 1998, the Company recorded impairment charges which have been reclassified to amortization in the amount of $9.6 million to write-off the unamortized portion of capitalized software development costs of principally two products. The Company had invested approximately $4.2 million in the development of a new software product called Visual Product Builder ("VPB"). VPB was intended to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming costs and time to market. During the Company's 1998 fourth quarter strategic planning, it became apparent that for technical and architectural reasons, VPB would not reach the level of market acceptance initially anticipated. Also during the fourth quarter, the Company identified CAF as a potential acquisition candidate, primarily based on CAF's successful development of VP/MS. VP/MS provides substantially the same function as VPB but without the technical and architectural issues that VBP presented. Therefore, the Company wrote off $3.9 million of unamortized previously capitalized VPB internal development costs. Also during its 1998 fourth quarter strategic planning, the Company determined to cease marketing its policy administration software in the Latin American market to pursue an alliance with another software vendor in that market. Consequently, the Company wrote off $4.5 million of unamortized internal development costs. The remaining amount of accelerated amortization related to unamortized development costs of lesser products that were determined to be unrecoverable.

NOTE 7.  LONG-TERM DEBT AND OTHER BORROWINGS

     Long-term debt is as follows (in thousands):



                                December 31,
                        -----------------------
                         1999             1998
                       --------         --------

Credit agreement borrowings  $225,000  $ 85,000

Line of credit. . . . . . .     4,000    15,000
Notes payable . . . . . . .     2,000       812
                             --------  --------
                              231,000   100,812
Less: Current portion . . .     4,000    15,812
                             --------  --------
Long-term debt. . . . . . .  $227,000  $ 85,000
                             ========  ========


     Interest cost incurred was $10.6, $2.9 and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest cost capitalized was $0.2, $0.8 and $0.1 million during 1999, 1998 and 1997, respectively.

       As of December 31, 1999, the Company had the following credit facilities: a $200 million line of credit with a syndicate of financial institutions which had $155 million outstanding, a $70 million term loan with three of the financial institutions in the line of credit syndicate and a $5 million uncommitted bank line of credit which had $4 million outstanding. Because of the large net loss in the fourth quarter, the Company was in violation of one of the covenants of both the line of credit and the term loan. Amendments of the related agreements were executed in February and March 2000 that return the Company to compliance.

       Under these amendments, the line of credit will be reduced to $180 million and, further, to $125 million on April 1, 2001. The line of credit will mature on July 1, 2001. Borrowings under the agreement bear interest at rates based upon the applicable London Interbank Offering Rate ("LIBOR") plus a spread of 2.75%. During 1999, loans under this agreement ranged in rates from 6.475% to 6.85%. Additionally, the Company pays a per annum fee on the aggregate amount of the line of credit commitment of .50%.

       Also, under the above-described amendments, the term loan will mature on January 31, 2001. Borrowings under the term loan bear interest payable at per annum rates based upon LIBOR plus increasing spreads over the term of the loan from 2.75% to 4.75%. Additionally, the Company pays a per annum fee on the aggregate amount of the term loan commitment of .50% and further fees of 1%, 1.25% and 1.5% of the amounts outstanding at July 15, October 15, and December 15, 2000, respectively.

       Both the line of credit and term loan will be secured by assets of the Company in 2000. The Company is also restricted from making certain investments and will continue to be subject to certain covenants including, but not limited, to the maintenance of an operating ratio and levels of tangible net worth.

     Future credit availability under the Company's amended loan agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, described above, the Company has concluded that it must restructure its capital base in order to reduce debt and take advantage of various growth opportunities. Accordingly, the Board of Directors has authorized the Company's management to explore various alternatives to achieve efficiencies and obtain equity or other financing.

NOTE  8.  COMMITMENTS  AND  CONTINGENCIES

COMMITMENTS

     On March 27, 1995, the Company entered into a long-term license and maintenance agreement in order to acquire rights to certain operating system management software products for use in the Company's worldwide data center operations. The agreement, which was re-negotiated during 1999, has a term ending June 2009, and may be renewed and extended for an additional period of five years, subject to mutual agreement and other modifications. Minimum contract payments by the Company over the remaining ten year term total approximately $54.6 million payable in specified annual installments over the ten-year period. In addition to minimum contract payments, the Company will pay an annual supplemental revenue fee, subject to certain provisions in the agreement, equal to a specified annual percentage of the Company's applicable prior year annual gross revenues, less the specified annual installment for such period. Minimum contract payments will be expensed on a straight-line basis over the remaining ten-year term. Annual supplemental revenue fees, if any, will be accrued in the period in which determined. The agreement provisions for the supplemental revenue fee were not met for 1999 or 1998.

In June 1998, a Data Processing Services Agreement was completed between the Company and Lockheed Martin Corporation ("Lockheed Martin"). Under its terms, the Company turned over operations of its Blythewood, South Carolina, data center to Lockheed Martin on July 1, 1998. The agreement sets forth an annual fee for each of the ten years of the agreement, payable in monthly installments. The amount was determined based on baseline resources, however, it will be adjusted for over or under usage of resources, inflation, and benchmarking results. The Company also made deposits of $2.6 million and a $2.0 million in 1999 and 1998, respectively. These amounts will reduce future payments beginning in June 2003. The baseline payments are as follows (in thousands):


     Year Ending December 31,
     ------------------------
2000 . . .  $ 22,824
2001 . . .    25,439
2002 . . .    29,740
2003 . . .    30,825
2004 . . .    33,425
Thereafter   137,447
            --------
Total. . .  $279,700
            ========



     During 1997, the Company entered into two five year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial terms of the agreements aggregate $8.6 million payable in specified monthly installments. At the end of the term of each agreement, the Company had the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease. Lockheed Martin assumed these leases.

The Company leased certain data processing and related equipment primarily under operating leases expiring through 2003. Rent expense under operating leases for such equipment was $2.8, $5.2 and $7.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company occupies leased facilities under various operating leases expiring through 2014. The leases for certain facilities contain options for renewal and provide for escalation of annual rentals based upon increases in the lessors' operating costs. Rent expense under leases for facilities was $17.2, $12.8 and $10.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease obligations under noncancelable operating leases are stated below and include payments over 16 years aggregating $3.2 million related to a leasehold planned for future abandonment, net of subleases (in thousands):


   Year Ending December 31,
  ------------------------
2000 . . .  $ 18,696
2001 . . .    16,740
2002 . . .    15,255
2003 . . .    11,220
2004 . . .     9,377
Thereafter    57,807
            --------
Total. . .  $129,095
            ========



CONTINGENCIES  -  LEGAL  PROCEEDINGS

     The Company is involved in litigation commenced in February 2000, in the District Court of Dallas County, Texas, by Chase Manhattan Mortgage Corporation ("Chase") related to the Company's mortgage loan origination products and services. The complaint alleges breach of contract, breach of warranty, misrepresentation, malpractice, misrepresentation and mismanagement and seeks a declaratory judgment and damages in excess of $20 million including amounts paid by Chase to the Company, internal costs, consulting fees, opportunity costs, reputational costs, attorneys fees and costs and punitive and exemplary damages. The Company has not yet responded to the Chase complaint, but believes that the allegations are without merit and are subject to various affirmative defenses and counterclaims.

     In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and Neuronworks, an entity retained by the Company in the development of COA, misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product. The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortious interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorney's fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortious interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case has been set for trial in December 2000. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

On January 7, 2000, following a morning news release by the Company that fourth quarter earnings would be below analyst estimates, the Company and three of its officers were named as defendants in an purported class action complaint filed on behalf of purchasers of the Company's stock during the period between October 22, 1998 and January 6, 2000. Since this initial filing, additional purported class actions have been filed, three in the United States District Court for the District of South Carolina and two in the United States District Court for the Southern District of New York (which are in the process of being transferred to South Carolina), purportedly on behalf of purchasers of the Company's stock during the period between October 22, 1998 and February 9 or 10, 2000.

These class action lawsuits allege violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on, among other things, alleged misleading statements, alleged failure to disclose material adverse information, alleged false financial reporting, alleged failure to report trends, demands or uncertainties, and alleged failure to implement and maintain adequate internal controls. Each of the complaints seeks unspecified compensatory damages, including interest, costs and attorney fees.

At a hearing held on March 20, 2000, the court granted plaintiffs' motion to consolidate all six cases, appointed four members of the class as lead plaintiffs and approved their selection of lead counsel, directed that the complaints in all but the first-filed case be dismissed without prejudice, and directed plaintiffs to file an amended consolidated complaint within 45 days.

Although the Company has not yet filed formal responses to these lawsuits, the Company believes the claims are without merit and is vigorously pursuing a full defense of these actions and allegations.

On March 10, 2000, one of the Company's employees, suing allegedly on behalf of herself and all former or current participants in the Company's 401(k) Retirement Savings Plan ("Plan") during the period October 22, 1998 through February 10, 2000, commenced a purported class action against the Company, its Chairman and three members of the Administrative Committee of the Company's 401(k) Retirement Savings Plan. The action alleges that the Plan's investment in the Company's stock violated Sections 502(a)(2) and (3) of ERISA and constituted a breach of fiduciary duty given defendants' alleged knowledge that the Company's stock price was artificially inflated throughout the class period as a result of the same series of alleged materially false and misleading statements that form the basis of the securities class action described above.

Although the Company's time to respond to this complaint has yet to occur, the Company believes the claims are without merit and intends to mount a vigorous defense to the allegations.

In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

On April 29, 1999, the Company received notice from the Internal Revenue Service ("IRS") of proposed adjustments to its 1994, 1995 and 1996 federal income tax returns. Should the IRS prevail in its position, a charge to income of approximately $16.3 million would result. The Company has submitted a response to the IRS and is awaiting a formal decision. Furthermore, the Company strongly disagrees with the proposed adjustments and is vigorously defending its position.

While the resolution of any of the above matters could have a material adverse effect on the results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. The Company, however, is unable to predict the ultimate outcome or the potential financial impact of these matters.


NOTE  9.  INCOME  TAXES

     A reconciliation of the difference between the actual income tax provision and the expected provision on pre-tax income (loss), computed using the applicable statutory rate, is as follows:

                                                          Year Ended December 31,
                                                        -----------------------------
                                                        1999      1998     1997
                                                       ----         ----        ----

Provision for taxes at the statutory rate . . . . . . . .  (35.0)%  35.0%  35.0%
Increase (decrease) in provision from:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . .     1.5    1.1    1.1
  State and local income taxes, net of federal tax effect  (  2.9)   1.5    1.3
  Other . . . . . . . . . . . . . . . . . . . . . . . . .   (   -)   2.1      -
                                                           -------  -----  -----
                                                           (  1.4)   4.7    2.4
                                                           -------  -----  -----
Effective income tax provision rate . . . . . . . . . . .  (36.4)%  39.7%  37.4%
                                                           =======  =====  =====


An analysis of the income tax provision is as follows (in thousands):



                                                          Year Ended December 31,
                                                         ----------------------------------------
                                                        1999         1998           1997
                                                        -------        -------         -------

Current domestic taxes . . . . . . . . . . . . . . . . .  $  2,225   $22,470   $ 6,983
Current foreign taxes. . . . . . . . . . . . . . . . . .      (596)    4,039     8,464
                                                          ---------  --------  --------
  Total current taxes. . . . . . . . . . . . . . . . . .     1,629    26,509    15,447
                                                          ---------  --------  --------
Deferred income taxes relating to temporary differences:
  Depreciation and amortization
    of property, equipment and intangibles . . . . . . .      (585)   (1,608)    2,138
  Capitalized software development costs . . . . . . . .   (39,466)    8,281    10,917
  Impairment and restructuring of operations . . . . . .         -         -       865
  Accounts receivable. . . . . . . . . . . . . . . . . .    (3,628)        -         -
  Litigation settlement and expenses, net. . . . . . . .     1,966      (553)    1,754
  Contract loss reserve. . . . . . . . . . . . . . . . .      (318)    1,787        24
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      (746)      727    (1,112)
                                                          ---------  --------  --------
                                                           (42,777)    8,634    14,586
                                                          ---------  --------  --------
Total income tax provision . . . . . . . . . . . . . . .  $(41,148)  $35,143   $30,033
                                                          =========  ========  ========



Actual current tax liabilities are lower than tax expenses reflected above for 1999, 1998 and 1997 by $1.7, $16.9 and $2.0 million, respectively, for the stock option deduction benefit recorded as a credit to stockholders' equity.

An analysis of the net deferred income tax assets and liabilities is as follows (in thousands):

                                                 December 31,
                                          ----------------------
                                         1999                 1998
                                         -------             --------

Current deferred assets. . . . . . . . . . .  $15,979  $ 9,336
                                              -------  -------

Long-term deferred assets:
  Net operating loss carryforward. . . . . .    7,567    7,567
  Foreign tax credit carryforward. . . . . .    2,202    6,161
  Other. . . . . . . . . . . . . . . . . . .   20,081   11,059
                                              -------  -------
    Long-term deferred assets. . . . . . . .   29,850   24,787
                                              -------  -------
      Total deferred assets. . . . . . . . .  $45,829  $34,123
                                              =======  =======

Long-term deferred liabilities:
  Depreciation and amortization of property,
    equipment and intangibles. . . . . . . .  $20,156  $17,629
  Capitalized software development costs . .   34,774   77,237
  Other. . . . . . . . . . . . . . . . . . .   13,584    3,367
                                              -------  -------
      Total deferred liabilities . . . . . .  $68,514  $98,233
                                              =======  =======



     Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1999 totaling approximately $23.4 million, which may be used to offset future taxable income. The foreign carryforwards have no expiration period. The Company has a valuation allowance of $1.4 million at December 31, 1999, related to certain of the foreign net operating losses that it does not anticipate utilizing.

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $32 million at December 31, 1999) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, there would be additional federal income tax expense of $1.8 million.

The Company has foreign tax credit carryforwards at December 31, 1999 of $4.2 million which will expire as follows: $1.2 million on December 31, 2001 and $3.0 million on December 31, 2002.


NOTE  10.  EMPLOYEE  BENEFIT  PLANS

STOCK  EMPLOYEE  COMPENSATION  TRUST

     In February 1999, the Company created a Stock Employee Compensation Trust (the "SECT"). The purpose of the SECT is to purchase shares of the Company's common stock on the open market, which will be released to fund various compensation related plans as necessary. The SECT is a non-qualified grantor trust whose financial statements are consolidated with the Company's. Shares in the trust will be presented in the manner of treasury stock, as a reduction of stockholder's equity. During 1999, the SECT purchased 257,564 shares.

401(K)  RETIREMENT  SAVINGS  PLAN

The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan to eligible employees. The Company matches 100% of the first 3% of salary contributed by the participant and matches 50% of the next 3% of salary contributed by the participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Non-vested and current Plan year Company contributions are invested in common stock of the Company. The Company's contribution on behalf of participating employees was $7.1, $5.3 and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Under the Plan, annual retainers for directors and annual bonuses for officers are paid partially in cash and partially in restricted stock. Generally, for those directors and officers who have achieved their annual targeted percentages of ownership, annual retainers or any annual bonuses will be paid 50% in cash and 50% in restricted stock (with a 50% addition to the stock portion to adjust value for restrictions). For directors and officers who have not achieved their annual targeted percentage of ownership, annual retainers or any annual bonuses will be paid 100% in restricted stock (with only a 25% addition to adjust value for restrictions). Directors and officers may elect not to participate in the Plan after having achieved 100% of the stock ownership guidelines applicable to their positions. In addition, other managers who receive an annual bonus may elect to participate in a manner similar to officers who are at guideline. Shares issued under the Plan generally vest ratably over five years. The aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 500,000 shares. During 1999 and 1998, 47,730 and 1,836 shares respectively were issued under the Plan. Also during 1999, 367 shares vested and 1,913 shares were forfeited.

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

STOCK  OPTION  PLANS

The Company has three plans under which options to purchase shares of the Company's common stock have been granted to eligible employees and members of the Board of Directors of the Company and its subsidiaries. Options under the 1999 Stock Option Plan (the "1999 Plan") and the 1989 Stock Option Plan (the "1989 Plan") expire ten years after the grant date and options under the 1993 Long Term Incentive Plan for Executives (the "1993 Plan") expire in January 2003. During 1999, options were granted under the 1999 Plan only. During 1998, options were granted under the 1989 Plan and the 1993 Plan. During 1997, options were granted under the 1989 Plan only.

Options granted under the 1999 Plan have exercise prices at 100% of market value at date of grant and generally become exercisable at the rate of 25% per year beginning one year from the date of grant.

Options granted under the 1989 Plan have exercise prices at 100% of market value at date of grant and generally become exercisable either at the rate of 20%, 25% or 33 1/3% per year beginning one year from date of grant.

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.9%, 5.2% and 5.7%; volatility factors of the expected market price of the Company's common stock of 38.9%, 36.2% and 35.4%; and weighted-average expected life of the options of 4.5, 4.3 and 4.4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

                                                 Year Ended December 31,
                                            ---------------------------------
                                            1999         1998         1997
                                            ----        -------     -------

 Net (loss) income
    As reported . . . . . . . . . .  $          (71,971)  $53,271  $50,257
    Pro forma . . . . . . . . . . .             (76,190)   44,634   43,691

  Basic (loss) earnings per share
    As reported . . . . . . . . . .  $            (2.02)  $  1.46  $  1.38
    Pro forma . . . . . . . . . . .               (2.14)     1.22     1.20

  Diluted (loss) earnings per share
    As reported . . . . . . . . . .  $            (2.02)  $  1.36  $  1.33
    Pro forma . . . . . . . . . . .               (2.14)     1.14     1.16


     Option activity under all of the stock option plans is summarized as follows:

                                                                                               Year Ended
                                                         ------------------------------------------------
December 31,
------------
                                                                       1999                    1998
                                                         ------------------        ----------------
            1997
----------------
                                             Weighted-                Weighted-            Weighted-
                                            Average                         Average    Average
                                            Exercise                       Exercise     Exercise
                                       Shares       Price           Shares     Price   Share    Price
                                        ---------   --------    ------------- ------- ------- -----------
Outstanding at beginning of year . . .   6,184,767   $    27.23    7,595,780   $24.61  6,917,764   $24.48
Granted. . . . . . . . . . . . . . . .     864,450        38.53    1,037,932    34.61  1,219,500    22.95
Exercised. . . . . . . . . . . . . . .    (243,452)       23.42   (2,066,731)   21.93   (480,036)   18.72
Forfeited. . . . . . . . . . . . . . .    (223,864)       32.18     (382,214)   24.07    (61,448)   22.96
                                        -----------              ------------          ----------
Outstanding at end of year . . . . . .   6,581,901   $    28.69    6,184,767   $27.23  7,595,780   $24.61
                                        ===========              ============          ==========

Options exercisable at year end. . . .   4,221,004    2,500,327    3,371,184

Shares available for future grant. . .     945,300            0    1,829,468

Weighted-average fair value of options
 granted during the year . . . . . . .  $    15.78   $    12.80  $      8.70

The following table summarizes information about fixed options outstanding at December 31, 1999:

                                             Options Outstanding
                                           ---------------------------
Options Exercisable
-------------------
                                                             Weighted-
                                                               Average
Weighted-                            Weighted-
                                                              Remaining
Average                               Average
                       Range of                  Contractual   Exercise
                       Exercise
                       Exercise Prices Shares   Life      Price Shares  Price
                       --------------  -----    -------  ------- --------- -------
                        15. . . .    167,368  4.3 years  $15.11    167,368 $15.11
                        16 to 18     446,546  5.9 years   17.16    288,866  16.97
                        21 to 24   2,627,504  5.6 years   22.79  1,902,498  22.72
                        25 to 27     603,414  5.0 years   25.88    430,664  25.72
                        33 to 40   2,032,905  7.1 years   36.53    727,444  34.54
                        41 to 46     704,164  3.0 years   40.97    704,164  40.97
                                  ----------                     ---------
6,581,901.  4,221,004
==========  =========




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


NOTE  12.  CERTAIN  TRANSACTIONS

LICENSING  TRANSACTIONS

     Licensing revenues in 1999 include $2.5 and $4.1 million from the licensing of the recently acquired Legalgard and DORN products, respectively. Initial license revenues in 1999 also include $2.9 million for a COA license to the former owners of Legalgard, and $2.0 million for a license of several of the Company's life and financial solutions products to the former owners of FAS. License revenues in 1999 also include $3.3 million from the sale of hardware remarketed by the Company in conjunction with licenses of its software.

Licensing revenues in 1998 include $2.2 million of license agreements with the purchaser of the discontinued life information services segment.

Licensing revenues in 1997 include $1.8 million of initial license agreements with the purchaser of the discontinued property and casualty information services segment.

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

OTHER

During 1999 and 1998, the Company repurchased 1,015,513 and 2,143,400 shares (2,388,200 restated for stock split) of the Company's stock on the open market, respectively.

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

Information about the Company's operations for the past three years is as follows:



Year Ended December 31,
-----------------------

1999               1998              1997
----        -----------        ----------

(In thousands)
REVENUES FROM EXTERNAL CUSTOMERS


    Property and casualty . . . . . . . . . . . . .  $ 279,035   $278,832   $249,331
    Life and financial solutions. . . . . . . . . .    189,572    150,564    101,593
                                                     ----------  ---------  ---------
      Total US revenues . . . . . . . . . . . . . .    468,607    429,396    350,924
    International . . . . . . . . . . . . . . . . .    175,412    178,062    167,247
                                                     ----------  ---------  ---------
          Total revenues from continuing operations  $ 644,019   $607,458   $518,171
                                                     ==========  =========  =========

  Discontinued Information Services Operations
    Property and casualty . . . . . . . . . . . . .  $       -   $      -   $ 64,649
    Life. . . . . . . . . . . . . . . . . . . . . .          -     11,968     64,611

(LOSS) INCOME FROM CONTINUING OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $ (29,562)  $ 77,563   $ 72,055
    Life and financial solutions. . . . . . . . . .     (4,846)    33,895     21,627
    Corporate . . . . . . . . . . . . . . . . . . .    (40,818)   (26,434)   (26,622)
                                                     ----------  ---------  ---------
      Total US operating (loss) income. . . . . . .    (75,226)    85,024     67,060
    International . . . . . . . . . . . . . . . . .    (29,046)     2,408     12,133
                                                     ----------  ---------  ---------
        Operating (loss) income . . . . . . . . . .   (104,272)    87,432     79,193

    Equity in earnings of unconsolidated affiliates      1,908      1,163      1,189
    Minority interest . . . . . . . . . . . . . . .        (62)      (104)         -
    Other income and expenses . . . . . . . . . . .    (10,693)    (2,136)    (3,583)
    Income tax (benefit) expense. . . . . . . . . .    (41,148)    32,619     28,536
                                                     ----------  ---------  ---------
        (Loss) income from continuing operations. .  $ (71,971)  $ 53,736   $ 48,263
                                                     ==========  =========  =========

DISCONTINUED INFORMATION SERVICES OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $       -   $ (1,586)  $    533
    Life. . . . . . . . . . . . . . . . . . . . . .          -      3,672      2,958
    Other income and expenses . . . . . . . . . . .          -        (27)         -
    Income taxes. . . . . . . . . . . . . . . . . .          -      2,524      1,497
                                                     ----------  ---------  ---------
      Discontinued operations, net. . . . . . . . .  $       -       (465)  $  1,994
                                                     ==========  =========  =========


*Income includes special charges and write-offs.



             Year Ended December 31,
------------------------------------

1999               1998               1997
----        -----------        -----------

(In thousands)


DEPRECIATION AND AMORTIZATION
    Property and casualty. . . . . . . . . . . . . . .  $110,518   $29,571   $26,203
    Life and financial solutions . . . . . . . . . . .    37,429    15,142    14,878
    Corporate. . . . . . . . . . . . . . . . . . . . .     7,909     8,819    13,148
    International. . . . . . . . . . . . . . . . . . .    45,707    23,840    16,682
    Transferred to selling, general and administrative    (9,774)   (4,416)   (3,153)
                                                        ---------  --------  --------
      Total depreciation and amortization. . . . . . .  $191,789   $72,956   $67,758
                                                        =========  ========  ========

    Discontinued Information Services Operations
      Property and casualty. . . . . . . . . . . . . .  $      -   $     -   $   179
      Life . . . . . . . . . . . . . . . . . . . . . .         -     1,011       954






                     As of December 31,
--------------------------------------------------------

     1999               1998              1997
---------      -------------       -----------

(In thousands)


IDENTIFIABLE ASSETS
  Enterprise software and services
    Property and casualty. . . . . . . . .  $404,465   $405,788   $339,649
    Life and financial solutions . . . . .   157,312    153,484    103,701
  Life information services (discontinued)         -          -     21,368
  Corporate. . . . . . . . . . . . . . . .    36,533     36,342     34,863
                                            ---------  ---------  ---------
      Total US identifiable assets . . . .   598,310    595,614    499,581
  International. . . . . . . . . . . . . .   150,979    150,698    142,881
  Eliminations . . . . . . . . . . . . . .   (43,001)   (27,614)   (24,056)
                                            ---------  ---------  ---------
      Total identifiable assets. . . . . .  $706,288   $718,698   $618,406
                                            =========  =========  =========

LONG-LIVED ASSETS
  US . . . . . . . . . . . . . . . . . . .  $402,005   $417,549   $361,383
  International. . . . . . . . . . . . . .    90,928     83,923     71,214
                                            ---------  ---------  ---------
      Total long-lived assets. . . . . . .  $492,933   $501,472   $432,597
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

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Financial statement line items that include significant estimates include the allowance for uncollectible receivables, accrued revenues, accrued restructuring charges, goodwill and other intangibles, net, capitalized software and costs, net, and income tax balances. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ from these estimates.

A significant portion of both the Company's revenue and its operating income is derived from initial licensing charges received as part of the Company's software licensing activities. Because a substantial portion of these revenues is recorded at the time new systems are licensed, there can be significant fluctuations from period to period in the revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control. The Company believes that current and potential customers' decisions to enter into license agreements with the Company may be significantly affected by investments that have been made in existing information systems for Year 2000 remediation and the uncertainty arising from the emergence of the Internet as a viable distribution channel for insurance. However, at this time the Company is unable to predict what the future impact of these items, if any, will be.

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

Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base across the insurance industry. The Company performs ongoing credit evaluations on certain of its customers' financial conditions, but generally does not require collateral to support customer receivables. The Company includes in its allowance for uncollectible accounts amounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


NOTE  15.  ACCOUNTING  CHANGES

Change  in  Accounting  Principle

On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which among other guidance clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101. These adjustments arose from fees of $3.0 million received on two joint marketing arrangements in the second quarter, and the existence of acceptance terms in a single DORN license agreement totaling $0.2 million in the third quarter. As required by SAB 101, the Company has treated these adjustments as a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, and therefore has deferred this revenue in 1999. A cumulative catch-up adjustment of $3.2 million was recorded in the fourth quarter of 1999.

Changes  in  Estimates

     As a result of 1999 fourth quarter changes in estimates related to two long-term services agreements accounted for under the percentage of completion method, the Company recorded a cumulative catch-up adjustment in the fourth quarter of 1999 of $8.4 million. The adjustment has been recorded as a reduction in Services revenues. In March 2000, certain business conditions and a new agreement led to the international adjustment of $5.3 million while the domestic adjustment of $3.1 million was a result of customer notification of the exercise of an early termination by convenience clause.

During the fourth quarter of 1999 and continuing into the first quarter of 2000, rising interest rates caused significant declines in mortgage loan originations and reduced profits for mortgage loan originators. This in turn lead many existing and prospective customers of the Company's Banking Division to reevaluate their loan origination software system requirements. Consequently, the Company established reserves against approximately $8.3 million of accounts receivable based on disputes with several significant Banking Division customers. The Company is in continuing dialogue with these customers and is in various stages of negotiations or resolution concerning these disputes.

During the fourth quarter of 1999, the Company recorded approximately $18.1 million of accelerated amortization with $16.3 million related to its Banking Division and approximately $1.8 million for several smaller software products primarily in its internation segment.

NOTE  16.  SUBSEQUENT  EVENT

     On January 21, 2000, the Company announced its intent to change the name of the Company to Mynd Corporation. Approval requires a two-thirds vote of the shareholders at the annual shareholders meeting scheduled for May 9, 2000. If approved by shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange. Meanwhile, management intends to proceed with a campaign to promote acceptance and awareness of the new name.


POLICY MANAGEMENT SYSTEMS CORPORATION
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

     Reported     Restated     Reported     Restated
         First        First      Second      Second       Third      Fourth
      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
     --------     --------     --------     --------     --------     --------
                                    (In thousands, except per share data)
1999


Revenues . . . . . . . . . . . . .  $161,475   $160,349   $172,346   $173,532   $ 168,788   $141,350
Operating income (loss). . . . . .    23,510     22,786     25,981     27,097    (107,690)   (46,465)
Other (expenses) and income, net .    (1,282)    (1,282)    (2,564)    (2,564)     (3,325)    (3,522)
Income (loss) before income taxes.    22,330     21,606     23,525     24,641    (110,709)   (48,657)
Cumulative effect of change in
  accounting principle . . . . . .         -          -          -          -           -     (3,200)
Net income (loss). . . . . . . . .  $ 14,068   $ 13,617   $ 14,820   $ 15,516   $ (70,448)  $(30,655)
Basic earnings (loss) per share. .  $   0.39   $   0.38   $   0.42   $   0.44   $   (1.99)  $  (0.86)
Diluted earnings (loss) per share.  $   0.37   $   0.36   $   0.41   $   0.42   $   (1.99)  $  (0.86)
Impact on basic earnings (loss)
  per share. . . . . . . . . . . .         -          -          -          -           -     ($0.06)
Impact on diluted earnings (loss)
  per share. . . . . . . . . . . .         -          -          -          -           -     ($0.06)



     The first and second quarters of 1999 have been restated to reflect principally the correction of an error caused by the oversight or misuse of the facts that existed at the time the financial statements were prepared surrounding the resolution of a dispute concerning a license agreement.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which among other guidance clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101. These adjustments arose from fees of $3.0 million received on two joint marketing arrangements in the second quarter, and the existence of acceptance terms in a single DORN license agreement totaling $0.2 million in the third quarter. As required by SAB 101, the Company has treated these adjustments as a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, and therefore has deferred this revenue in 1999. A cumulative catch-up adjustment of $3.2 million was recorded in the fourth quarter of 1999.



         First             Second           Third            Fourth
                                                                         Quarter
                                                                       ---------
   Quarter        Quarter       Quarter
----------     ----------     ---------

(In thousands, except per share data)


                                       1998
Revenues. . . . . . . . . . . . .  $140,421   $144,889   $151,303   $170,845
Operating income. . . . . . . . .    20,848     22,375     22,429     21,780
Other (expenses) and income, net.      (425)      (370)      (603)      (738)
Income from continuing operations
  before income taxes . . . . . .    20,628     22,208     21,911     21,608
Discontinued operations, net. . .       322       (386)         -       (401)
Net income. . . . . . . . . . . .  $ 13,189   $ 13,596   $ 13,171   $ 13,315
Basic earnings per share. . . . .  $   0.36   $   0.37   $   0.36   $   0.37
Diluted earnings per share. . . .  $   0.34   $   0.34   $   0.33   $   0.34

                                       1997
Revenues. . . . . . . . . . . . .  $115,083   $123,828   $131,955   $147,305
Operating income. . . . . . . . .    15,774     16,643     20,738     26,038
Other (expenses) and income, net.      (790)    (1,012)    (1,007)      (774)
Income from continuing operations
  before income taxes . . . . . .    15,354     15,951     20,005     25,489
Discontinued operations, net. . .       468        694        386        446
Net income. . . . . . . . . . . .  $ 10,092   $ 10,694   $ 12,937   $ 16,534
Basic earnings per share. . . . .  $   0.28   $   0.29   $   0.35   $   0.45
Diluted earnings per share. . . .  $   0.27   $   0.29   $   0.34   $   0.43



     The results of operations in 1998 third and forth quarters include $3.7 million and $9.6 million of charges related to the acquisition of TLG and accelerated amortization, respectively. For a further discussion of these charges see Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                    SCHEDULE II


POLICY MANAGEMENT SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS


          Additions
-------------------
                                                                              Balance
Charged
                                                                                  at
Charged              to                                      Balance
                                                                            Beginning
to                Other                                     at End
Description                                                           of Period    Expenses
-------------------------------------------------------------------------------------------
Accounts      Deductions       of Period
----------------------------------------

(In thousands)


Allowance for uncollectible amounts
Year ended December 31, 1999. . . . . . . . . . .  $2,051   12,350      -   (1,401)(1)  $13,000

Allowance for uncollectible amounts
Year ended December 31, 1998. . . . . . . . . . .  $2,628       90      -     (667)(1)  $ 2,051

Allowance for uncollectible amounts
Year ended December 31, 1997. . . . . . . . . . .  $  883    2,951      -   (1,206)(1)  $ 2,628

Accrued restructuring and lease termination costs
Year ended December 31, 1999. . . . . . . . . . .  $1,573  9,472(2)     -    4,756 (3)  $ 6,289

Accrued restructuring and lease termination costs
Year ended December 31, 1998. . . . . . . . . . .  $1,511     62(2)     -           -   $ 1,573

Accrued restructuring and lease termination costs
Year ended December 31, 1997. . . . . . . . . . .  $3,818    109(2)     -   (2,416)(3)  $ 1,511

Allowance for deferred tax assets
Year ended December 31, 1999. . . . . . . . . . .  $1,677        -      -   (1,677)(4)  $     -

Allowance for deferred tax assets
Year ended December 31, 1998. . . . . . . . . . .  $2,600        -    406   (1,329)(4)  $ 1,677

Allowance for deferred tax assets
Year ended December 31, 1997. . . . . . . . . . .  $2,804        -   (204)          -   $ 2,600


Notes:
   (1) Write-off of amounts uncollectible.
   (2)  Principally relates to amounts estimated for employee severance and outplacement and to ongoing  lease  obligations  and/or  terminations for the planned future abandonment of certain leased  office  facilities,  including  credit  amounts  for  changes  in  these  estimates.
   (3)  Principally  cash  payments  related  to  lease terminations and employee severance and outplacement  costs.
   (4)  Utilization  of  capital  loss  carryforwards.

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS
POLICY  MANAGEMENT  SYSTEMS  CORPORATION

     Our audits of the consolidated financial statements of Policy Management Systems Corporation referred to in our report dated March 30, 2000 appearing on page 27 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 28 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                       PricewaterhouseCoopers LLP


Atlanta, Georgia
March 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information other than the listing of Executive Officers of the Company, which is set forth in Part I of this Form 10-K, is contained under the heading "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION

     The section of the Company's 2000 Proxy Statement titled "Compensation Plans and Arrangements" is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The sections of the Company's 2000 Proxy Statement titled "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" are incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The  section  of  the  Company's  2000 Proxy Statement titled "Compensation
Committee Interlocks and Insider Participation" is incorporated herein by reference.

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

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1999 is incorporated herein by reference.

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

(REGISTRANT)     POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)     /s/     Timothy V. Williams
(NAME AND TITLE)          Timothy V. Williams, Executive Vice President
DATE  March 26, 1999          and Chief Financial Officer

BY (SIGNATURE)     /s/     Jacques E. McCormack
(NAME AND TITLE)          Jacques E. McCormack, Senior Vice President,
DATE  March 26, 1999          Corporate Controller


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


BY (SIGNATURE)     /s/     Dr. John M. Palms
(NAME AND TITLE)          Dr. John M. Palms, Director
DATE  March 26, 1999


BY (SIGNATURE)     /s/     Joseph D. Sargent
(NAME AND TITLE)          Joseph D. Sargent, Director
DATE  March 26, 1999


BY (SIGNATURE)     /s/     John P. Seibels
(NAME AND TITLE)          John P. Seibels, Director
DATE  March 26, 1999


BY (SIGNATURE)     /s/     Richard G. Trub
(NAME AND TITLE)          Richard G. Trub, Director
DATE  March 26, 1999

                      POLICY MANAGEMENT SYSTEMS CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number

 3     ARTICLES  OF  INCORPORATION  AND  BY-LAWS

 .1     Bylaws  of  the  Company,  as  amended  through  September  2,  1999, incorporating all amendments thereto subsequent to July 19, 1994 (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference)

 .2     Articles  of Incorporation of the Company, as amended through October 13,
1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

 .1     Specimen  forms of certificates for Common Stock of the Company (filed as an Exhibit to Registration Statement No. 2-74821, dated December 16, 1981, and is incorporated herein by reference)

 .2     Articles  of Incorporation of the Company, as amended through October 13,
1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

10     MATERIAL  CONTRACTS

 .1     Conformed  copy  of  Development  and  Marketing  Agreement  between
International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

 .2     Policy  Management  Systems  Corporation 1989 Stock Option Plan (File No.
0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

 .3     Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

 .4     Employment  Agreement  with  Stephen  G. Morrison (filed as an Exhibit to
Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

 .5     Stock  Option/Non-Compete Agreement with Stephen G. Morrison (filed as an
Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

 .6     Employment  Agreement  with  Timothy  V. Williams (filed as an Exhibit to
Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 .7     Stock  Option/Non-Compete  Form  Agreement  for  named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

 .8     Stock  Option/Non-Compete  Form  Agreement  for  named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

 .9     Stock  Option/Non-Compete  Form  Agreement  for  named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 .10     Policy  Management Systems Corporation 1993 Long-Term Incentive Plan for
Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 .11     First  Amendment to the Policy Management Systems Corporation 1989 Stock
Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

 .12     Fourth Amendment to the Policy Management Systems Corporation 1989 Stock
Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

 .13     Second and Third Amendments to the Policy Management Systems Corporation
1989  Stock  Option  Plan  (filed as Exhibits to Form 10-Q for the quarter ended
June  30,  1995,  and  is  incorporated  herein  by  reference)

 .14     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

 .15     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

 .16     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

 .17     Stock  Option/Non-Compete  Agreement  with  Timothy  V.  Williams  dated
February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

 .18     Stock  Option/Non-Compete  Agreement  with Timothy V. Williams dated May
10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

 .19.     Registration  Rights  Agreement,  dated  March  8, 1996, between Policy
Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

 .20     Shareholders  Agreement  dated  March 8, 1996, between Policy Management
Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

 .21     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

 .22     Employment  Agreement  Form dated November 7, 1996, for Messrs. Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

 .23     Stock  Option/Non-Compete  Agreement  with  Stephen  G.  Morrison  dated
October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996, and is incorporated herein by reference)

 .24     Stock  Option/Non-Compete Form Agreement dated January 8, 1997 for named executive officers together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997, and is incorporated herein by reference)

 .25     Form  of  Amendment  No.  1  to  the  Employment Agreements with Messrs.
Morrison and Williams, together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference)

 .26     Form  of  Employment  Agreements with Messrs. Wilson and Bailey together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

 .27     Credit  Agreement  dated  as  of August 8, 1997, among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference)

 .28     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with a schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference)

 .29     Policy  Management  Systems  Corporation Restricted Stock Ownership Plan
(filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference)

 .30     Form  of  Restricted  Stock  Award  Agreement dated August 11, 1998 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference)

 .31     Employment  Agreement  with  Michael  W. Risley dated February 23, 1999, effective  November  10,  1998  (filed  herewith)

 .32     Form  of  Restricted  Stock  Award  Agreement  dated  March 1, 1999 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1999 and is incorporated herein by reference)

 .33     Form  of  Restricted  Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1999 and is incorporated herein by reference)

 .34     Stock  Option/Non-Compete  Form  Agreement  for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference)

 .35     Stock Option/Non-Compete Form Agreement with Michael W. Risley dated May
11, 1999 (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference)

 .36     Form  of  1999  Bonus  Plan  for  named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference)

 .37     Promissory  Note  dated  July 21, 1999 between Policy Management Systems
Corporation and First Union National Bank (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by reference)

 .38     Modification  Number  One  dated October 15, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed herewith)

 .39     Modification  Number  Two  dated October 28, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed herewith)

 .40     Stock  Option/Non-Compete  Form  Agreement  dated May 11, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed herewith)

 .41     Stock  Option/Non-Compete  Form  Agreement dated August 9, 1999 with Mr.
Harald  J.  Karlsen  (filed  herewith)

 .42     Stock Option/Non-Compete Form Agreement dated November 8, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed herewith)

 .43     Form  of  Restricted  Stock Award Agreement dated February, 1999 for Mr.
Michael  D.  Gantt  (filed  herewith)

 .44     Change  in Control Severance Pay Plan for Select Employees dated October
22, 1996 together with schedule identifying particulars for Michael D. Gantt and Harald J. Karlsen (filed herewith)

 .45     Term  Loan  Agreement between Policy Management Systems Corporation, the
Guarantors Party, Bank of America, N.A. and other financial institutions in the amount of $70 million dated November 5, 1999 (filed herewith)

21     SUBSIDIARIES  OF  THE  REGISTRANT

     .1     Filed  herewith

23     CONSENTS  OF  EXPERTS  AND  COUNSEL

     .1     Consent  of  PricewaterhouseCoopers  filed  herewith

27     FINANCIAL  DATA  SCHEDULES

     .1     1999  filed  herewith  (EDGAR  version  only)