Form 10-Q/A
period 1999-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-04-26
CIK 356226

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX

Part  I  and  II  are  amended  by  the  following:


PART  I.  FINANCIAL  INFORMATION                    PAGE

Item  1.  Financial  Statements


Consolidated Statements of Income for the Three
Months Ended March 31, 1999 and 1998 . . . . . .      3

Consolidated Balance Sheets as of March 31, 1999 and
December 31, 1998 . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Three
Months Ended March 31, 1999. . . . . . . . . . . . .  5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1999 and 1998 . . . . .  6

Notes to Consolidated Financial Statements. . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . .  11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . .  22

Signatures. . . . . . . . . . . . . . . . . . . . .  23


                                     PART I
                              FINANCIAL INFORMATION
                      POLICY MANAGEMENT SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three  Months
                                                    Ended  March  31,
                                                    1999       1998
                                                      (Unaudited)
                                                     --------------
                                                 (In  thousands,  except
                                                    per  share  data)


REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 34,766   $ 28,737
 Services. . . . . . . . . . . . . . . . . . . .   125,523    111,684
                                                  ---------  ---------
                                                   160,289    140,421
                                                  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
   Employee compensation and benefits. . . . . .    73,658     63,242
   Computer and communications expenses. . . . .    11,929      7,790
   Depreciation and amortization of property,
    equipment and capitalized software costs . .    16,157     15,226
   Other costs and expenses. . . . . . . . . . .     7,416      6,061
 Selling, general and administrative expenses. .    25,572     24,831
 Amortization of goodwill and other intangibles.     3,077      2,423
                                                  ---------  ---------
                                                   137,809    119,573
                                                  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . .    22,480     20,848

Equity in earnings of unconsolidated affiliates.       140        205

Minority interest. . . . . . . . . . . . . . . .       (38)         -

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .       252        502
  Interest expense and other charges . . . . . .    (1,493)      (927)
                                                  ---------  ---------
                                                    (1,241)      (425)
                                                  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . . . . . . .    21,341     20,628
Income taxes . . . . . . . . . . . . . . . . . .     7,890      7,761
                                                  ---------  ---------

INCOME FROM CONTINUING OPERATIONS. . . . . . . .    13,451     12,867

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $215. . . . . . . . . . . . . . . . . . .         -        322
                                                  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . .  $ 13,451   $ 13,189
                                                  =========  =========

BASIC EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.37   $   0.35
  Income from discontinued operations. . . . . .         -       0.01
                                                  ---------  ---------
                                                  $   0.37   $   0.36
                                                  =========  =========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations. . . . . . .  $   0.35   $   0.33
  Income from discontinued operations. . . . . .         -       0.01
                                                  ---------  ---------
                                                  $   0.35   $   0.34
                                                  =========  =========

Weighted average common shares . . . . . . . . .    36,128     36,687
Weighted average common shares assuming dilution    38,336     39,192


See  accompanying  notes


                       POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)   (Audited)
                                                        March  31, December  31,
                                                            1999       1998
                                                         --------    --------
                                                            (In  thousands,
                                                           except share  data)


Assets
Current assets
 Cash and equivalents. . . . . . . . . . . . . . . . . . .  $ 14,294   $ 26,013
 Receivables, net of allowance for uncollectible
  amounts of $1,800 ($2,051 at 1998) . . . . . . . . . . .   143,988    123,427
 Accrued revenues. . . . . . . . . . . . . . . . . . . . .    40,691     26,557
 Deferred income taxes . . . . . . . . . . . . . . . . . .     7,121      9,336
 Other receivable. . . . . . . . . . . . . . . . . . . . .         -     11,279
 Prepaids. . . . . . . . . . . . . . . . . . . . . . . . .    12,693      8,645
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .    13,850     11,866
                                                            ---------  ---------
   Total current assets. . . . . . . . . . . . . . . . . .   232,637    217,123

Property and equipment, at cost less accumulated
 depreciation and amortization of $128,740
 ($128,363 at 1998). . . . . . . . . . . . . . . . . . . .   141,499    135,538
Accrued revenues . . . . . . . . . . . . . . . . . . . . .     9,742      7,844
Income tax receivable. . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . .    82,540     81,401
Capitalized software costs, net. . . . . . . . . . . . . .   226,559    220,908
Deferred income taxes. . . . . . . . . . . . . . . . . . .    24,277     24,787
Investments. . . . . . . . . . . . . . . . . . . . . . . .     9,953      9,661
Cost of acquisition to be allocated. . . . . . . . . . . .    22,108          -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    18,949     17,395
                                                            ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . .  $772,305   $718,698
                                                            =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . .  $ 49,961   $ 57,129
 Current portion of long-term debt . . . . . . . . . . . .     7,241     15,812
 Income taxes payable. . . . . . . . . . . . . . . . . . .    18,723      9,202
 Unearned revenues . . . . . . . . . . . . . . . . . . . .    20,709     15,804
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .       862        988
                                                            ---------  ---------
   Total current liabilities . . . . . . . . . . . . . . .    97,496     98,935

Long-term debt . . . . . . . . . . . . . . . . . . . . . .   157,000     85,000
Deferred income taxes. . . . . . . . . . . . . . . . . . .    96,872     98,233
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,739      3,520
                                                            ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . .   355,107    285,688
                                                            ---------  ---------

Minority interest. . . . . . . . . . . . . . . . . . . . .       551        526

Commitments and contingencies (Note 3)

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares authorized         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
 35,886,073 shares issued and outstanding
 (36,357,139 at December 31, 1998) . . . . . . . . . . . .       359        364
Additional paid-in capital . . . . . . . . . . . . . . . .    65,559     82,396
Retained earnings. . . . . . . . . . . . . . . . . . . . .   372,905    359,454
Accumulated other comprehensive income . . . . . . . . . .   (12,101)    (9,730)
Stock employee compensation trust. . . . . . . . . . . . .   (10,075)         -
                                                            ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . .   416,647    432,484
                                                            ---------  ---------
     Total liabilities and stockholders' equity. . . . . .  $772,305   $718,698
                                                            =========  =========


See  accompanying  notes


                            POLICY MANAGEMENT SYSTEMS CORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   AND COMPREHENSIVE INCOME
                                         (Unaudited)

                                                             Accumulated     Stock
                             Additional                        Other        Employee
                               Common    Paid-In   Retained  Comprehensive Compensation
                                Stock    Capital   Earnings   Income(1)      Trust     Total
                                -----    -------   --------   ---------   ---------   -------
                                              (Dollars  in  thousands)



BALANCE, DECEMBER 31, 1998. .  $   364   $ 82,396   $359,454  $ (9,730)  $      -   $432,484

Comprehensive income
 Net income . . . . . . . . .        -          -     13,451         -          -     13,451
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .        -          -          -    (2,371)         -     (2,371)
                                                                                    ---------
Total comprehensive income.                                                       .   11,080
                                                                                     --------

Purchase of shares for SECT .        -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . .        -         (3)         -         -         19         16
Stock options exercised
  (108,934 shares). . . . . .        1      3,957          -         -          -      3,958
Repurchase of 580,000 shares
  of common stock . . . . . .       (6)   (20,791)         -         -          -    (20,797)
                               --------  ---------  --------  ---------  ---------  ---------

BALANCE, MARCH 31, 1999 . . .  $   359   $ 65,559   $372,905  $(12,101)  $(10,075)  $416,647
                               ========  =========  ========  =========  =========  =========


See  accompanying  notes

(1)     Comprehensive  income  for  the  three  months  ended  March  31,  1998 was $12,881.



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three  Months
                                                            Ended  March  31,
                                                            1999       1998
                                                           ------     ------
                                                           (In  thousands)
Operating  Activities


 Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 13,451   $ 13,189
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . .    20,403     19,718
   Deferred income taxes . . . . . . . . . . . . . . . .     1,364      3,264
   Provision for uncollectible accounts. . . . . . . . .      (299)       (42)
 Changes in assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . .   (18,675)      (972)
   Accrued revenues. . . . . . . . . . . . . . . . . . .   (15,890)     3,074
   Other receivable. . . . . . . . . . . . . . . . . . .    11,279          -
   Accounts payable and accrued expenses . . . . . . . .    (7,930)    (9,155)
   Income taxes payable. . . . . . . . . . . . . . . . .     9,521      1,208
   Unearned revenues . . . . . . . . . . . . . . . . . .     4,657     (2,281)
 Other, net. . . . . . . . . . . . . . . . . . . . . . .   (10,635)    (4,425)
                                                          ---------  ---------
      Cash provided by operations. . . . . . . . . . . .     7,246     23,578
                                                          ---------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities. . . . . . . . . . . . . . . . . . . .         -      3,257
 Proceeds from sales of held-to-
  maturity securities. . . . . . . . . . . . . . . . . .         -      2,969
 Acquisition of property and equipment . . . . . . . . .   (12,254)    (9,244)
 Capitalized internal software development costs . . . .   (16,918)   (14,880)
 Business acquisitions and investments . . . . . . . . .    (4,009)    (2,688)
 Cost of acquisition to be allocated . . . . . . . . . .   (22,108)         -
 Proceeds from disposal of property and equipment. . . .       221        200
 Other . . . . . . . . . . . . . . . . . . . . . . . . .      (393)    (3,069)
                                                          ---------  ---------
      Cash used by investing activities. . . . . . . . .   (55,461)   (23,455)
                                                          ---------  ---------

Financing Activities
 Payments on long-term debt. . . . . . . . . . . . . . .   (27,471)   (18,271)
 Proceeds from borrowing under credit facility . . . . .    90,900      4,495
 Purchase of stock for Stock Employee Compensation Trust   (10,094)         -
 Issuance of common stock under stock
  option plans . . . . . . . . . . . . . . . . . . . . .     3,958     11,025
 Repurchase of common stock. . . . . . . . . . . . . . .   (20,797)    (9,960)
                                                          ---------  ---------
      Cash provided (used) by financing activities . . .    36,496    (12,711)
                                                          ---------  ---------

Net decrease in cash and equivalents . . . . . . . . . .   (11,719)   (12,588)
Cash and equivalents at beginning of period. . . . . . .    26,013     32,179
                                                          ---------  ---------
Cash and equivalents at end of period. . . . . . . . . .  $ 14,294   $ 19,591
                                                          =========  =========

Supplemental Information
 Interest paid . . . . . . . . . . . . . . . . . . . . .  $  1,094   $    703
 Income taxes (refunded) paid. . . . . . . . . . . . . .    (2,834)     1,129



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

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                                Three  Months
                               Ended  March  31,
                              -----------------
                                1999    1998
                                -----   -----
Weighted  Average  Shares
-------------------------


Basic EPS. . . . . . . . . . .  36,128  36,687
Effect of common stock options   2,208   2,505
                                ------  ------
Diluted EPS. . . . . . . . . .  38,336  39,192
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

Information about the Company's operations for the three months ended March 31, 1999 and 1998 is as follows:


                                                Three  Months
                                               Ended  March  31,
                                              -------------------
                                                1999     1998
                                               ------   ------
                                               (In  thousands)
REVENUES  FROM  EXTERNAL  CUSTOMERS


Property and casualty . . . . . . . . . . .  $ 73,691   $ 67,525
Life and financial solutions. . . . . . . .    41,634     30,425
                                             ---------  ---------
  Total US revenues . . . . . . . . . . . .   115,325     97,950
International . . . . . . . . . . . . . . .    44,964     42,471
                                             ---------  ---------
  Total revenues from
     continuing operations. . . . . . . . .  $160,289   $140,421
                                             =========  =========

Discontinued operations . . . . . . . . . .         -      7,125

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Property and casualty . . . . . . . . . . .  $ 21,895   $ 17,928
Life and financial solutions. . . . . . . .     8,107      6,879
Corporate and US administrative . . . . . .    (8,023)    (6,491)
                                             ---------  ---------
  Total US operating income . . . . . . . .    21,979     18,316
                                             ---------  ---------

International . . . . . . . . . . . . . . .     2,280      4,494
International administrative. . . . . . . .    (1,779)    (1,962)
                                             ---------  ---------
  Total international . . . . . . . . . . .       501      2,532
                                             ---------  ---------

  Operating income. . . . . . . . . . . . .    22,480     20,848

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       140        205
Minority interest . . . . . . . . . . . . .       (38)         -
Other income and expenses . . . . . . . . .    (1,241)      (425)
Income taxes. . . . . . . . . . . . . . . .     7,890      7,761
                                             ---------  ---------
  Income from continuing operations . . . .  $ 13,451   $ 12,867
                                             =========  =========

Discontinued operations . . . . . . . . . .  $      -   $    560
Other income and expenses . . . . . . . . .         -        (23)
Income taxes. . . . . . . . . . . . . . . .         -        215
                                             ---------  ---------
  Discontinued operations, net. . . . . . .  $      -   $    322
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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                               1999 vs. 1998
                                                                  Percent
                                  Percentage  of  Revenues  Increase (Decrease)
                                  ------------------------  ------------------
                                          Three                   Three
                                       Months  Ended              Months
                                         March  31,               Ended
                                       ------------
                                        1999   1998              March  31
                                       -----  -----            --------------


Revenues
 Licensing . . . . . . . . . . . . .   21.7%   20.5%                21%
 Services. . . . . . . . . . . . . .   78.3    79.5                 12
                                      ------  ------
                                      100.0   100.0                 14
                                      ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   46.0    45.0                 17
  Computer & communication expenses.    7.5     5.6                 53
  Depreciation & amortization
   property, equipment &
   capitalized software costs. . . .   10.0    10.8                  6
  Other costs & expenses . . . . . .    4.6     4.4                 22
 Selling, general &
   administrative expenses . . . . .   16.0    17.6                  3
 Amortization of goodwill and
   other intangibles . . . . . . . .    1.9     1.7                 27
                                      ------  ------
                                       86.0    85.1                 15
                                      ------  ------
Operating income . . . . . . . . . .   14.0    14.9                  8
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.1                (32)
Other income and expenses. . . . . .   (0.7)   (0.3)               192
                                      ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   13.4    14.7                  4
Income taxes . . . . . . . . . . . .    5.0     5.5                  2
                                      ------  ------
Income from continuing operations. .    8.4     9.2                  5
Discontinued operations, net . . . .      -     0.2               (100)
                                      ------  ------
Net income . . . . . . . . . . . . .    8.4%    9.4%                 2%
                                      ======  ======

                             THREE MONTH COMPARISON

REVENUES

                               Three  Months
                              Ended  March  31,
                              -----------------
  Licensing                    1999    1998   Change
                              -----   -----   ------
                             (Dollars  in  Millions)


Initial charges. . . . . . .  $17.5   $12.6   39%
Monthly charges. . . . . . .   17.3    16.1    7
                              ------  ------
                              $34.8   $28.7   21%
                              ======  ======

Percentage of total revenues   21.7%   20.5%
                              ------  ------



     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license revenues increased $4.9 million for the first quarter of 1999 compared to the first quarter of 1998, with the following increases by business segment: property and casualty up 112% ($5.8 million); life and financial solutions up 4% ($0.1 million); and international down 24% ($1.0 million).

Initial license charges for the first quarter of 1999 include right-to-use licenses of $6.1 million. This compares to $4.9 million in right-to-use licenses for the first quarter of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges.

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



                            1999            1998                  1997
                           -----  ------------------------- -------------------
                             1st    4th   3rd   2nd   1st   4th    3rd    2nd
                           ------ ------------------------- -------------------
                                          (Dollars  in  Millions)

Initial  license  revenues  $17.5  $27.4 $14.7 $13.0 $12.6  $25.0  $16.9  $16.6
%  of  total  revenues       11.0%  16.0%  9.7%  9.0%  9.0%  17.0%  12.8%  13.4%



                              Three  Months
                             Ended  March  31,
                            -----------------
  Services                     1999    1998   Change
                              -----   -----   ------
                             (Dollars  In  Millions)


Professional and outsourcing  $125.2   $110.8    13%
Other. . . . . . . . . . . .     0.3      0.9   (67)
                              -------  -------
                              $125.5   $111.7    12%
                              =======  =======

Percentage of total revenues    78.3%    79.5%
                              -------  -------



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

OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 17% for the first quarter of 1999 compared to the first quarter of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin

Corporation ("Lockheed Martin"). Had these employee costs not been transferred, first quarter 1999 employee compensation and benefits would have increased 19% by comparison to the same period last year. Compensation and benefits increased 17% ($3.3 million) internationally and 16% ($7.1 million) domestically.

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

     Depreciation and amortization of property, equipment and capitalized software costs increased 6% due to the various releases of the Company's internally developed software products. As a percentage of revenue, depreciation and amortization remained relatively unchanged for the first quarter of 1999 compared to the first quarter of 1998.

     Other operating costs and expenses increased 22% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased rent, third party commissions and contract loss expenses, partially offset by lower consultant expenses and increased amounts of capitalized software development costs.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 3% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased other salary costs.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 27% for the first quarter of 1999 compared to the first quarter of 1998, principally due to increased amortization related to the acquisition of The Leverage Group.

OPERATING  INCOME

     1999 first quarter operating income increased 8% compared to the 1998 first quarter. Increases or decreases in segment operating income were: property and casualty increased 22%, life and financial solutions increased 18% and international decreased 80%. The increase in operating income domestically is primarily related to increases in initial licensing, professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. The decrease internationally is due to increased development costs and a lower percentage of initial license revenues as a component of total revenue.

OTHER  INCOME  AND  EXPENSE

     Interest expense increased 61% for the first quarter of 1999 compared to the first quarter of 1998, principally due to higher levels of borrowed funds under the Company's credit facility. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first quarter of 1999 was 5.2%.

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


                         LIQUIDITY AND CAPITAL RESOURCES


                                  March  31,  December  31,
                                    1999         1998
-------------------------------------------------------------
                                  (Dollars  in  Millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .  $ 14.3  $ 26.0
Current assets. . . . . . . . . . .   232.6   217.1
Current liabilities . . . . . . . .    97.5    98.9
Working capital . . . . . . . . . .   135.1   118.2
Long-term debt. . . . . . . . . . .   157.0    85.0





                                            Three  Months  Ended
                                                 March  31,
                                             1999         1998
------------------------------------------------------------------
                                          (Dollars  in  Millions)


Cash provided by operations. . . . . . . . .  $  7.2   $ 23.6
Cash (used) by investing activities. . . . .   (55.5)   (23.5)
Cash provided (used) by financing activities    36.5    (12.7)

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

------
Service  Offerings
------------------

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

                                     PART II
                                OTHER INFORMATION

                      POLICY MANAGEMENT SYSTEMS CORPORATION



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  April  20,  2000     Timothy  V.  Williams
                            Executive  Vice  President
                            (Chief  Financial  Officer)

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

II. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

JJ. Form of Restricted Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

27.     REVISED  FINANCIAL  DATA  SCHEDULES

A.     Three  Months  Ended  March  31, 1999 filed herewith (EDGAR version only)