Form 10-Q/A
period 1999-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-04-26
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                  FORM 10-Q/A 2

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

Part  I  is  amended  by  the  following:


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


                                      PART I
                               FINANCIAL INFORMATION
                       POLICY MANAGEMENT SYSTEMS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                           Three  Months         Six  Months
                                          Ended  June  30,      Ended  June  30,
                                         ------------------    ------------------
                                          1999       1998       1999       1998
                                         ------     ------     ------     ------
                                        (In  thousands,  except  per  share data)



Revenues
 Licensing . . . . . . . . . . . . . .  $ 43,697   $ 29,503   $ 78,463   $ 58,240
 Services. . . . . . . . . . . . . . .   129,834    115,386    255,357    227,070
                                        ---------  ---------  ---------  ---------
                                         173,531    144,889    333,820    285,310
                                        ---------  ---------  ---------  ---------

Operating expenses
 Cost of revenues
  Employee compensation and benefits .    76,385     65,451    150,043    128,693
  Computer and communications expenses    11,717      7,930     23,646     15,720
  Depreciation and amortization of
   property, equipment and
   capitalized software costs. . . . .    17,094     15,676     33,251     30,902
  Other costs & expenses . . . . . . .     9,422      6,843     16,838     12,904
 Selling, general and administrative
   expenses. . . . . . . . . . . . . .    28,362     24,125     53,934     48,956
 Amortization of goodwill and
   other intangibles . . . . . . . . .     3,461      2,489      6,538      4,912
                                        ---------  ---------  ---------  ---------
                                         146,441    122,514    284,250    242,087
                                        ---------  ---------  ---------  ---------

Operating income . . . . . . . . . . .    27,090     22,375     49,570     43,223

Equity in earnings of
   unconsolidated affiliates . . . . .       148        233        288        438

Minority interest. . . . . . . . . . .       (40)       (30)       (78)       (30)

Other income and expenses:
  Investment income. . . . . . . . . .       183        184        435        686
  Interest expense and other charges .    (2,747)      (554)    (4,240)    (1,481)
                                        ---------  ---------  ---------  ---------
                                          (2,564)      (370)    (3,805)      (795)
                                        ---------  ---------  ---------  ---------
Income from continuing operations
  before income taxes. . . . . . . . .    24,634     22,208     45,975     42,836
Income taxes . . . . . . . . . . . . .     9,122      8,226     17,012     15,987
                                        ---------  ---------  ---------  ---------

Income from continuing operations. . .    15,512     13,982     28,963     26,849

Discontinued operations:
 Income from operations of
  discontinued operations less
  applicable income taxes of
  $37 and $252, respectively . . . . .         -         67          -        389
 Loss on disposal of discontinued
  operations less applicable income
  taxes of $2,439. . . . . . . . . . .         -       (453)         -       (453)
                                        ---------  ---------  ---------  ---------
                                               -       (386)         -        (64)
                                        ---------  ---------  ---------  ---------

Net income . . . . . . . . . . . . . .  $ 15,512   $ 13,596   $ 28,963   $ 26,785
                                        =========  =========  =========  =========

Basic earnings per share:
 Income from continuing operations . .  $   0.44   $   0.38   $   0.81   $   0.73
 Loss from discontinued operations . .         -      (0.01)         -          -
                                        ---------  ---------  ---------  ---------
                                        $   0.44   $   0.37   $   0.81   $   0.73
                                        =========  =========  =========  =========

Diluted earnings per share:
 Income from continuing operations . .  $   0.42   $   0.35   $   0.77   $   0.68
 Loss from discontinued operations . .         -      (0.01)         -          -
                                        ---------  ---------  ---------  ---------
                                        $   0.42   $   0.34   $   0.77   $   0.68
                                        =========  =========  =========  =========

Weighted average common shares . . . .    35,354     36,763     35,739     36,726
Weighted average common shares
  assuming dilution. . . . . . . . . .    36,584     39,675     37,458     39,434

See  accompanying  notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)      (Audited)
                                                June  30,     December  31,
                                                  1999            1998
                                                 ------          ------
                                        (In  thousands,  except share  data)



Assets
Current assets
 Cash and equivalents                              $ 32,828   $ 26,013
 Marketable securities                                2,197          -
 Receivables, net of allowance for uncollectible
  amounts of $1,956 ($2,051 at December 31, 1998)   140,090    123,427
 Accrued revenues                                    52,605     26,557
 Deferred income taxes                                6,605      9,336
 Other receivable                                         -     11,279
 Prepaids                                            15,783      8,645
 Other                                               12,533     11,866
                                                   ---------  ---------
   Total current assets                             262,641    217,123

Property and equipment, at cost less accumulated
 depreciation and amortization of $129,859
 ($128,363 at December 31, 1998)                    145,881    135,538
Accrued revenues                                     11,345      7,844
Income tax receivable                                 4,041      4,041
Goodwill and other intangibles, net                 102,484     81,401
Capitalized software costs, net                     243,134    220,908
Deferred income taxes                                24,970     24,787
Investments                                          10,106      9,661
Cost of acquisition to be allocated                  30,804          -
Other                                                18,714     17,395
                                                   ---------  ---------
     Total assets                                  $854,120   $718,698
                                                   =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses             $ 46,935     57,129
 Current portion of long-term debt                   32,507     15,812
 Income taxes payable                                17,005      9,202
 Unearned revenues                                   19,857     15,804
 Other                                                  918        988
                                                   ---------  ---------
   Total current liabilities                        117,222     98,935

Long-term debt                                      202,000     85,000
Deferred income taxes                               101,347     98,233
Other                                                10,944      3,520
                                                   ---------  ---------
    Total liabilities                               431,513    285,688
                                                   ---------  ---------


Minority interest                                       604        526

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                               -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,551,917 shares issued and
 outstanding (36,357,139 at December 31, 1998)          356        364
Additional paid-in capital                           56,038     82,396
Retained earnings                                   388,417    359,454
Accumulated other comprehensive income              (12,733)    (9,730)
Stock employee compensation trust                   (10,075)         -
                                                   ---------  ---------
    Total stockholders' equity                      422,003    432,484
                                                   ---------  ---------
 Total liabilities and stockholders' equity        $854,120   $718,698
                                                   =========  =========


See  accompanying  notes


                             POLICY MANAGEMENT SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    AND COMPREHENSIVE INCOME
                                          (Unaudited)

                                                               Accumulated     Stock
                                          Additional           Other         Employee
                                 Common    Paid-In   Retained  Comprehensive Compensation
                                  Stock    Capital   Earnings  Income(1)       Trust     Total
                                  -----    -------   --------  ---------     ---------  --------
                                              (Dollars  in  thousands)


BALANCE, DECEMBER 31, 1998. . .  $   364   $ 82,396   $359,454  $ (9,730)  $      -   $432,484

Comprehensive income
 Net income . . . . . . . . . .        -          -     28,963         -          -     28,963
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments . .        -          -          -    (3,003)         -     (3,003)
                                                                                      ---------
Total comprehensive income. . .                                                         25,960
                                                                                       --------

Purchase of shares for SECT . .        -          -          -         -    (10,094)   (10,094)
Restricted stock vested . . . .        -         (3)         -         -         19         16
Stock options exercised
  (208,378 shares). . . . . . .        2      6,680          -         -          -      6,682
Repurchase of 1,013,600 shares
  of common stock . . . . . . .      (10)   (33,035)         -         -          -    (33,045)
                                 --------  ---------  --------  ---------  ---------  ---------
BALANCE, JUNE 30, 1999. . . . .  $   356   $ 56,038   $388,417  $(12,733)  $(10,075)  $422,003
                                 ========  =========  ========  =========  =========  =========


See  accompanying  notes

(1)     Comprehensive income for the three months ended June 30, 1999 and 1998 was $14,178 and
$12,103,  respectively.

     Comprehensive  income  for  the  six  months  ended  June  30,  1998  was  $24,984.



                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six  Months
                                                       Ended  June  30,
                                                    ---------------------
                                                       1999        1998
                                                      ------      ------
                                                        (In  thousands)



Operating Activities
 Net income                                          $  28,963   $ 26,785
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        42,509     39,595
   Deferred income taxes                                 6,285      1,542
   Provision for uncollectible accounts                    (22)        15
   Gain on disposal of discontinued operations               -     (1,986)
Changes in assets and liabilities:
   Receivables                                          (9,437)       379
   Accrued revenues                                    (29,407)     8,799
   Other receivable                                     11,279          -
   Accounts payable and accrued expenses               (12,010)    (9,589)
   Income taxes payable                                  7,518      9,993
   Unearned revenues                                     1,534     (4,842)
   Other, net                                          (14,042)    (4,302)
                                                     ----------  ---------
      Cash provided by operations                       33,170     66,389
                                                     ----------  ---------

Investing Activities
 Proceeds from sales/maturities of available-for-
  sale securities                                            -      3,257
 Proceeds from sales of held-to-maturity securities          -      2,969
 Proceeds from sale of business segment                      -     23,826
 Acquisition of property and equipment                 (20,596)   (29,785)
 Capitalized internal software development costs       (34,553)   (28,431)
 Business acquisition and investments                  (67,313)    (2,263)
 Proceeds from disposal of property and equipment          305      1,735
                                                                 ---------
 Other                                                   1,530     (7,791)
                                                     ----------  ---------
      Cash used by investing activities               (120,627)   (36,483)
                                                     ----------  ---------

Financing Activities
 Payments on long-term debt                            (34,971)   (41,771)
 Proceeds from borrowing under credit facility         165,700     12,500
 Purchase of stock for Stock Employee
  Compensation Trust                                   (10,094)         -
 Issuance of common stock under stock option plans       6,682     18,224
                                                                 ---------
 Repurchase of common stock                            (33,045)   (26,037)
                                                     ----------  ---------
      Cash provided (used) by financing activities      94,272    (37,084)
                                                     ----------  ---------

Net increase (decrease) in cash and equivalents          6,815     (7,178)
Cash and equivalents at beginning of period             26,013     32,179
                                                     ----------  ---------
Cash and equivalents at end of period                $  32,828   $ 25,001
                                                     ==========  =========

Supplemental Information
 Interest paid                                       $   3,211   $    998
 Income taxes paid                                       4,023      2,725



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

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                               Three  Months      Six  Months
                              Ended  June  30,  Ended  June  30,
                             -----------------  -----------------
                                1999    1998     1999    1998
                                -----   -----   -----   -----
Weighted  Average  Shares
-------------------------


Basic EPS. . . . . . . . . . .  35,354  36,763  35,739  36,726
Effect of common stock options   1,230   2,912   1,719   2,708
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  36,584  39,675  37,458  39,434
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

Information about the Company's operations for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):


                                                Three  Months          Six  Months
                                               Ended  June  30,      Ended  June  30,
                                             ------------------     ------------------
                                                1999     1998         1999     1998
                                               ------   ------       ------   ------
REVENUES  FROM  EXTERNAL  CUSTOMERS


Property and casualty . . . . . . . . . . .  $ 77,077   $ 66,223   $150,768   $133,748
Life and financial solutions. . . . . . . .    47,531     33,336     89,165     63,761
                                             ---------  ---------  ---------  ---------
Total US revenues . . . . . . . . . . . . .   124,608     99,559    239,933    197,509
International . . . . . . . . . . . . . . .    48,923     45,330     93,887     87,801
                                             ---------  ---------  ---------  ---------
  Total revenues from
     continuing operations. . . . . . . . .  $173,531   $144,889   $333,820   $285,310
                                             =========  =========  =========  =========



Discontinued operations . . . . . . . . . .  $      -   $  4,843   $      -   $ 11,968

INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Property and casualty . . . . . . . . . . .  $ 20,885   $ 17,673   $ 42,779   $ 35,601
Life and financial solutions. . . . . . . .    10,759      7,612     18,867     14,491
Corporate and US administrative . . . . . .    (8,210)    (7,187)   (16,233)   (13,678)
                                             ---------  ---------  ---------  ---------
  Total US operating income . . . . . . . .    23,434     18,098     45,413     36,414
                                             ---------  ---------  ---------  ---------

International . . . . . . . . . . . . . . .     5,519      6,375      7,799     10,869
International administrative. . . . . . . .    (1,863)    (2,098)    (3,642)    (4,060)
                                             ---------  ---------  ---------  ---------
  Total international . . . . . . . . . . .     3,656      4,277      4,157      6,809
                                             ---------  ---------  ---------  ---------

  Operating income. . . . . . . . . . . . .    27,090     22,375     49,570     43,223

Equity in earnings of
  unconsolidated affiliates . . . . . . . .       148        233        288        438
Minority interest . . . . . . . . . . . . .       (40)       (30)       (78)       (30)
Other income and expenses . . . . . . . . .    (2,564)      (370)    (3,805)      (795)
Income taxes. . . . . . . . . . . . . . . .     9,122      8,226     17,012     15,987
                                             ---------  ---------  ---------  ---------
  Income from continuing operations . . . .  $ 15,512   $ 13,982   $ 28,963   $ 26,849
                                             =========  =========  =========  =========

Discontinued operations
  Property and casualty . . . . . . . . . .         -   $ (1,018)         -   $ (1,018)
  Life. . . . . . . . . . . . . . . . . . .         -      3,112          -      3,672
  Other income and expenses . . . . . . . .         -         (4)         -        (27)
  Income taxes. . . . . . . . . . . . . . .         -     (2,476)         -     (2,691)
                                             ---------  ---------  ---------  ---------
  Discontinued operations, net. . . . . . .  $      -   $   (386)  $      -   $    (64)
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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                  1999  vs.  1998
                                                                     Percent
                                        Percentage of Revenues   Increase (Decrease)
                                        ------------------------- -----------------
                                          Three           Six       Three   Six
                                      Months Ended    Months Ended  Months Months
                                        June  30,       June  30,   Ended  Ended
                                      -----------   -----------
                                       1999   1998    1999   1998     June 30
                                      ------  -----   -----  -----  -------------


Revenues
 Licensing . . . . . . . . . . . . .   25.2%   20.4%   23.5%   20.4%   48%   35%
 Services. . . . . . . . . . . . . .   74.8    79.6    76.5    79.6    13    13
                                      ------  ------  ------  ------
                                      100.0   100.0   100.0   100.0    20    17
                                      ------  ------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   44.0    45.2    45.0    45.1    17    17
  Computer & communication expenses.    6.8     5.5     7.0     5.6    48    50
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .    9.9    10.8    10.0    10.8     9     8
  Other costs & expenses . . . . . .    5.4     4.7     5.0     4.5    38    31
 Selling, general &
   administrative expenses . . . . .   16.3    16.7    16.1    17.2    18    10
 Amortization of goodwill and
   other intangibles . . . . . . . .    2.0     1.7     2.0     1.7    39    33
                                      ------  ------  ------  ------
                                       84.4    84.6    85.1    84.9    19    17
                                      ------  ------  ------  ------
Operating income . . . . . . . . . .   15.6    15.4    14.9    15.1    21    15
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.1     0.2     0.1     0.2   (37)  (34)
Other income and expenses. . . . . .   (1.5)   (0.2)   (1.2)   (0.3)  593   379
                                      ------  ------  ------  ------
Income from continuing operations
  before income taxes. . . . . . . .   14.2    15.4    13.8    15.0    11     7
Income taxes . . . . . . . . . . . .    5.2     5.7     5.1     5.6    11     6
                                      ------  ------  ------  ------
Income from continuing operations. .    9.0     9.7     8.7     9.4    11     8
Discontinued operations, net . . . .      -    (0.3)      -       -   100   100
                                      ------  ------  ------  ------
Net income . . . . . . . . . . . . .    9.0%    9.4%    8.7%    9.4%   14%    8%
                                      ======  ======  ======  ======



                             THREE MONTH COMPARISON

REVENUES

                              Three  Months
                             Ended  June  30,
                            ----------------
  Licensing                   1999    1998   Change
                              -----   -----  ------
                         (Dollars  in  millions)


Initial charges. . . . . . .  $26.8   $13.0   106%
Monthly charges. . . . . . .   16.9    16.5     3
                              ------  ------
                              $43.7   $29.5    48%
                              ======  ======

Percentage of total revenues   25.2%   20.4%
                              ------  ------



     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.

     Initial license charges increased $13.8 million for the second quarter of 1999 compared with the second quarter of 1998, with the following increases by business segment: property and casualty up 306% ($10.0 million); life and financial solutions up 50% ($1.9 million); and international up 32% ($1.9 million).

Initial license charges for the second quarter of 1999 include right-to-use licenses of $5.5 million. This compares with $2.1 million in right-to-use licenses for the second quarter of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrences of right-to-use licenses to be minimal in the future.

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



                               1999                 1998                1997
                           ------------  --------------------------  ----------
                             2nd   1st    4th    3rd   2nd    1st     4th   3rd
                           ------------  --------------------------  ----------
                                          (Dollars  in  millions)


Initial license revenues   $26.8  $17.5  $27.4  $14.7  $13.0  $12.6  $25.0  $16.9
% of total revenues          15%    11%    16%    10%     9%     9%    17%    13%





                             Three  Months
                           Ended  June  30,
                           ----------------
  Services                    1999    1998   Change
                             -----   -----   ------
                         (Dollars  in  millions)


Professional and outsourcing  $128.0   $114.0   12%
Other. . . . . . . . . . . .     1.8      1.4   38
                              -------  -------
                              $129.8   $115.4   13%
                              =======  =======

Percentage of total revenues    74.8%    79.6%
                              -------  -------



Professional and outsourcing services revenues increased $14.0 million for the second quarter of 1999 compared with the second quarter of 1998, with the following increases by business segment: property and casualty up 2% ($1.3 million) with strong growth in the Company's Point product related services and outsourcing offset by the effect of weak 1998 licensing of the Company's S3+ and the redeployment of staff from customer's Y2K projects ending late last year; life insurance and financial solutions up 41% ($10.8 million) due to strong 1998 initial licensing activity particularly in banking; and international up 6% ($1.9 million) due principally to strong growth in the Nordic region being offset by decreases in the UK, Canada and Asia/Pacific region.

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

OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 17% for the second quarter of 1999 compared with the second quarter of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin Corporation ("Lockheed Martin"). Had these employee costs not been transferred, second quarter 1999 employee compensation and benefits would have increased 19% compared with the same period last year. Compensation and benefits increased 12% ($2.4 million) internationally and 19% ($8.5 million) domestically.

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

     Depreciation and amortization of property, equipment and capitalized software costs increased 9% for the second quarter of 1999 compared with the second quarter of 1998 due to various releases of the Company's internally developed software products. As a percentage of revenue, depreciation and amortization decreased to 9.9% from 10.8% in the second quarter of 1998.

     Other operating costs and expenses increased 38% for the second quarter of 1999 compared with the second quarter of 1998, principally due to the inclusion of $1.6 million of costs for computer hardware sold to customers in conjunction with software licenses.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 18% for the second quarter of 1999 compared with the second quarter of 1998, but declined slightly as a percentage of revenue. Several elements within this line have fluctuated, but none are individually significant.

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


OPERATING  INCOME

     1999 second quarter operating income increased 21% compared with the 1998 second quarter. Increases or decreases in segment operating income were: property and casualty increased 18%, life and financial solutions increased 41% and international decreased 15%. The increase in domestic operating income is primarily related to increases in initial licensing revenue, professional services and outsourcing revenues being somewhat offset by higher operating costs which increased at a slower rate than the related revenue. The decrease in international operating income is primarily due to increased professional services expenses, which grew at a faster rate than the related revenues.

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

                              SIX MONTH COMPARISON

REVENUES

                              Six  Months
                            Ended  June  30,
                           ----------------
  Licensing                   1999    1998   Change
                             -----   -----   ------
                        (Dollars  in  millions)


Initial charges. . . . . . .  $44.3   $25.6   73%
Monthly charges. . . . . . .   34.2    32.6    5
                              ------  ------
                              $78.5   $58.2   35%
                              ======  ======

Percentage of total revenues   23.5%   20.4%
                              ------  ------



     Initial license revenues increased $18.7 million for the first six months of 1999 compared with the first six months of 1998, with the following increases by business segment: property and casualty up 186% ($15.7 million); life and financial solutions up 29% ($2.0 million); and international up 9% ($1.0 million).

Initial license charges for the first six months of 1999 include right-to-use licenses of $11.6 million compared with $7.0 million for the first six months of 1998. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrence of right-to-use licenses to be minimal in the future.

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


                               Six  Months
                             Ended  June  30,
                            ----------------
  Services                     1999    1998   Change
                              -----   -----   ------
                         (Dollars  in  millions)


Professional and outsourcing  $253.3   $224.9   13%
Other. . . . . . . . . . . .     2.1      2.2   (5)
                              -------  -------
                              $255.4   $227.1   13%
                              =======  =======

Percentage of total revenues    76.5%    79.6%
                              -------  -------



Professional and outsourcing services revenues increased $28.4 million for the first six months of 1999 compared with the first six months of 1998, with the following increases by business segment: property and casualty up 3% ($3.3 million); life insurance and financial solutions up 40% ($20.1 million); and international up 7% ($4.8 million). The increases are principally due to increases in both implementation services and in the processing volumes of services provided to new and existing customers. 1999 six month revenues include $1.6 million for professional services rendered and received in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.


OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 17% for the first six months of 1999 compared with the first six months of 1998. The net increase results principally from higher salaries and related costs associated with the growth in professional services staffing being somewhat offset by the transfer of certain employee costs to computer and communication expenses as a result of the Company's data center outsourcing agreement with Lockheed Martin. Had these employee costs not been transferred, 1999 six month employee compensation and benefits would have increased 19% by comparison with the same period last year. Compensation and benefits increased 14% ($5.7 million) internationally and 18% ($15.6 million) domestically.

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

------

     Depreciation and amortization of property, equipment and capitalized software costs increased 8% for the first six months of 1999 compared with the first six months of 1998 due to various releases of the Company's internally developed software products. As a percentage of revenue, depreciation and amortization remained relatively unchanged for the first six months of 1999 compared with the first six months of 1998.

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

OPERATING  INCOME

     1999 six month operating income increased 15% compared with 1998 six month operating income. Increases or decreases in segment operating income were: property and casualty increased 20%, life and financial solutions increased 30% and international decreased 39%. The increase in operating income domestically is primarily related to increases in initial licensing, professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. The decrease internationally is due to increased development costs and a lower percentage of initial license revenues as a component of total revenue.

OTHER  INCOME  AND  EXPENSE

     Other income and expense is comprised primarily of interest expense which increased $2.8 million for the first six months of 1999 compared with the first six months of 1998, principally due to higher levels of borrowed funds under the Company's credit facility to finance business acquisitions and repurchases of the Company's stock. The average nominal interest rate applicable to borrowings under the Company's credit facility during the first six months of 1999 was 5.2%.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 37.0% and 37.3% for the first six months of 1999 and 1998, respectively. The effective rate for the first six months of 1999 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

DISCONTINUED  OPERATIONS

During the second quarter of 1998, the Company sold its life information services segment.

                         LIQUIDITY AND CAPITAL RESOURCES


                                   June  30,  December  31,
                                     1999         1998
------------------------------------------------------------
                                  (Dollars  in  millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .  $ 35.0  $ 26.0
Current assets. . . . . . . . . . .   262.6   217.1
Current liabilities . . . . . . . .   117.2    98.9
Working capital . . . . . . . . . .   145.4   118.2
Long-term debt. . . . . . . . . . .   202.0    85.0





                                              Six  Months  Ended
                                                  June  30,
                                              1999         1998
---------------------------------------------------------------------
                                           (Dollars  in  millions)


Cash provided by operations. . . . . . . . .  $  33.2   $ 66.4
Cash used by investing activities. . . . . .   (120.6)   (36.5)
Cash provided (used) by financing activities     94.3    (37.1)




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

II. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed herewith)

JJ. Form of Restricted Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-Q for the quarter ended March 31, 1999 and is incorporated by reference)

KK. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to form 10-Q for the quarter ended June ,30, 1999, and is incorporated herein by reference.)

LL.     Stock Option/Non-Compete Form Agreement with Michael W. Risley dated May
11, 1999 (filed as an exhibit to form 10-Q for the quarter ended June ,30, 1999, and is incorporated herein by reference.)

MM.     Form  of  1999  Bonus  Plan  for  named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to form 10-Q for the quarter ended June ,30, 1999, and is incorporated herein by reference.)

27.     REVISED  FINANCIAL  DATA  SCHEDULES

A.     Six  Months  Ended  June  30,  1999  filed  herewith (EDGAR version only)