Form 10-K/A
period 1999-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-04-26
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.          Yes    No.
                                                            ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..
           -

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $355,860,380 at April 14, 2000, based on the closing market price of the Common Stock on such date, as reported by the New York Stock Exchange.

The total number of shares of the registrant's Common Stock, $.01 per share par value, outstanding at April 14, 2000, was 35,586,038.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

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

NAME  CHANGE

     On January 21, 2000, the Company announced its intent to change the name of the Company to Mynd Corporation. Approval requires a two-thirds vote of the shareholders at a shareholders meeting to be scheduled. If approved by the shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange. Meanwhile, management intends to proceed with a campaign to promote acceptance and awareness of the new name.


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

The Company's acquisition of CYBERTEK Corporation ("CYBERTEK") in August 1993 provided the Company with the CK/4 Enterprise Solution , an integrated solution for the life insurance industry. In March 1995, the Company made generally available the first release of CyberLife , an integration of CK4 functionality with client/server technology. The Company's subsequent releases of CyberLife's scalable platforms include those capable of processing on PC local area networks ("LANs") or on IBM mainframe hardware, and client processes executing in a Windows environment.

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

The Company recently added PMSCiSolutions to its list of Internet-based products. PMSCiSolutions enables insurance companies to participate in eBusiness. It provides real-time Internet processing to agents and consumers.

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

     During 1998 and 1999, the Company recorded significant write-offs and write-downs of previously capitalized software development costs (see "Special Charges and Accounting Changes" in Management's Discussion and Analysis of
Financial  Condition  and  Results  of  Operations).

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

     In December 1998, the Company acquired CAF Systemhaus fur Anwendungsprogrammierung GmbH ("CAF") and related entities. CAF, headquartered in Gilching, Germany, owns Visual Project Modeling Systems ("VP/MS"). VP/MS is designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming cost and time to market.

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

                       Percent  of  Revenue
                    Year  Ended  December  31,
                  -------------------------------
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

     At April 13, 2000, the Company had 5,625 full-time employees and 5,805 total employees located in offices worldwide. This reflects a reduction in force of 369 employees the Company announced in February 2000.

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

In July 1998, the Company turned over operation of its Blythewood, South Carolina data center to Lockheed Martin. This data center has 3 mainframe and 6 mid-range computers, which have over 8 terabytes of disk storage and are capable of processing over 841 million instructions per second and 2,731 commercial processing workloads, respectively. The Company is currently utilizing 77% of the mainframe capacity and 95% of mid-range capacity.

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

     The Company's data center in Sydney, Australia has 4 mid-range computers with over 150 gigabytes of disk storage and is capable of 190 commercial processing workloads. The Company is currently utilizing 80% of this capacity.

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

     There are over 140 LANs connected to the backbone and/or WAN. Aggregate network traffic over the average business day is approximately 5 terabytes. Traffic is typically not more than 50% of overall capacity. Network protocols include IPX/SPX, Netbios, TCPIP, SNA, and X.25. Third party operating systems used in production environments attached to the network include Netware, NT Server, OS/2, Linux, and UNIX. There are approximately 630 server systems supported as production devices, and approximately 1.6 terabytes of DASD.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in litigation commenced in February 2000, in the District Court of Dallas County, Texas, by Chase Manhattan Mortgage Corporation ("Chase") related to the Company's mortgage loan origination systems and services. The complaint alleges breach of contract, breach of warranty, misrepresentation, malpractice and mismanagement and seeks a declaratory judgment and damages in excess of $20 million including amounts paid by Chase to the Company, internal costs, consulting fees, opportunity costs, reputational costs, attorneys fees and costs and punitive and exemplary damages. Chase is also seeking an equitable accounting and injunctive relief related to the funds paid under the agreement, preservation of the system, and support of the system. The Company believes that the allegations are without merit and are subject to various affirmative defenses and counterclaims and will vigorously defend this matter. The Company is seeking to have the lawsuit dismissed or stayed pending alternative dispute resolution proceedings as required by the agreements between the parties.

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

     These class action lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on, among other things, alleged misleading statements, alleged failure to disclose material adverse information, alleged false financial reporting, alleged failure to report trends, demands or uncertainties, and alleged failure to implement and maintain adequate internal controls. Each of the complaints seeks unspecified compensatory damages, including interest, costs and attorney fees.

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

On March 10, 2000, one of the Company's employees, suing allegedly on behalf of herself and all former or current participants in the Company's 401(k) Retirement Savings Plan ("Plan") during the period October 22, 1998 through February 10, 2000, commenced a purported class action against the Company, its Chairman and three members of the Administrative Committee of the Plan. The action alleges that the Plan's investment in the Company's stock violated Sections 502(a)(2) and (3) of ERISA and constituted a breach of fiduciary duty given defendants' alleged knowledge that the Company's stock price was artificially inflated throughout the class period as a result of the same series of alleged materially false and misleading statements that form the basis of the securities class action described above.

Although the Company's time to respond to this complaint has yet to occur, the Company believes the claims are without merit and intends to mount a vigorous defense to the allegations.

On March 30, 2000, the Company and Politic Acquisition Corporation ("Politic"), an affiliate of Welsh, Carson, Anderson & Stowe, entered into a merger agreement under which Politic will merge with the Company and between 75% and 93% of the outstanding shares of Company common stock will be converted into the right to receive $14 per share in cash. The exact percentage will be determined by an election procedure under which the Company's stockholders can elect to retain their shares or receive $14 per share in cash. If the stockholders elect to retain more than 25% or less than 7% of their shares, stockholders will be subject to proration to bring the amount of cash and stock within these limits. The merger agreement is described in the Company's Current Report on Form 8-K dated March 31, 2000. The merger is subject to the approval of the holders of two-thirds of the outstanding shares of the Company at a special meeting of stockholders which will be scheduled.

On March 31, 2000, three purported class action lawsuits were filed against the Company and its directors in the Court of Common Pleas in Richland County, South Carolina on behalf of all stockholders. The complaints allege that the consideration to be paid in the Politic merger is unfair and grossly inadequate because defendants failed to conduct a "market check" and because the Company stock has consistently traded above $14 per share and its market price is only temporarily depressed due to recent disappointing financial results. The complaints also allege that defendants have a substantial conflict of interest, to the extent they will continue their employment with the Company after the merger. The complaints seek an injunction directing that defendants ensure that no conflicts exist that would prevent defendants from exercising their fiduciary obligation to maximize stockholder value, and an injunction preventing consummation of the merger unless the Company implements a process, such as an auction, to obtain the highest price for the Company, together with an award of costs and attorneys' fees. The Company believes the claims are without merit and will vigorously defend the action.

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

                         1999
                    High        Low
                   -------     ------


  First Quarter.  $54 15/16  $ 30 1/4
  Second Quarter    41  3/4        26
  Third Quarter.         36   26  5/8
  Fourth Quarter   31 11/16   16  3/4



                         1998
                    High        Low
                  -------     ------


  First Quarter.  $40 11/32  $      32
  Second Quarter     43 1/2     36 3/8
  Third Quarter.     48 3/8     36 3/4
  Fourth Quarter     57 3/4   28 13/16



Title of Class
Common Stock, $.01 par value

The number of record holders of the Company's common stock was 1,177 as of April 14, 2000.

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

The results of operations for 1999 include approximately $153.6 million of pre-tax special charges. These charges include approximately $118.4 million of non-cash charges related to acceleration of amortization of software, and the write-off of goodwill and other intangibles. The charges paid or to be paid in cash include approximately $12.0 million related to disputes with customers, approximately $12.9 million related to restructuring operations, approximately $9.6 million related to the settlement of litigation, and other similar charges of $0.7 million (see "Special Charges and Accounting Changes" under Management's Discussion and Analysis).

The results of operations in 1998 include $13.3 million of special charges. These pre-tax charges include $3.7 million related to the acquisition of TLG and $9.6 million for the impairment of capitalized software development costs which resulted from certain technology related issues and changes in the Company's strategy (see "Special Charges and Accounting Changes" under Management's Discussion and Analysis).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:



                                                                            Percent
                                                                      Increase (Decrease)
                                                                      -------------------
                                                 Percentage of Revenues   1999    1998
                                                 Year Ended December 31,   vs      vs
                                                 ---------------------
                                                  1999    1998    1997    1998    1997
                                                 ------  ------   ----   ------  ------


REVENUES:
  Licensing . . . . . . . . . . . . . . . . . .    22.0%   22.0%   25.6%      6%     1%
  Services. . . . . . . . . . . . . . . . . . .    78.0    78.0    74.4       6     23
                                                 -------  ------  ------
                                                  100.0   100.0   100.0       6     17

OPERATING EXPENSES:
Cost of revenues:
   Employee compensation and benefits . . . . .    48.0    44.1    41.8      15     24
   Computer and communications expenses . . . .     7.9     6.3     6.2      33     19
   Depreciation and amortization of property,
       equipment and capitalized software costs    27.0    11.8    11.2     144     23
   Other costs and expenses . . . . . . . . . .     8.6     3.9     5.3     132    (13)
Selling, general and administrative expenses. .    18.0    17.1    18.3      11     10
Amortization of goodwill and other intangibles.     3.2     1.8     1.9      94      8
Restructuring and other charges . . . . . . . .     3.5       -       -       -      -
Acquisition related charges . . . . . . . . . .       -     0.6       -       -      -
                                                 -------  ------  ------
                                                  116.2    85.6    84.7      44     19

OPERATING (LOSS) INCOME . . . . . . . . . . . .   (16.2)   14.4    15.3    (219)    10

Equity in earnings of unconsolidated affiliates     0.3     0.2     0.2      64     (2)

Minority interest . . . . . . . . . . . . . . .       -       -       -     (40)     -

OTHER INCOME AND EXPENSES, NET. . . . . . . . .    (1.7)   (0.4)   (0.7)    401    (40)
                                                 -------  ------  ------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . .   (17.6)   14.2    14.8    (231)    12

Income tax (benefit) expense. . . . . . . . . .    (6.4)    5.4     5.5    (226)    14
                                                 -------  ------  ------

(LOSS) INCOME FROM CONTINUING OPERATIONS. . . .   (11.2)    8.8     9.3    (234)    11

Discontinued operations, net. . . . . . . . . .       -    (0.1)    0.4    (100)  (123)
                                                 -------  ------  ------

NET (LOSS) INCOME . . . . . . . . . . . . . . .  (11.2)%    8.7%    9.7%  (235)%     6%
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

     LICENSING           1999   Change  1998   Change  1997
                       ------- ------ ------- ------- -------
                               (Dollars in millions)
Initial charges. . . .  $ 72.2      7%  $ 67.7   (3)%  $ 69.8
Monthly charges. . . .    69.7      6     66.1      5    62.9
                        -------         -------        ------
                        $141.9      6%  $133.8    1 %  $132.7
                        =======         =======        ======

Percentage of revenues    22.0%           22.0%          25.6%


Initial licensing
------------------

     -
     Initial license revenues for 1999 increased $4.5 million compared to 1998 with the following increases (decreases) by business segment: property and casualty up 81% ($16.8 million) primarily from $11.8 million on new Claims products and $3.0 million in PMSCiSolutions licensing; life and financial solutions down 43% ($11.7 million) primarily due to a decline in Banking Division licensing activity by comparison to 1998; and international down 3% ($0.6 million) primarily due to declining activity in Asia and Australia.

Initial license revenues for 1998 decreased $2.1 million compared to 1997 with the following increases (decreases) by business segment: property and casualty down 13% ($3.1 million) due to a decline in S3+ license activity; life and financial solutions up 37% ($7.3 million) on strong Banking Division licensing activity; and international down 24% ($6.3 million) due to lower licensing activity in Central Europe combined with decreasing foreign currency values.

Initial license charges include right-to-use licenses of $14.3, $15.5 and $10.2 million for 1999, 1998 and 1997, respectively. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right to use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. Initial license charges also include contract termination fees of $1.0, $4.9 and $0.2 million for 1999, 1998, and 1997, respectively.
Additionally, 1999 initial license charges include $2.5 and $4.1 million from the licensing of the recently acquired Legalgard and DORN products, respectively. Initial license revenues in 1999 also include $2.9 million for a COA license to the former owners of Legalgard, and $2.0 million for a license of several of the Company's life and financial solutions products to the former owners of FAS. Initial license revenues also include $3.3 million from the sale of hardware remarketed by the Company in conjunction with licenses of its software. In 1998, initial license charges include $4.9 million from licensing of acquired TLG products and $2.2 million of license agreements with the purchaser of the discontinued life information services segment. In 1997, initial license charges include $1.8 million of initial license agreements with the purchaser of the discontinued property and casualty information services segment.

Because a significant portion of initial licensing revenues is recorded at the time new systems are licensed, there can be significant fluctuations in revenue from period to period. Set forth below is a comparison of initial license revenues by segment for 1999, 1998 and 1997:

                               1999   Change  1998   Change  1997
                             -------  ------ ------- ------- -----
                                   (Dollars in millions)
Property and casualty. . . .  $37.6    81 %  $20.8   (13)%  $23.9
Life and financial solutions   15.5    (43)   27.2     37    19.9
International. . . . . . . .   19.1     (3)   19.7    (24)   26.0
                              ------         ------         -----
                              $72.2     7 %  $67.7    (3)%  $69.8
                              ======         ======         =====

Percentage of total revenues   11.2%          11.1%          13.5%


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

Set forth below is a comparison of monthly license revenue by segment for 1999, 1998 and 1997:

                              1999    Change  1998   Change 1997
                             -------  ------ ------- ------ -----
                                     (Dollars in millions)
Property and casualty. . . .  $30.1   (14)%  $35.0   (1)%  $35.1
Life and financial solutions   20.0     37    14.6    25    11.7
International. . . . . . . .   19.6     19    16.5     3    16.1
                              ------         ------        -----
                              $69.7      6%  $66.1     5%  $62.9
                              ======         ======        =====

Percentage of total revenues   10.8%          10.9%         12.1%


SERVICES

The Company's services revenue consists primarily of Professional Services & ITO and BPO. Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.

Services                      1999    Change  1998   Change  1997
--------                     ------  ------- ------ ------- ------
                                      (Dollars in millions)
Professional Services & ITO  $413.3    (2)%  $419.9    27%  $331.1
BPO . . . . . . . . . . . .    85.3     74     48.9     5     46.8
Other . . . . . . . . . . .     3.5    (27)     4.8   (37)     7.6
                             -------         -------        ------
                             $502.1     6 %  $473.6    23%  $385.5
                             =======         =======        ======

Percentage of revenues. . .    78.0%           78.0%          74.4%

------
Professional  Services  &  ITO
------------------------------

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

     Set forth below is a comparison of Professional Services & ITO revenue by segment for 1999, 1998 and 1997:

                               1999    Change  1998   Change  1997
                             -------   ------ ------- ------ ------
                                       (Dollars in millions)
Property and casualty. . . .  $163.6   (11)%  $184.4   30%  $142.2
Life and financial solutions   115.2     20     96.3   51     64.0
International. . . . . . . .   134.5     (3)   139.2   11    124.9
                              -------         -------       ------
                              $413.3    (2)%  $419.9   27%  $331.1
                              =======         =======       ======

Percentage of total revenues    64.2%           69.1%         63.9%


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

     Set forth below is a comparison of BPO revenue by segment for 1999, 1998 and 1997:

                               1999  Change  1998  Change  1997
                             ------- ------ ------ ------ ------
                                    (Dollars in millions)
Property and casualty. . . .  $45.1    23%  $36.6   (8)%  $39.6
Life and financial solutions   38.8   215    12.3    71     7.2
International. . . . . . . .    1.4     -       -     -       -
                              ------        ------        -----
                              $85.3    74%  $48.9     5%  $46.8
                              ======        ======        =====

Percentage of total revenues   13.2%          8.0%          9.0%

------
OPERATING  EXPENSES

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

Computer  and  communication  expenses:
--------------------------------------

     Computer and communications expenses for 1999 increased 33% compared to 1998, due primarily to the data center outsourcing agreement with Lockheed Martin that the Company entered into at the beginning of the third quarter of 1998 and increased data center operating software license fees. As a result of the data center outsourcing agreement, certain costs previously included in employee compensation and benefits are now included in computer and communications expense. Had these employee costs not been transferred, 1999 computer and communications expenses would have increased 27% by comparison to 1998.

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

                                    1999  Change  1998  Change 1997
                                   ------ ------ ------ -----  -----
                                        (Dollars in millions)
Employee compensation and benefits  $316.1  16%  $271.8  25%  $216.8
Computer and communication expense    44.0  27     34.7   8     32.3

------
Depreciation  and  amortization  of property, equipment and capitalized software
--------------------------------------------------------------------------------
costs:
-----

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

Other  costs  and  expenses:
---------------------------

     Other costs and expenses for 1999 increased 132% compared with 1998. The acquisitions in 1999 and late 1998 (see Note 2 of Notes to Consolidated Financial Statements) contributed to an $11.3 million increase in other costs and expenses. The remainder is primarily attributable to decreased capitalization of software development costs and rent on new facilities. The Company reserved for uncollectible accounts of $12.4 million associated with its life and financial solutions business, primarily related to $8.3 million of accounts receivable from the Banking Division, and one property and casualty customer (see Note 15 of Notes to Consolidated Financial Statements).

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

------
Special  Charges  and  Accounting  Changes:
------------------------------------------

     For the purposes of this analysis, the Company considers special charges to be unusual events or unusual transactions related to continuing business activities.

     1999  Fourth  Quarter

     In the fourth quarter of 1999, the Company recorded special charges of approximately $26.6 million primarily related to its Banking Division. During this quarter and continuing into the first quarter of 2000, rising interest rates caused significant declines in mortgage loan originations and reduced profits for mortgage loan originators. This in turn led many existing and prospective customers of the Company's Banking Division to re-evaluate their loan origination system projects and requirements. Consequently, the Company established reserves of approximately $8.3 million for accounts receivable and accrued revenue as a result of disputes with several significant Banking Division customers. The Company is in continuing dialogue with these customers and is in various stages of negotiations or resolution concerning these disputes. Furthermore, given the Company's estimate that interest rates will not decrease in the near term, the forecast of new licenses of the LoanXchange product was revised resulting in a $16.3 million write-off of Banking Division software. In addition, in the 1999 fourth quarter, the Company decreased the carrying value of several smaller software products by approximately $1.8 million (see Note 6 of Notes to Consolidated Financial Statements relative to these last two items).

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

     As a result of that assessment, the 1999 third quarter results include approximately $100.4 million of non-cash charges taken in the third quarter related to the write-off or write-down of software and acquisition intangibles. Approximately $94.3 million of that amount is included in Depreciation and amortization of property, equipment and capitalized software costs (see Note 6 of Notes to Consolidated Financial Statements), and approximately $6.1 million is included in Amortization of goodwill and other intangibles (see Note 5 of Notes to Consolidated Financial Statements).

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

     The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial license revenues has led the Company to consider new business models that place less emphasis on initial license revenue in favor of recurring transaction-based revenue. The Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements. The speed of this transition will be dependent upon the impact on revenues and the resulting impact on the Company's cash flows and debt levels.

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

     Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of annual initial license revenues and total revenues for each of the years presented:

                                       First  Second   Third  Fourth
                                      Quarter Quarter Quarter Quarter  Total
                                      ------- ------- ------- -------  ------
                                               (Dollars in Millions)


1999 initial license revenues. . . .  $ 17.5   $26.8   $19.2   $ 8.7   $ 72.2
% of annual initial license revenues    27.3%   41.5%   26.6%   12.0%   100.0%
% of total revenues. . . . . . . . .    11.0%   15.4%   11.4%    6.1%    11.2%

1998 initial license revenues. . . .  $ 12.6   $13.0   $14.7   $27.4   $ 67.7
% of annual initial license revenues   18.6 %   19.2%   21.7%   40.5%   100.0%
% of total revenues. . . . . . . . .     9.0%    9.0%    9.7%   16.0%    11.1%

1997 initial license revenues. . . .  $ 11.3   $16.6   $16.9   $25.0   $ 69.8
% of annual initial license revenues    16.2%   23.8%   24.2%   35.8%   100.0%
% of total revenues. . . . . . . . .     9.8%   13.4%   12.8%   17.0%    13.5%


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


                         LIQUIDITY AND CAPITAL RESOURCES

                                                     December 31,
                                                    1999      1998
                                                   -------   -------
                                                     (In Millions)
  Cash and equivalents and marketable securities  $  17.8   $  26.0
  Current assets . . . . . . . . . . . . . . . .    212.0     217.1
  Current liabilities. . . . . . . . . . . . . .     76.0      98.9
  Working capital. . . . . . . . . . . . . . . .    136.0     118.2
  Current portion of long-term debt. . . . . . .      4.0      15.8
  Long-term debt . . . . . . . . . . . . . . . .    227.0      85.0

  Cash provided by operations. . . . . . . . . .  $  80.0   $  99.8
  Cash used by investing activities. . . . . . .   (180.6)   (138.2)
  Cash provided by financing activities. . . . .     92.3      32.2


     The Company's total debt, net of cash and marketable securities, at December 31, 1999 was $213.0 million, a significant increase over the comparable amount ($75.0 million) at December 31, 1998. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. However, during 1999, the Company principally used its debt capacity to fund several strategic business acquisitions and investments aggregating $73.0 million and, to a lesser degree, repurchase its outstanding common stock ($33.0 million). Additionally, during 1999 the Company also invested $103.0 million in capitalized internal software development and property and equipment.

     As of December 31, 1999, the Company had the following credit facilities: a $200.0 million line of credit expiring in 2002 that had $155.0 million outstanding; a $70.0 million term loan that matures on July 15, 2000; and a $5.0 million uncommitted line of credit that had $4.0 million outstanding. Because of the large net loss in the fourth quarter, the Company was in violation of one of the financial covenants of both the line of credit and the term loan. Amendments of the related agreements were executed in February and March 2000 that return the Company to compliance with these covenants. Additionally, the amendments include an extension of the term loan maturity to January 31, 2001 and, among other things, an increase in the interest rate payable on the term loan and line of credit, a security agreement covering the Company's assets and a restriction on the Company's ability to make acquisitions and certain similar investments and repurchases of the Company's common stock. Total funds available under the line of credit will be reduced to $180.0 million until April 1, 2001 at which time it will decrease to $125.0 million; the maturity has also been shortened to July 2001.

Based upon an analysis of the preliminary results for the quarter ended March 31, 2000, the Company believes its final results for the quarter would result in a violation of the Leverage Ratio financial covenant of both the credit and term loan agreements as amended. However, the Company has entered into an amendment waiving this covenant through December 30, 2000. In connection with this amendment, the Company agreed to establish a new covenant applicable during the waiver period based upon quarterly consolidated adjusted cash flows less capital expenditures. The Leverage Ratio financial covenant required that the ratio of debt to consolidated adjusted cash flow be less than 5.5x through September 29, 2000, less than 3.5x from September 30, 2000 to December 31, 2000 and less than 2.5x thereafter. The amendment requires that quarterly consolidated adjusted cash flow less capital expenditures at least equal $(2.0) million for the quarter ended March 31, 2000, $15.0 million for the quarter ended June 30, 2000 and $30.0 million for the quarter ended September 30, 2000.

     Future credit availability under the Company's amended loan agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, the Company, prior to making an agreement with Politic, concluded that it must restructure its capital base in order to reduce debt and take advantage of various growth opportunities. Accordingly, the Board of Directors has authorized the Company's management to explore various alternatives to achieve efficiencies and obtain equity or other financing.

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

     The Year 2000 has caused an unprecedented level of investment in systems and remediation services that may adversely affect customers' decisions to invest in new application software. In addition, the Company believes that system evaluations and decision processes are being affected by uncertainties related to the Internet and its emergence as a viable insurance distribution channel is causing a re-evaluation of the traditional methods of distribution for insurance products. The Company also believes that in order for insurance companies to capitalize on this new distribution method they will be required to redesign their business models and related support systems.

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

     To date, the Company has not experienced any noteworthy system or application failures during the Year 2000 transition periods. Although some incidents were identified, a large percentage of the issues related to date and time stamps that contained erroneous values in the year field presented on reports or on-line screens. Of the few remaining issues not fitting this description, resolutions were either implemented in an expedient and efficient manner or procedures designed to mitigate customer impacts were adopted.

YEAR 2000 COSTS

     Since 1993, the Company estimates that it has incurred approximately $22.0 million in costs to address Year 2000 remediation issues. Based on the Company's experience, it is not anticipated that additional expenses to address Year 2000 concerns will be incurred. These Company costs were funded by operations.

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

The needs of each licensee of the Company's products domiciled or doing business in the participating countries may vary with regard to converting to the euro depending on how and when they choose to convert. The Company has developed strategies to modify its products licensed in the participating countries to convert to the euro. These modifications may be made available to licensees for a fee. Implementation of the modifications is the responsibility of each licensee.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As of December 31, 1999, the Company held one foreign currency forward contract with a notational value of $1.9 million as a cash flow hedge that the Company settled in January 2000 for $1.9 million. Apart from this exchange contract, the Company held no derivatives or similar financial instruments bearing market risk related to interest rates, foreign currency, equities or commodities. From time to time, the Company enters into forward foreign currency exchange contracts to hedge specific anticipated transactions in currencies other than the US dollar. Approximately 21% of the Company's assets are invested in currencies other than the US dollar. There are no material financial assets held in currencies outside of the functional currencies of these subsidiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Consolidated Financial Statements and Supplementary Data

                                                                                            Page


REPORT OF INDEPENDENT ACCOUNTANTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997  31

  Consolidated Balance Sheets as of December 31, 1999 and 1998 . . . . . . . . . . . . . . .  32

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
       for the years ended December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . .  33

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997  34

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  36

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  58

SUPPLEMENTAL SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  60

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  61

  Supplemental  schedules  other  than  those listed above are omitted because of the absence of conditions  under which they are required or because the required information is included in the
Consolidated  Financial  Statements  or  in  the  Notes  thereto.

                                     ------
                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------



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




                                   PricewaterhouseCoopers LLP


Atlanta, Georgia
March 30, 2000


                            POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                             -------------------------------
                                                               1999      1998        1997
                                                            ---------  ---------   --------
                                                        (In thousands, except per share data)

REVENUES:
  Licensing. . . . . . . . . . . . . . . . . . . . . . . .  $ 141,939   $133,814   $132,705
  Services . . . . . . . . . . . . . . . . . . . . . . . .    502,080    473,644    385,466
                                                            ----------  ---------  ---------
                                                              644,019    607,458    518,171
                                                            ----------  ---------  ---------
OPERATING EXPENSES:
  Cost of revenues:
    Employee compensation and benefits . . . . . . . . . .    309,089    268,096    216,779
    Computer and communications expenses . . . . . . . . .     51,021     38,451     32,333
    Depreciation and amortization of property,
      equipment and capitalized software costs . . . . . .    174,146     71,376     57,959
    Other costs and expenses . . . . . . . . . . . . . . .     55,375     23,897     27,459
  Selling, general and administrative expenses . . . . . .    115,714    103,909     94,649
  Amortization of goodwill and other intangibles . . . . .     20,468     10,565      9,799
  Restructuring and other charges. . . . . . . . . . . . .     22,478          -          -
  Acquisition related charges. . . . . . . . . . . . . . .          -      3,732          -
                                                            ----------  ---------  ---------
                                                              748,291    520,026    438,978
                                                            ----------  ---------  ---------

OPERATING (LOSS) INCOME. . . . . . . . . . . . . . . . . .   (104,272)    87,432     79,193

Equity in earnings of unconsolidated affiliates. . . . . .      1,908      1,163      1,189
Minority interest. . . . . . . . . . . . . . . . . . . . .        (62)      (104)         -

OTHER INCOME AND EXPENSES:
  Investment income. . . . . . . . . . . . . . . . . . . .      1,313      1,569      1,527
  Interest expense and other charges . . . . . . . . . . .    (12,006)    (3,705)    (5,110)
                                                            ----------  ---------  ---------
                                                              (10,693)    (2,136)    (3,583)
                                                            ----------  ---------  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .   (113,119)    86,355     76,799
Income tax (benefit) expense . . . . . . . . . . . . . . .    (41,148)    32,619     28,536
                                                            ----------  ---------  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS . . . . . . . . .    (71,971)    53,736     48,263

DISCONTINUED OPERATIONS:
  Income from operations of discontinued
    operations less applicable income taxes
    of $252 and $1,535, respectively . . . . . . . . . . .          -        389      2,058
  Loss on disposal of discontinued operations, less
    applicable income taxes (benefit) of $2,272 and ($38),
     respectively. . . . . . . . . . . . . . . . . . . . .          -       (854)       (64)
                                                            ----------  ---------  ---------
                                                                    -       (465)     1,994
                                                            ----------  ---------  ---------

NET (LOSS) INCOME. . . . . . . . . . . . . . . . . . . . .  $ (71,971)  $ 53,271   $ 50,257
                                                            ==========  =========  =========

BASIC EARNINGS PER SHARE:
  (Loss ) income from continuing operations. . . . . . . .  $   (2.02)  $   1.47   $   1.32
  (Loss) income from discontinued operations . . . . . . .          -      (0.01)      0.06
                                                            ----------  ---------  ---------
                                                            $   (2.02)  $   1.46   $   1.38
                                                            ==========  =========  =========
DILUTED EARNINGS PER SHARE:
  (Loss) income from continuing operations . . . . . . . .  $   (2.02)  $   1.37   $   1.28
  (Loss) income from discontinued operations . . . . . . .          -      (0.01)      0.05
                                                            ----------  ---------  ---------
                                                            $   (2.02)  $   1.36   $   1.33
                                                            ==========  =========  =========

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .     35,549     36,441     36,468
                                                            ==========  =========  =========
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION . . . . .     35,549     39,289     37,666
                                                            ==========  =========  =========

See accompanying notes.


                                   POLICY MANAGEMENT SYSTEMS CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                       -------------------
                                                                                        1999        1998
                                                                                      --------    ---------
                                                                          (In thousands, except share data)

ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,744   $ 26,013
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89          -
  Receivables, net of allowance for uncollectible amounts of $13,000 ($2,051 at 1998)    99,669    123,427
  Accrued revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,393     26,557
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,979      9,336
  Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,728          -
  Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,788     11,279
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,050      8,645
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,559     11,866
                                                                                       ---------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   211,999    217,123

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   142,867    135,538
Accrued revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,130      7,844
Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . .   111,024     81,401
Capitalized software costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   155,896    220,908
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,850     24,787
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,332      9,661
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,149     17,395
                                                                                       ---------  ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $706,288   $718,698
                                                                                       =========  =========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . .  $ 41,236   $ 57,129
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     4,000     15,812
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,616      9,202
  Unearned revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,290     15,804
  Accrued restructuring and other charges . . . . . . . . . . . . . . . . . . . . . .     3,630        806
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,223        182
                                                                                       ---------  ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    75,995     98,935

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   227,000     85,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68,514     98,233
Accrued restructuring and other charges . . . . . . . . . . . . . . . . . . . . . . .     2,659        767
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,935      2,753
                                                                                       ---------  ---------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   384,103    285,688
                                                                                       ---------  ---------

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       624        526

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Special stock, $.01 par value, 5,000,000 shares authorized. . . . . . . . . . . . . .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
  35,585,078 shares issued and outstanding (36,357,139 at 1998) . . . . . . . . . . .       356        364
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,695     82,396
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   287,483    359,454
Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . .   (12,972)    (9,730)
Stock employee compensation trust . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,001)         -
                                                                                       ---------  ---------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .   321,561    432,484
                                                                                       ---------  ---------
          Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $706,288   $718,698
                                                                                       =========  =========

See accompanying notes.


                                          POLICY MANAGEMENT SYSTEMS CORPORATION
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 AND COMPREHENSIVE INCOME

                                                                    Accumulated
                                              Additional              Other
                                     Common    Paid-In     Retained Comprehensive Unearned
                                      Stock    Capital     Earnings   Income    Compensation  Total
                                    --------   -------    ---------  --------   ---------  --------
                                                           (Dollars in thousands)
BALANCE, DECEMBER 31, 1996 . . . .  $    182   $106,104   $256,110   $    856          -   $363,252

Comprehensive income
  Net income . . . . . . . . . . .         -          -     50,257          -          -     50,257
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -          -          -     (9,020)         -     (9,020)
    Unrealized gain on
      marketable securities. . . .         -          -          -         20          -         20
                                                                                           ---------
Total comprehensive income . . . .                                                           41,257
                                                                                           ---------
Stock options exercised
  (240,018 shares) . . . . . . . .         3     11,018          -          -          -     11,021
Repurchase of 79,900 shares
  of common stock. . . . . . . . .       ( 2)    (5,032)         -          -          -     (5,034)
                                    ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1997 . . . .       183    112,090    306,367     (8,144)         -    410,496

Comprehensive income
  Net income . . . . . . . . . . .         -          -     53,271          -          -     53,271
  Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -          -          -     (1,578)         -     (1,578)
    Unrealized gain on
      marketable securities. . . .         -          -          -         (8)         -         (8)
                                                                                           ---------
Total comprehensive income . . . .                                                           51,685
                                                                                           ---------
Stock dividend (18,426,691 shares)       184          -       (184)         -          -          -
Stock options exercised
  (1,734,544 shares) . . . . . . .        18     61,623          -          -          -     61,641
Repurchase of 2,143,400 shares
  of common stock. . . . . . . . .       (21)   (91,317)         -          -          -    (91,338)
                                    ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1998 . . . .       364     82,396    359,454     (9,730)         -    432,484

Comprehensive income
  Net loss . . . . . . . . . . . .         -          -    (71,971)         -          -    (71,971)
Other comprehensive income,
    net of tax
    Foreign currency
      translation adjustments. . .         -          -          -     (3,242)         -     (3,242)
                                                                                           ---------
Total comprehensive income . . . .                                                          (75,213)
                                                                                           ---------
Purchase of shares for SECT. . . .         -          -          -          -    (10,094)   (10,094)
Restricted stock vested. . . . . .         -         (3)         -          -         19         16
Restricted stock forfeited . . . .         -        (74)         -          -         74          -
Stock options exercised
  (243,452 shares) . . . . . . . .         2      7,411          -          -          -      7,413
Repurchase of  1,015,513 shares
  of common stock. . . . . . . . .       (10)   (33,035)         -          -          -    (33,045)
                                    ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1999 . . . .  $    356   $ 56,695   287,483    $(12,972)  $(10,001)  $321,561
                                    =========  =========  =========  =========  =========  =========

See accompanying notes.


                                 POLICY MANAGEMENT SYSTEMS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                     ----------------------------------
                                                                        1999        1998         1997
                                                                     ---------  ---------     ---------
                                                                               (In thousands)
OPERATING ACTIVITIES
    Net (loss) income . . . . . . . . . . . . . . . . . . . . . . .  $ (71,971)  $  53,271   $  50,257
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . .    201,562      87,979      72,351
        Deferred income taxes . . . . . . . . . . . . . . . . . . .    (46,481)      5,338      13,365
        Provision for uncollectible accounts. . . . . . . . . . . .     12,350          90       2,951
        Gain on disposal of discontinued operations . . . . . . . .          -      (1,986)          -
        Acquisition related charges . . . . . . . . . . . . . . . .          -       3,732           -
    Changes in assets and liabilities:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . .     18,612     (37,775)     (5,594)
        Accrued revenues. . . . . . . . . . . . . . . . . . . . . .    (17,980)      7,739      (8,438)
        Other receivable. . . . . . . . . . . . . . . . . . . . . .     11,279           -           -
        Accounts payable and accrued expenses . . . . . . . . . . .    (18,023)     (3,540)     (4,422)
        Accrued restructuring and other charges . . . . . . . . . .      5,030          62      (2,307)
        Income taxes. . . . . . . . . . . . . . . . . . . . . . . .    (14,599)      1,903         876
        Unearned revenues . . . . . . . . . . . . . . . . . . . . .      1,967      (3,825)      8,966
        Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (1,708)    (13,195)        224
                                                                     ----------  ----------  ----------
             Cash provided by operations. . . . . . . . . . . . . .     80,038      99,793     128,229
                                                                     ----------  ----------  ----------

INVESTING ACTIVITIES
    Proceeds from sales/maturities of available-for-sale securities      2,108       3,257         250
    Proceeds from maturities of held-to-maturity securities . . . .          -       2,969           -
    Proceeds from sale of business segment. . . . . . . . . . . . .          -      23,826       2,900
    Acquisition of property and equipment . . . . . . . . . . . . .    (35,937)    (61,699)    (31,761)
    Capitalized internal software development costs . . . . . . . .    (67,106)    (59,642)    (62,508)
    Business acquisitions and investments . . . . . . . . . . . . .    (72,589)    (36,898)     (4,850)
    Proceeds from disposal of property and equipment. . . . . . . .      1,316       1,031         806
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,441)    (11,013)     (2,410)
                                                                     ----------  ----------  ----------
Cash used by investing activities . . . . . . . . . . . . . . . . .   (180,649)   (138,169)    (97,573)
                                                                     ----------  ----------  ----------

FINANCING ACTIVITIES
    Payments on long-term debt. . . . . . . . . . . . . . . . . . .   (349,012)    (67,593)   (181,219)
    Proceeds from borrowing under credit facilities . . . . . . . .    477,200     129,500     154,634
    Purchase of stock for Stock Employee Compensation Trust . . . .    (10,094)          -           -
    Issuance of common stock under stock option plans . . . . . . .      7,293      61,641      11,021
    Repurchase of outstanding common stock. . . . . . . . . . . . .    (33,045)    (91,338)     (5,034)
                                                                     ----------  ----------  ----------
             Cash provided (used) by financing activities . . . . .     92,342      32,210     (20,598)
                                                                     ----------  ----------  ----------

Net decrease in cash and equivalents. . . . . . . . . . . . . . . .     (8,269)     (6,166)     10,058
Cash and equivalents at beginning of period . . . . . . . . . . . .     26,013      32,179      22,121
                                                                     ----------  ----------  ----------
Cash and equivalents at end of period . . . . . . . . . . . . . . .  $  17,744   $  26,013   $  32,179
                                                                     ==========  ==========  ==========

SUPPLEMENTAL INFORMATION
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,275   $   2,174   $   3,328
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .     16,568      14,056      12,229


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


                               Year  Ended  December  31,
                                ----------------------
                                 1999   1998     1997
                                 ----  ------   ------

Weighted Average Shares
------------------------------
Basic EPS. . . . . . . . . . .  35,549  36,441  36,468
Effect of common stock options       -   2,848   1,198
                                ------  ------  ------
Diluted EPS. . . . . . . . . .  35,549  39,289  37,666
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

     On June 30, 1999, the Company purchased Financial Administrative Services, Inc. ("FAS"), a provider of business process outsourcing ("BPO"), for $13.0 million plus additional consideration of up to $12.0 million contingent on the future performance of FAS, to be capitalized as additional goodwill when paid until 2005. FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment. The Company intends to grow the business acquired.

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

     In December 1998, the Company acquired CAF Systemhaus fur Anwendungsprogrammierung GmbH ("CAF"), headquartered in Gilching, Germany, and related entities for approximately $7.0 million. CAF's Visual Project Modeling Systems ("VP/MS") are designed to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming cost and time to market.

     On August 31, 1998, the Company purchased 100% of the outstanding common stock of The Leverage Group, Inc. ("TLG") for $25.0 million in cash. An independent appraiser estimated the fair market value of the assets acquired and liabilities assumed including the in-process research and development ("IPR&D"). TLG owns PolicyLink, a family of systems designed to support the administrative tasks associated with administration, commission processing, payout processing, and disbursement generation for life insurance and annuity contracts. In addition to continuing to market certain systems, the Company intends to integrate the family of systems with its existing product, CyberLife , to provide a local area network solution that administers products ranging from traditional whole and term-life insurance to non-traditional, wealth-accumulation products including annuities and variable annuities. The Company recorded acquisition related charges of approximately $3.7 million related to the purchase of TLG (see Note 6).

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

The following table reflects the activity related to restructuring charges for the three years ended December 31, 1999 (in thousands):


                                        Current  Non-current Total


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
                                         ========  =======  ========

NOTE  4.  PROPERTY  AND  EQUIPMENT

     A summary of property and equipment is as follows (in thousands):


                                                  Estimated       December 31,
                                                                ----------------
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


NOTE  5.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     A summary of goodwill and other intangible assets is as follows (in thousands):


                                                December 31,
                                            -------------------
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

NOTE 6.  CAPITALIZED SOFTWARE COSTS

     A summary of capitalized software costs is as follows (in thousands):

                                       December 31,
                                 ----------------------
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

     During the third quarter of 1999, the Company recorded approximately $94.3 million of accelerated amortization related to costs determined to be unrecoverable. Of this amount, approximately $77.6 million relates to Series II and Series III, and approximately $16.7 million relates to international operations.

     During the fourth quarter of 1998, the Company recorded impairment charges which have been reclassified to amortization in the amount of $9.6 million to write-off the unamortized portion of capitalized software development costs of principally two products. The Company had invested approximately $4.2 million in the development of a new software product called Visual Product Builder ("VPB"). VPB was intended to allow insurance companies to easily design and implement computer code to administer new insurance products with reduced programming costs and time to market. During the Company's 1998 fourth quarter strategic planning, it became apparent that for technical and architectural reasons, VPB would not reach the level of market acceptance initially anticipated. Also during the fourth quarter, the Company identified CAF as a potential acquisition candidate, primarily based on CAF's successful development of VP/MS. VP/MS provides substantially the same function as VPB but without the technical and architectural issues that VPB presented. Therefore, the Company wrote off $3.9 million of unamortized previously capitalized VPB internal development costs. Also during its 1998 fourth quarter strategic planning, the Company determined to cease marketing its policy administration software in the Latin American market to pursue an alliance with another software vendor in that market. Consequently, the Company wrote off $4.5 million of unamortized internal development costs. The remaining amount of accelerated amortization related to unamortized development costs of lesser products that were determined to be unrecoverable.

NOTE 7.  LONG-TERM DEBT AND OTHER BORROWINGS

     Long-term debt is as follows (in thousands):

                                 December 31,
                             ------------------
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

       As of December 31, 1999, the Company had the following credit facilities: a $200.0 million line of credit with a syndicate of financial institutions which had $155.0 million outstanding, a $70.0 million term loan with three of the financial institutions in the line of credit syndicate and a $5.0 million uncommitted bank line of credit which had $4.0 million outstanding. Because of the large net loss in the fourth quarter, the Company was in violation of one of the covenants of both the line of credit and the term loan. Amendments of the related agreements were executed in February and March 2000 that return the Company to compliance.

       Under these amendments, the line of credit will be reduced to $180.0 million and, further, to $125.0 million on April 1, 2001. The line of credit will mature on July 1, 2001. Borrowings under the agreement bear interest at rates based upon the applicable London Interbank Offering Rate ("LIBOR") plus a spread of 2.75%. During 1999, loans under this agreement ranged in rates from 6.475% to 6.85%. Additionally, the Company pays a per annum fee on the aggregate amount of the line of credit commitment of .50%.

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

In June 1998, a Data Processing Services Agreement was completed between the Company and Lockheed Martin Corporation ("Lockheed Martin"). Under its terms, the Company turned over operations of its Blythewood, South Carolina, data center to Lockheed Martin on July 1, 1998. The agreement sets forth an annual fee for each of the ten years of the agreement, payable in monthly installments. The amount was determined based on baseline resources, however, it will be adjusted for over or under usage of resources, inflation, and benchmarking results. The Company also made deposits of $2.6 million and $2.0 million in 1999 and 1998, respectively. These amounts will reduce future payments beginning in June 2003. The baseline payments are as follows (in thousands):

Year Ending December 31,
------------------------

2000 . . .      $ 22,824
2001 . . .        25,439
2002 . . .        29,740
2003 . . .        30,825
2004 . . .        33,425
Thereafter       137,447
                 -------
Total. . .      $279,700
                ========


     During 1997, the Company entered into two five-year renewable lease and maintenance agreements to lease certain data processing equipment for use in its worldwide data center operations. Minimum lease payments over the initial terms of the agreements aggregate $8.6 million payable in specified monthly installments. At the end of the term of each agreement, the Company had the option to purchase the leased equipment at fair market value, upgrade the equipment with the latest technology, or discontinue each lease. Lockheed Martin assumed these leases.

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
            ========


CONTINGENCIES  -  LEGAL  PROCEEDINGS

     The Company is involved in litigation commenced in February 2000, in the District Court of Dallas County, Texas, by Chase Manhattan Mortgage Corporation ("Chase") related to the Company's mortgage loan origination products and services. The complaint alleges breach of contract, breach of warranty, misrepresentation, malpractice and mismanagement and seeks a declaratory judgment and damages in excess of $20.0 million including amounts paid by Chase to the Company, internal costs, consulting fees, opportunity costs, reputational costs, attorneys fees and costs and punitive and exemplary damages. The Company believes that the allegations are without merit and are subject to various affirmative defenses and counterclaims and will vigorously defend the matter. The Company is seeking to have the lawsuit dismissed or stayed pending alternative dispute resolution proceedings as required by the agreements between the parties.

     In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and NeuronWorks, an entity retained by the Company in the development of Claims Outcome Advisor ("COA"), misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product. The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortious interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorneys fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortious interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case has been set for trial in December 2000. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

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

These class action lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on, among other things, alleged misleading statements, alleged failure to disclose material adverse information, alleged false financial reporting, alleged failure to report trends, demands or uncertainties, and alleged failure to implement and maintain adequate internal controls. Each of the complaints seeks unspecified compensatory damages, including interest, costs and attorney fees.

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

On March 10, 2000, one of the Company's employees, suing allegedly on behalf of herself and all former or current participants in the Company's 401(k) Retirement Savings Plan ("Plan") during the period October 22, 1998 through February 10, 2000, commenced a purported class action against the Company, its Chairman and three members of the Administrative Committee of the Plan. The action alleges that the Plan's investment in the Company's stock violated Sections 502(a)(2) and (3) of ERISA and constituted a breach of fiduciary duty given defendants' alleged knowledge that the Company's stock price was artificially inflated throughout the class period as a result of the same series of alleged materially false and misleading statements that form the basis of the securities class action described above.

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


NOTE  9.  INCOME  TAXES

     A reconciliation of the difference between the actual income tax provision and the expected provision on pre-tax income (loss), computed using the applicable statutory rate, is as follows:

                                                          Year Ended December 31,
                                                          ---------------------
                                                           1999     1998   1997
                                                           ----     ----   ----

Provision for taxes at the statutory rate . . . . . . . .  (35.0)%  35.0%  35.0%
Increase (decrease) in provision from:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . .     1.5    1.1    1.1
  State and local income taxes, net of federal tax effect  (  2.9)   1.5    1.3
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       -    2.1      -
                                                           -------  -----  -----
                                                           (  1.4)   4.7    2.4
                                                           -------  -----  -----
Effective income tax provision rate . . . . . . . . . . .  (36.4)%  39.7%  37.4%
                                                           =======  =====  =====

An analysis of the income tax provision is as follows (in thousands):

                                                              Year Ended December 31,
                                                          -----------------------------
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

An analysis of the net deferred income tax assets and liabilities is as follows (in thousands):


                                                 December 31,
                                             -----------------
                                               1999     1998
                                             -------   -------

Current deferred assets. . . . . . . . . . .  $15,979  $ 9,336
                                              -------  -------

Long-term deferred assets:
  Net operating loss carryforward. . . . . .    7,567    7,567
  Foreign tax credit carryforward. . . . . .    2,202    6,161
  Other. . . . . . . . . . . . . . . . . . .   20,081   11,059
                                              -------  -------
    Long-term deferred assets. . . . . . . .   29,850   24,787
                                              -------  -------
      Total deferred assets. . . . . . . . .  $45,829  $34,123
                                              =======  =======

Long-term deferred liabilities:
  Depreciation and amortization of property,
    equipment and intangibles. . . . . . . .  $20,156  $17,629
  Capitalized software development costs . .   34,774   77,237
  Other. . . . . . . . . . . . . . . . . . .   13,584    3,367
                                              -------  -------
      Total deferred liabilities . . . . . .  $68,514  $98,233
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

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $32.0 million at December 31, 1999) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, there would be additional federal income tax expense of $1.8 million.

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

401(K)  RETIREMENT  SAVINGS  PLAN

The Company offers the Policy Management Systems Corporation 401(k) Retirement Savings Plan (the "Plan") to eligible employees. The Company matches 100% of the first 3% of salary contributed by the participant and matches 50% of the next 3% of salary contributed by the participant. Subject to limits imposed by the Internal Revenue Service, the Internal Revenue Code and the Plan, participants may also make additional before-tax and after-tax contributions that are not subject to matching contributions by the Company. Participants have several options as to how their contributions and vested Company contributions are invested. Non-vested and current Plan year Company contributions are invested in common stock of the Company. The Company's contribution on behalf of participating employees was $7.1, $5.3 and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Participants in the 1993 Plan have exercise rights as a percentage of market value at date of grant as follows: 1993 - 105%; 1994 - 104%; 1995 - 103%; 1996 -
102%; 1997 - 101%; and 1998 - 100%. Options granted under the 1993 Plan became exercisable as follows: 25% on January 1, 1995; 25% on January 1, 1997; and 50% on January 1, 1999. For individuals who were selected to participate in the 1993 Plan, the number of options granted and what percentage becomes exercisable on the above dates are determined according to formulas described in the 1993 Plan.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

                                                   Year Ended December 31,
                                                  ------------------------
                                                  1999     1998     1997
                                                 ------  -------   -------

  Net (loss) income
    As reported . . . . . . . . . .  $          (71,971)  $53,271  $50,257
    Pro forma . . . . . . . . . . .             (76,190)   44,634   43,691

  Basic (loss) earnings per share
    As reported . . . . . . . . . .  $            (2.02)  $  1.46  $  1.38
    Pro forma . . . . . . . . . . .               (2.14)     1.22     1.20

  Diluted (loss) earnings per share
    As reported . . . . . . . . . .  $            (2.02)  $  1.36  $  1.33
    Pro forma . . . . . . . . . . .               (2.14)     1.14     1.16


     Option activity under all of the stock option plans is summarized as follows:

                                                                Year Ended December 31,
                                         ----------------------------------------------------------------
                                                 1999                    1998                 1997
                                         --------------------     ------------------  -------------------
                                               Weighted                Weighted-           Weighted-
                                               Average                  Average             Average
                                               Exercise                 Exercise            Exercise
                                         Shares         Price       Shares     Price   Shares      Price
                                       ---------     ---------    ----------  ------- ---------  --------
Outstanding at beginning of year . . .   6,184,767   $    27.23    7,595,780   $24.61  6,917,764   $24.48
Granted. . . . . . . . . . . . . . . .     864,450        38.53    1,037,932    34.61  1,219,500    22.95
Exercised. . . . . . . . . . . . . . .    (243,452)       23.42   (2,066,731)   21.93   (480,036)   18.72
Forfeited. . . . . . . . . . . . . . .    (223,864)       32.18     (382,214)   24.07    (61,448)   22.96
                                        -----------              ------------          ----------
Outstanding at end of year . . . . . .   6,581,901   $    28.69    6,184,767   $27.23  7,595,780   $24.61
                                        ===========              ============          ==========

Options exercisable at year end. . . .   4,221,004                 2,500,327           3,371,184

Shares available for future grant. . .     945,300                         0           1,829,468

Weighted-average fair value of options
 granted during the year . . . . . . .  $    15.78                $    12.80         $      8.70

The following table summarizes information about fixed options outstanding at December 31, 1999:

                                                     Options Outstanding
                                             ---------------------------
Options Exercisable
-------------------
                                 Weighted-
                                  Average Weighted           Weighted-
                                Remaining  Average            Average
Range of                       Contractual Exercise           Exercise
Exercise Prices        Shares     Life     Price    Shares     Price
---------------      ---------  ---------  ------  ---------  -------
15. . . .              167,368  4.3 years  $15.11    167,368  $15.11
16 to 18               446,546  5.9 years   17.16    288,866   16.97
21 to 24             2,627,504  5.6 years   22.79  1,902,498   22.72
25 to 27               603,414  5.0 years   25.88    430,664   25.72
33 to 40             2,032,905  7.1 years   36.53    727,444   34.54
41 to 46               704,164  3.0 years   40.97    704,164   40.97
                    ----------                     ---------
                     6,581,901.                    4,221,004
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

DISCONTINUED  OPERATIONS

The Company sold its life information services segment in May 1998 for $23.8 million, net of selling expenses, resulting in a gain of $3.0 million, pre-tax and a gain of $0.1 million, net of tax. The difference in gain for tax purposes primarily results from the inability to deduct goodwill related to the sale for tax purposes. The operations of this segment are presented as discontinued operations in the accompanying Consolidated Statements of Operations. See Note 13 for income from operations of the discontinued segment.

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

Information about the Company's operations for the past three years is as follows:


                                                         Year Ended December 31,
                                                      -------------------------------
                                                       1999       1998        1997
                                                     ---------  ---------  ----------
                                                               (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS
    Property and casualty . . . . . . . . . . . . .  $ 279,035   $278,832   $249,331
    Life and financial solutions. . . . . . . . . .    189,572    150,564    101,593
                                                     ----------  ---------  ---------
      Total US revenues . . . . . . . . . . . . . .    468,607    429,396    350,924
    International . . . . . . . . . . . . . . . . .    175,412    178,062    167,247
                                                     ----------  ---------  ---------
          Total revenues from continuing operations  $ 644,019   $607,458   $518,171
                                                     ==========  =========  =========

  Discontinued Information Services Operations
    Property and casualty . . . . . . . . . . . . .  $       -   $      -   $ 64,649
    Life. . . . . . . . . . . . . . . . . . . . . .          -     11,968     64,611

(LOSS) INCOME FROM CONTINUING OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $ (29,562)  $ 77,563   $ 72,055
    Life and financial solutions. . . . . . . . . .     (4,846)    33,895     21,627
    Corporate . . . . . . . . . . . . . . . . . . .    (40,818)   (26,434)   (26,622)
                                                     ----------  ---------  ---------
      Total US operating (loss) income. . . . . . .    (75,226)    85,024     67,060
    International . . . . . . . . . . . . . . . . .    (29,046)     2,408     12,133
                                                     ----------  ---------  ---------
        Operating (loss) income . . . . . . . . . .   (104,272)    87,432     79,193

    Equity in earnings of unconsolidated affiliates      1,908      1,163      1,189
    Minority interest . . . . . . . . . . . . . . .        (62)      (104)         -
    Other income and expenses . . . . . . . . . . .    (10,693)    (2,136)    (3,583)
    Income tax (benefit) expense. . . . . . . . . .    (41,148)    32,619     28,536
                                                     ----------  ---------  ---------
        (Loss) income from continuing operations. .  $ (71,971)  $ 53,736   $ 48,263
                                                     ==========  =========  =========

DISCONTINUED INFORMATION SERVICES OPERATIONS
    Property and casualty . . . . . . . . . . . . .  $       -   $ (1,586)  $    533
    Life. . . . . . . . . . . . . . . . . . . . . .          -      3,672      2,958
    Other income and expenses . . . . . . . . . . .          -        (27)         -
    Income taxes. . . . . . . . . . . . . . . . . .          -      2,524      1,497
                                                     ----------  ---------  ---------
      Discontinued operations, net. . . . . . . . .  $       -   $   (465)  $  1,994
                                                     ==========  =========  =========


                                                          Year Ended December 31,
                                                        -----------------------------
                                                          1999       1998      1997
                                                        --------   --------  --------
                                                               (In thousands)
DEPRECIATION AND AMORTIZATION
    Property and casualty. . . . . . . . . . . . . . .  $110,518   $30,146   $26,203
    Life and financial solutions . . . . . . . . . . .    37,429    15,142    14,878
    Corporate. . . . . . . . . . . . . . . . . . . . .     7,908     8,822    13,148
    International. . . . . . . . . . . . . . . . . . .    45,707    32,858    16,682
    Transferred to selling, general and administrative    (6,948)   (5,027)   (3,153)
                                                        ---------  --------  --------
      Total depreciation and amortization. . . . . . .  $194,614   $81,941   $67,758
                                                        =========  ========  ========

    Discontinued Information Services Operations
      Property and casualty. . . . . . . . . . . . . .  $      -   $     -   $   179
      Life . . . . . . . . . . . . . . . . . . . . . .         -     1,011       954



                                                  As of December 31,
                                           --------------------------------
                                             1999        1998       1997
                                           ---------   --------   ---------
                                                   (In thousands)
IDENTIFIABLE ASSETS
  Enterprise software and services
    Property and casualty. . . . . . . . .  $404,465   $405,788   $339,649
    Life and financial solutions . . . . .   157,312    153,484    103,701
  Life information services (discontinued)         -          -     21,368
  Corporate. . . . . . . . . . . . . . . .    36,533     36,342     34,863
                                            ---------  ---------  ---------
      Total US identifiable assets . . . .   598,310    595,614    499,581
  International. . . . . . . . . . . . . .   150,979    150,698    142,881
  Eliminations . . . . . . . . . . . . . .   (43,001)   (27,614)   (24,056)
                                            ---------  ---------  ---------
      Total identifiable assets. . . . . .  $706,288   $718,698   $618,406
                                            =========  =========  =========

LONG-LIVED ASSETS
  US . . . . . . . . . . . . . . . . . . .  $402,005   $417,549   $361,383
  International. . . . . . . . . . . . . .    90,928     83,923     71,214
                                            ---------  ---------  ---------
      Total long-lived assets. . . . . . .  $492,933   $501,472   $432,597
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

During the fourth quarter of 1999 and continuing into the first quarter of 2000, rising interest rates caused significant declines in mortgage loan originations and reduced profits for mortgage loan originators. This in turn led many existing and prospective customers of the Company's Banking Division to re-evaluate their loan origination software system requirements. Consequently, the Company established reserves against approximately $8.3 million of accounts receivable based on disputes with several significant Banking Division customers. The Company is in continuing dialogue with these customers and is in various stages of negotiations or resolution concerning these disputes.

During the fourth quarter of 1999, the Company recorded approximately $18.1 million of accelerated amortization with $16.3 million related to its Banking Division and approximately $1.8 million for several smaller software products primarily in its international segment.


NOTE  16.  SUBSEQUENT  EVENT

     On January 21, 2000, the Company announced its intent to change the name of the Company to Mynd Corporation. Approval requires a two-thirds vote of the shareholders at a shareholders meeting to be scheduled. If approved by shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange. Meanwhile, management intends to proceed with a campaign to promote acceptance and awareness of the new name.


                                POLICY MANAGEMENT SYSTEMS CORPORATION
                             QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

                                    Reported   Restated  Reported   Restated
                                     First      First     Second     Second      Third      Fourth
                                    Quarter    Quarter    Quarter    Quarter    Quarter     Quarter
                                    --------  --------    --------  --------    --------    --------
                                                  (In thousands, except per share data)
                                                                 (Unaudited)

1999
Revenues . . . . . . . . . . . . .  $161,475   $160,289   $172,346   $173,531   $ 168,788   $141,411
Operating income (loss). . . . . .    23,510     22,480     25,981     27,090    (107,690)   (46,152)
Other (expenses) and income, net .    (1,282)    (1,241)    (2,564)    (2,564)     (3,325)    (3,563)
Income (loss) before income taxes.    22,330     21,341     23,525     24,634    (110,709)   (48,385)
Cumulative effect of change in
  accounting principle . . . . . .         -          -          -          -           -     (3,200)
Net income (loss). . . . . . . . .  $ 14,068   $ 13,451   $ 14,820   $ 15,512   $ (70,448)  $(30,486)
Basic earnings (loss) per share. .  $   0.39   $   0.37   $   0.42   $   0.44   $   (1.99)  $  (0.86)
Diluted earnings (loss) per share.  $   0.37   $   0.35   $   0.41   $   0.42   $   (1.99)  $  (0.86)
Impact on basic earnings (loss)
  per share. . . . . . . . . . . .         -          -          -          -           -   $  (0.06)
Impact on diluted earnings (loss)
  per share. . . . . . . . . . . .         -          -          -          -           -   $  (0.06)


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


                                   First     Second     Third       Fourth
                                   Quarter    Quarter    Quarter     Quarter
                                  ---------  ---------  ---------   --------
                                       (In thousands, except per share data)
1998
Revenues. . . . . . . . . . . . .  $140,421   $144,889   $151,303   $170,845
Operating income. . . . . . . . .    20,848     22,375     22,429     21,780
Other (expenses) and income, net.      (425)      (370)      (603)      (738)
Income from continuing operations
  before income taxes . . . . . .    20,628     22,208     21,911     21,608
Discontinued operations, net. . .       322       (386)         -       (401)
Net income. . . . . . . . . . . .  $ 13,189   $ 13,596   $ 13,171   $ 13,315
Basic earnings per share. . . . .  $   0.36   $   0.37   $   0.36   $   0.37
Diluted earnings per share. . . .  $   0.34   $   0.34   $   0.33   $   0.34

                                       1997
Revenues. . . . . . . . . . . . .  $115,083   $123,828   $131,955   $147,305
Operating income. . . . . . . . .    15,774     16,643     20,738     26,038
Other (expenses) and income, net.      (790)    (1,012)    (1,007)      (774)
Income from continuing operations
  before income taxes . . . . . .    15,354     15,951     20,005     25,489
Discontinued operations, net. . .       468        694        386        446
Net income. . . . . . . . . . . .  $ 10,092   $ 10,694   $ 12,937   $ 16,534
Basic earnings per share. . . . .  $   0.28   $   0.29   $   0.35   $   0.45
Diluted earnings per share. . . .  $   0.27   $   0.29   $   0.34   $   0.43


     The results of operations in 1998 third and fourth quarters include $3.7 million and $9.6 million of charges related to the acquisition of TLG and accelerated amortization, respectively. For a further discussion of these charges, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                    SCHEDULE II

                             POLICY MANAGEMENT SYSTEMS CORPORATION
                               VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                                            -------------------
                                                 Balance            Charged
                                                    At     Charged    to                 Balance
                                                 Beginning    to     Other               at End
Description                                      of Period Expenses Accounts Deductions of Period
-----------------------------------------------------------------------------------------------
                                                                   (In thousands)
Allowance for uncollectible amounts
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

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS
POLICY  MANAGEMENT  SYSTEMS  CORPORATION

     Our audits of the consolidated financial statements of Policy Management Systems Corporation referred to in our report dated March 30, 2000 appearing on page 30 of this Form 10-K/A also included an audit of the financial statement schedule listed in the index on page 29 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.



                                       PricewaterhouseCoopers LLP


Atlanta, Georgia
March 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following information as of April 14, 2000 is furnished with respect to each director and executive officer:

Name                      Age  Position with the Company


G. Larry Wilson. . . . .   53  Chairman of the Board, President and Chief Executive Officer
David T. Bailey. . . . .   53  Executive Vice President
Alfred R. Berkeley, III.   55  Director
Donald W. Feddersen. . .   65  Director
Michael D. Gantt . . . .   48  Senior Vice President
Harald J. Karlsen. . . .   53  Senior Vice President
Stephen G. Morrison. . .   50  Executive Vice President, Secretary, General Counsel and
                               Chief Administrative Officer
Dr. John M. Palms, Ph.D.   64  Director
Michael W. Risley. . . .   43  Executive Vice President
Joseph D. Sargent. . . .   70  Director
John P. Seibels. . . . .   58  Director
Richard G. Trub. . . . .   69  Director
Timothy V. Williams. . .   50  Executive Vice President and Chief Financial Officer


G. Larry Wilson - Chairman of the Board, President and Chief Executive Officer of the Company (since 1980). Current term as Director will expire in 2001. He has been employed by the Company since its inception.

David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Group. Employed by the Company since 1981.

Alfred R. Berkeley, III - Director since 1997. Mr. Berkeley has served as President of The Nasdaq Stock Market, Inc. since May 1996. Before that, he served as Managing Director and Senior Banker of Alex. Brown & Sons Incorporated. He is currently also a director of Princeton Capital Management,
Inc.    He  also  serves  as  a  director of several privately owned companies.

Donald W. Feddersen - Director since 1997 and previously served as a Director from January 1983 to October 1994. Mr. Feddersen is currently a private investor. Before that, he was General Partner of Charles River Ventures. He serves as a director of a number of privately-owned high technology companies.


Michael D. Gantt - Senior Vice President of the Company since 1998. Responsible for the Claims and Risk Management Group. Employed by the Company since 1995.

Harald J. Karlsen - Senior Vice President of the Company since 1998. Responsible for the international operations in Europe, Africa and the Middle East. Employed by the Company since 1993.

Stephen G. Morrison - Executive Vice President, Secretary and General Counsel of the Company since January 1994 and Chief Administrative Officer since 1997. Responsible for the administration of the legal affairs of the Company, the Legal and Business Services Group which includes legal, human resources, quality and corporate marketing. Employed by the Company since 1994.

Dr. John M. Palms, Ph.D. - Director since 1992. Dr. Palms is the President of the University of South Carolina. He also serves as a director of Peco Energy Company and Fortis, Inc., and serves as Chairman of the Board of the Institute of Defense Analyses.

Michael W. Risley - Executive Vice President of the Company since November 1998. Responsible for the Financial Solutions Group. Employed by the Company since 1980.

Joseph D. Sargent - Director since 1986. Mr. Sargent is the Chairman of Bradley, Foster, & Sargent, Inc. He serves as Vice Chairman for Connecticut Surety Corporation and until February 1998, he served as Treasurer. He also serves as director for each of Trenwick Group, Inc., Mutual Risk Management Ltd., MMI Companies, Inc., and Command Systems, Inc.

John P. Seibels - Director since 1981. Mr. Seibels is currently a private investor. He also serves as a director of The Seibels Bruce Group, Inc. and certain of its subsidiaries.

Richard G. Trub - Director since 1981. Mr. Trub is the Chairman and Treasurer of Trubco, Inc. He previously held the position of Senior Vice President with the Connecticut National Bank.

Timothy V. Williams - Executive Vice President and Chief Financial Officer of the Company since February 1994. Responsible for the Financial and Operational Services Group. Employed by the Company since February 1994.

     On July 22, 1997, the Securities and Exchange Commission ("SEC") commenced a civil proceeding against the Company and certain current and former officers and employees of the Company, including Messrs. Wilson and Bailey. In its complaint, the SEC alleged that the Company and the named individuals had violated certain provisions of the Securities Exchange Act of 1934 relating to reporting, books and records and internal controls in connection with the Company's 1990-1993 financial statements and reports. Simultaneously with the filing of the complaint, all defendants filed consents in which they neither admitted nor denied the allegations made, agreed to the entry of an injunction requiring future compliance with those provisions of the federal securities laws, and agreed to pay certain civil penalties. The Company agreed to pay a civil penalty of one million dollars and each individual agreed to pay a civil penalty of twenty thousand dollars.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     The Company believes, during 1999, that all required filings with the SEC of reports of stock ownership (and changes thereto) by its directors, officers and 10% stockholders were timely made.


ITEM  11.  EXECUTIVE  COMPENSATION

     The following table gives the compensation earned, including stock options granted, by the Chief Executive Officer and the next four most highly compensated executive officers for the years 1999, 1998 and 1997. All of these officers are referred to as the "Executive Group."


     SUMMARY  COMPENSATION  TABLE

                                            Long-Term Compensation
               Awards
               ------
                                                     Number of
                            Annual Compensation     Restricted     Securities
                            -------------------
                Name and                    Stock     Underlying     All Other
    Principal Position     Year     Salary     Bonus (1)     Awards(2)     Options Granted(3)
    ------------------     ----     ------     ---------     ---------     ------------------
                                        Compensation(4)
                                        ---------------



G. LARRY WILSON . . . . . . . . . . .     1999  $886,379  $      0  $      0   75,000  $10,845
                                          1998   783,750   235,950   353,925  150,000   10,710
President and Chief Executive Officer     1997   712,500   429,000         0  150,000   10,635

DAVID T. BAILEY . . . . . . . . . . .     1999  $429,929  $      0  $      0   35,000  $ 7,200
                                          1998   412,307         0         0   70,000    7,200
Executive Vice President. . . . . . .     1997   368,660   155,400         0   70,000    7,125

STEPHEN G. MORRISON . . . . . . . . .     1999  $557,818  $      0  $      0   35,000  $10,845
                                          1998   493,260   148,500   222,750   70,000   10,710
Executive Vice President, General . .     1997   448,469   270,000         0   70,000   10,635
Counsel, Secretary and
Chief Administrative
Officer

MICHAEL W. RISLEY . . . . . . . . . .     1999  $389,434  $      0  $      0  200,000  $ 7,200
                                          1998   271,371    67,931   101,897   20,694    7,200
Executive Vice President. . . . . . .     1997   224,795    43,775         0   20,000    6,432

TIMOTHY V. WILLIAMS . . . . . . . . .     1999  $412,628  $      0  $      0   35,000  $ 7,200
                                          1998   371,118   111,600   167,400   70,000    7,200
Executive Vice President and Chief. .     1997   343,994   207,000         0   70,000    7,125
Financial Officer
__________________________
-------------------------------------

(1)     Reflects  amount earned in year indicated even though actually paid in following year.

(2)     Shares  of  restricted  stock  awarded to the Executive Group in 1999 and the value of such  shares at December 31, 1999 were as follows: Wilson - 6,731 ($172,061); Morrison - 4,236
($108,283); Risley - 1,938 ($49,540); and Williams - 3,184 ($81,391).  The values set forth in this  column  represent  the  portion  of  each  executive  officers'  annual bonus payable in restricted  stock,  which  awards  were  made  on  February 8, 1999 at $52.5813 per share. The restricted  shares  vest  in  20%  increments  on January 1 of each of the five calendar years following  the  year  in  which  the  restricted  shares  are awarded.  Restricted shares will participate  in  dividends  the same as other shares of common stock; however, the Company has never  declared  cash  dividends.

(3)     Adjusted  for  the  two-for-one  stock  split  on  June  1,  1998.

(4)     Amounts  shown are matching contributions from the Company under its 401(k) Retirement
Savings  Plan  and  the  Company's  Employee  Stock  Purchase  Plan.

     The following table sets forth certain information regarding options for common stock granted to the Executive Group during 1999. The table includes the potential realizable value which would exist based on assumed annual compounded rates of common stock price appreciation of five and ten percent over the full ten-year term of the options.

                                           OPTIONS GRANTED IN 1999

                                                 Individual Grants
                                                 -----------------
                                                        Percent
                           Number     Of Total               Potential Realizable Value
                      Of Securities     Options     Exercise          at Assumed Annual Rates
                Underlying     Granted to     Price     Expiration     Of Stock Price Appreciation
                         Options     Employees     Per     Date of     for Option Term (1)
                                                                       -------------------
                      Name     Granted     In 1999     Share     Options     5%     10%
                      ----     -------     -------     -----     -------     --     ---



All Stockholders. .                                                     $895,002,412 (2)  $2,268,109,833 (2)

G. Larry Wilson . .     75,000 (3)(5)    8.7%  $40.125  May 11, 2009      $1,892,581  $ 4,796,167

David T. Bailey . .     35,000 (3)(5)    4.0%  $40.125  May 11, 2009      $  883,204  $ 2,238,211

Stephen G. Morrison     35,000 (3)(5)    4.0%  $40.125  May 11, 2009      $  883,204  $ 2,238,211

Michael W. Risley .    180,000 (3)(5)   20.8%  $40.125  May 11, 2009      $4,542,194  $11,510,802
                        20,000 (4)(5)    2.3%  $20.500  November 8, 2009  $  257,847  $   653,434

Timothy V. Williams     35,000 (3)(5)    4.0%  $40.125  May 11, 2009      $  883,204  $ 2,238,211


(1)     This  information  has  been  included to illustrate how the stockholders will have fared compared to each  of the named executives if the assumed appreciation is achieved based upon the option grant date of May
11,  1999.

(2)     The  potential realizable value for all stockholders is based on the number of shares of common stock outstanding  on  May  11, 1999 (the date the options described in Note 3 below were granted), and assumes the stockholders  purchased  the common stock for $40.125 (which was the fair market value of the common stock on
May  11,  1999)  and  held  the  common  stock  until  May  11,  2009.

(3)     These  options  were  granted pursuant to the 1999 Stock Option Plan.  The exercise price is the fair market  value  of  the  common  stock  on  May  11,  1999,  which  was  the  date  of  grant.

(4)     These  options  were  also granted pursuant to the 1999 Stock Option Plan.  The exercise price is the fair  market  value  of  the  common  stock  on  November  8,  1999,  which  was  the  date  of  grant.

(5)     The  options  become exercisable in one-fourth increments on each of the first four anniversary dates of the grant date.  All such options would become immediately exercisable in the event of a change in control of  the  Company  and  the optionee would have the right to exercise such options for a period of ninety days after  termination  of employment.  In the event of a dissolution or liquidation of the Company or any merger or  combination  in  which  the  Company is not the surviving entity, each option granted shall automatically become  fully  and  immediately  vested  and  exercisable.

     The following table sets forth information for the Executive Group regarding stock options exercised during 1999 and the value of "in-the-money" options. "In-the-money" options have a positive difference between the exercise price of such stock option and $25.5625, the closing price of the Company's common stock on December 31, 1999.

                       AGGREGATED OPTIONS EXERCISED IN 1999
                         AND 1999 YEAR-END OPTION VALUES

                                      Number of Securities
                  Shares          Underlying     Value of Unexercised
            Acquired          Unexercised Options     In-the-Money Options
           On     Value     at December 31, 1999*     at December 31, 1999**
                            ---------------------     ----------------------
  Name     Exercise     Realized     Exercisable     Unexercisable     Exercisable
  ----     --------     --------     -----------     -------------     -----------
                                  Unexercisable
                                  -------------



G. Larry Wilson . .       0  $        0  1,372,500  352,500  $3,498,812  $289,312

David T. Bailey . .       0  $        0    297,667  164,500  $  312,444  $135,012

Stephen G. Morrison       0  $        0    315,834  172,500  $1,611,352  $259,762

Michael W. Risley .       0  $        0     81,790  238,600  $  193,709  $200,565

Timothy V. Williams  47,384  $1,069,789    182,500  152,500  $  376,387  $130,762



*     All  shares  adjusted  for  the  two-for-one  stock  split on June 1, 1998.

** Value represents the aggregate excess of the market price of the common stock on December 31, 1999, which was $25.5625, over the exercise price for the options. All options included in the table have an exercise price equal to or greater than the fair market value of the common stock on the dates of grant.



COMPENSATION OF DIRECTORS. In 1999, non-employee directors received the following compensation:

- An annual fee of $18,000 (payable in cash and restricted stock pursuant to the Restricted Stock Ownership Plan as discussed above);
-     $2,000  for  each  Board  meeting  attended;
- $1,000 for each committee meeting attended in person (if not on a regular Board meeting date);
- A $500 fee, plus $250 per hour for each additional hour or part thereof for participation in meetings by telephone (not to exceed $1,000 per meeting);
-     Travel  expenses  of  attending  Board  and  committee  meetings;  and
- $1,000 per day for attending to Company business in person at non-Board or committee meetings.

     Directors who are also full-time employees of the Company do not receive additional compensation for their services as directors.

DEFERRED COMPENSATION AGREEMENT. Mr. Wilson is covered by a Deferred Compensation Agreement providing annual remuneration of $25,000 upon retirement, death or total disability. The Agreement, which provides for monthly payments over a fifteen-year period, is contingent primarily upon his continued employment until such an event occurs, and the deferred benefits are not vested until that time. Until or unless such a qualifying event occurs, Mr. Wilson is not entitled to any payments under the Agreement. The Company owns life insurance contracts covering Mr. Wilson, of which it is the beneficiary, in an aggregate amount equal to or in excess of the total benefit.

EMPLOYMENT AGREEMENTS. The Company has an Employment Agreement with each of Messrs. Wilson, Bailey, Morrison, Risley, and Williams, which set initial annual salaries at their then current annual salary, subject to future increases in accordance with the Company's practices. In the event of a change in control of the Company (as defined in the Agreement), the executives' then base salary will increase to 150% of the base salary in effect immediately prior to the change in control.

     The term of each executive officer's Employment Agreement continues until December 31, 2003. The term is subject to annual twelve month extensions, unless six months notice of non-extension is given. In the event of a change in control, the term is extended automatically twelve months.

     The Employment Agreements may be terminated by the Company for cause. If the executive is terminated for reasons other than for cause or if the executive terminates for good reason, the executive will receive annual severance payments for the remaining term of the Employment Agreement equal to base salary plus an amount equal to either the highest annual bonus received in the two years preceding termination or, if after a change in control, 150% of the highest annual bonus during the two years preceding termination. Should such payments be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code, or similar law, additional compensation as is necessary to offset such tax effects also will be paid to the executives. The severance payments under the Employment Agreements would cease in the event of reasonable proof of any violation of the non-competition, non-solicitation of employees, or confidentiality provisions of the Employment Agreement.

     The stock options of the executive officers named in the Summary Compensation Table above would become immediately exercisable in the event of a change in control. In no event, however, may an optionee exercise such options after the tenth anniversary date of the date of grant of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, the Compensation Committee of the Board of Directors consisted of Messrs. Sargent and Berkeley and Dr. Palms. None of the Committee members are or were previously employees or officers of PMSC or any of its subsidiaries.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     This table sets forth certain information based on Schedules 13G filed with the SEC, as of April 14, 2000, regarding beneficial owners of more than five percent of the Company's common stock.

                             PRINCIPAL STOCKHOLDERS

     Common  Stock     Percentage
Name  and  Address     Beneficially  Owned       of  Class(1)
------------------     -------------------     --------------


CAPITAL GROUP INTERNATIONAL, INC. ("CGI")   4,032,950(2)  11.33%
11100 Santa Monica Boulevard
Los Angeles, California 90025

THE REGENTS OF THE UNIVERSITY . . . . . .  2,706,400 (3)   7.60%
OF CALIFORNIA ("REGENTS")
1111Broadway, 14th Floor
Oakland, California 94607



WESTPORT ASSET MANAGEMENT, INC. . . . . .  2,472,150 (4)   6.95%
("WESTPORT")
253 Riverside Avenue
Westport, Connecticut 06880


___________________
(1) Determined using the number of shares of common stock outstanding on April 14, 2000, which was 35,586,038.

(2) Of the shares reported, CGI has sole voting power for none of the shares, shared voting power for 3,278,450 of the shares, shared dispositive power for none of the shares and sole dispositive power for all of the shares. This information is based on information contained in the Schedule 13G filed by CGI with the SEC on February 11, 2000.

 (3) Of the shares reported, Regents has sole voting and dispositive power for all of the shares. This information is based on information contained in the
Schedule  13G  filed  by  Regents  with  the  SEC  on  February  11,  2000.

(4) Of the shares reported, Westport has sole voting power for 372,650 of the shares, shared voting power for 1,769,500 of the shares, sole dispositive power for 372,650 of the shares and shared dispositive power for 2,099,500 of the shares. This information is based on information contained in the Schedule 13G filed by Westport with the SEC on February 16, 2000.


     The following table sets forth, as of April 14, 2000, beneficial ownership of common stock by each director and executive officer named in the Summary Compensation Table above, and by all directors and all executive officers as a group.

               STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     AMOUNT  AND  NATURE
              NAME         OF  BENEFICIAL     SHARES  SUBJECT     PERCENTAGE
OF  BENEFICIAL  OWNER        OWNERSHIP  (1)         TO OPTION (2)       OF CLASS
---------------------     -----------------     -----------------     ----------
(3)
---


Alfred R. Berkeley, III. . .     32,148     30,000    *
Donald W. Feddersen. . . . .     32,106     30,000    *
Dr. John M. Palms, Ph.D. . .     28,598     25,000    *
Joseph D. Sargent. . . . . .     80,650     70,002    *
John P. Seibels. . . . . . .     81,657     75,000    *
Richard G. Trub. . . . . . .     28,148     25,000    *
G. Larry Wilson. . . . . . .  1,813,363  1,526,250  4.9%
David T. Bailey. . . . . . .    375,337    369,417  1.0%
Stephen G. Morrison. . . . .    394,671    381,584  1.1%
Michael W. Risley. . . . . .    163,635    138,790    *
Timothy V. Williams. . . . .    250,736    246,250    *
Directors and all executive
officers as a group
  (13 in number) . . . . . .  3,357,075  2,986,502  8.7%

____________________



(1) Each individual has sole voting power and sole dispositive power, except that for the following unvested shares awarded under the Restricted Stock Ownership Plan, the respective individual does not have dispositive power for the number of shares indicated: Berkeley - 1,956; Feddersen - 1,956; Palms - 1,956; Sargent - 1,956; Seibels - 465; Trub - 1,956; Wilson - 5,385; Morrison -
3,389; Risley - 1,551; Williams - 2,548; and all other executive officers - 680.

(2) These shares, which are included in the "Amount and Nature of Beneficial Ownership" column, are subject to option on or before June 13, 2000, pursuant to the Company's various stock option plans.

(3) Where indicated by asterisk, beneficial ownership represents less than one percent of the sum of the total number of shares of common stock outstanding on April 14, 2000, plus the total shares subject to option.


     On March 30, 2000, the Company and Politic Acquisition Corporation ("Politic"), an affiliate of Welsh, Carson, Anderson & Stowe, entered into a merger agreement under which Politic will merge with the Company and between 75% and 93% of the outstanding shares of Company common stock will be converted into the right to receive $14 per share in cash. The exact percentage will be determined by an election procedure under which the Company's stockholders can elect to retain their shares or receive $14 per share in cash. If the stockholders elect to retain more than 25% or less than 7% of their shares, stockholders will be subject to proration to bring the amount of cash and stock within these limits. The merger agreement is described in the Company's Current Report on Form 8-K dated March 31, 2000. The merger is subject to the approval of the holders of two-thirds of the outstanding shares of the Company at a special meeting of stockholders which will be scheduled.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  SCHEDULES

     See Index to Consolidated Financial Statements and Supplementary Data on page 29.

EXHIBITS  FILED

     Exhibits required to be filed with this Annual Report on Form 10-K/A are listed in the following Exhibit Index.

Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's Employee Stock Purchase Plan will be furnished to the Commission when the information becomes available.

Form 11-K for the Company's 401(k) Retirement Savings Plan for the year ended December 31, 1999 is incorporated herein by reference.

FORM  8-K

     The Company filed a report under Item 5, Other Events on October 5, 1999 disclosing that it expected third quarter earnings to be in the range of $.31 to $.36 per share before special and restructuring charges. No financial statements were filed with this 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)     POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)     /s/     Timothy V. Williams
(NAME AND TITLE)          Timothy V. Williams, Executive Vice President
DATE  April 24, 2000          and Chief Financial Officer

BY (SIGNATURE)     /s/     Jacques E. McCormack
(NAME AND TITLE)          Jacques E. McCormack, Senior Vice President,
DATE  April 24, 2000          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)     /s/     G. Larry Wilson
(NAME AND TITLE)          G. Larry Wilson, Chairman of the Board of
Directors,
DATE  April 24, 2000          President and Chief Executive Officer


BY (SIGNATURE)     /s/     Alfred R. Berkeley, III
(NAME AND TITLE)          Alfred R. Berkeley, III, Director
DATE  April 20, 2000


BY (SIGNATURE)     /s/     Donald W. Feddersen
(NAME AND TITLE)          Donald W. Feddersen, Director
DATE  April 24, 2000


BY (SIGNATURE)     /s/     Dr. John M. Palms, Ph.D
(NAME AND TITLE)          Dr. John M. Palms,  Ph.D, Director
DATE  April 20, 2000


BY (SIGNATURE)     /s/     Joseph D. Sargent
(NAME AND TITLE)          Joseph D. Sargent, Director
DATE  April 18, 2000


BY (SIGNATURE)     /s/     John P. Seibels
(NAME AND TITLE)          John P. Seibels, Director
DATE  April 24, 2000


BY (SIGNATURE)     /s/     Richard G. Trub
(NAME AND TITLE)          Richard G. Trub, Director
DATE  April 24, 2000

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

 .30     Form  of  Restricted  Stock  Award  Agreement dated August 11, 1998 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference)

 .31     Employment  Agreement  with  Michael  W. Risley dated February 23, 1999, effective November 10, 1998 (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

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

 .36     Form  of  1999  Bonus  Plan  for  named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference)

 .37     Promissory  Note  dated  July 21, 1999 between Policy Management Systems
Corporation and First Union National Bank (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by reference)

 .38     Modification  Number  One  dated October 15, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .39     Modification  Number  Two  dated October 28, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .40     Stock  Option/Non-Compete  Form  Agreement  dated May 11, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .41     Stock  Option/Non-Compete  Form  Agreement dated August 9, 1999 with Mr.
Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .42     Stock Option/Non-Compete Form Agreement dated November 8, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .43     Form  of  Restricted  Stock Award Agreement dated February, 1999 for Mr.
Michael D. Gantt (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .44     Change  in Control Severance Pay Plan for Select Employees dated October
22, 1996 together with schedule identifying particulars for Michael D. Gantt and Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

 .45     Term  Loan  Agreement between Policy Management Systems Corporation, the
Guarantors Party, Bank of America, N.A. and other financial institutions in the amount of $70 million dated November 5, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

21     SUBSIDIARIES  OF  THE  REGISTRANT

     .1     Filed  as  an  exhibit  to Form 10-K for the year ended December 31,
1999,  and  is  incorporated  herein  by  reference.

23     CONSENTS  OF  EXPERTS  AND  COUNSEL

     .1     Consent  of  PricewaterhouseCoopers filed as an exhibit to Form 10-K for  the  year ended December 31, 1999, and is incorporated herein by reference.

27     FINANCIAL  DATA  SCHEDULES

     .1     1999  filed  as  an exhibit to Form 10-K for the year ended December
31,  1999,  and  is  incorporated  herein  by  reference.  (EDGAR  version only)