Form 10-Q
period 2000-03-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-05-15
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000
                         Commission file number 1-10557


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
                                                            ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          35,586,038 Common shares, $.01 par value, as of May 5, 2000.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX


PART  I.  FINANCIAL  INFORMATION                    PAGE

Item  1.  Financial  Statements


Consolidated Statements of Income for the Three
Months Ended March 31, 2000 and 1999 . . . . . . . .   3

Consolidated Balance Sheets as of March 31, 2000 and
December 31, 1999. . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Three
Months Ended March 31, 2000. . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2000 and 1999 . . . . .   6

Notes to Consolidated Financial Statements . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . .  15

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . .  27

Item 6. Exhibits and Reports on Form 8-K . . . . . .  27

Signatures . . . . . . . . . . . . . . . . . . . . .  28


                                     PART I
                              FINANCIAL INFORMATION
                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three  Months
                                                   Ended  March  31,
                                                   2000       1999
                                                     (Unaudited)
                                                    --------------
                                                 (In  thousands,  except
                                                    per  share  data)


REVENUES
 Licensing . . . . . . . . . . . . . . . . . . .  $ 26,300   $ 34,766
 Services. . . . . . . . . . . . . . . . . . . .   122,042    125,523
                                                  ---------  ---------
                                                   148,342    160,289
                                                  ---------  ---------
OPERATING EXPENSES
 Cost of revenues
   Employee compensation and benefits. . . . . .    79,320     73,658
   Computer and communications expenses. . . . .    13,651     11,929
   Depreciation and amortization of property,
    equipment and capitalized software costs . .    14,694     16,157
   Other costs and expenses. . . . . . . . . . .    12,303      7,416
 Selling, general and administrative expenses. .    28,214     25,572
 Amortization of goodwill and other intangibles.     3,385      3,077
 Restructuring and other charges . . . . . . . .    12,772          -
                                                  ---------  ---------
                                                   164,339    137,809
                                                  ---------  ---------

OPERATING (LOSS) INCOME. . . . . . . . . . . . .   (15,997)    22,480


Equity in earnings of unconsolidated affiliates.       441        140

Minority interest. . . . . . . . . . . . . . . .        18        (38)

Other Income and Expenses
  Investment income. . . . . . . . . . . . . . .     2,378        252
  Interest expense and other charges . . . . . .    (6,683)    (1,493)
                                                  ---------  ---------
                                                    (4,305)    (1,241)
                                                  ---------  ---------
(Loss) income before income taxes. . . . . . . .   (19,843)    21,341
Income tax (benefit) expense . . . . . . . . . .    (7,701)     7,890
                                                  ---------  ---------

NET (LOSS) INCOME. . . . . . . . . . . . . . . .  $(12,142)  $ 13,451
                                                  =========  =========


BASIC (LOSS) EARNINGS PER SHARE. . . . . . . . .  $  (0.34)  $   0.37
                                                  =========  =========

DILUTED (LOSS) EARNINGS PER SHARE. . . . . . . .  $  (0.34)  $   0.35
                                                  =========  =========


Weighted average common shares . . . . . . . . .    35,376     36,128
Weighted average common shares assuming dilution    35,376     38,336


See  accompanying  notes


                       POLICY MANAGEMENT SYSTEMS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)    (Audited)
                                                          March  31, December  31,
                                                              2000         1999
                                                            --------     --------
                                                (In  thousands, except share data)


Assets
Current assets
 Cash and equivalents. . . . . . . . . . . . . . . . . . . .  $ 15,143   $ 17,744
 Marketable securities . . . . . . . . . . . . . . . . . . .        80         89
 Receivables, net of allowance for uncollectible
  amounts of $11,550 ($13,000 at 1999) . . . . . . . . . . .    96,753     99,669
 Accrued revenues. . . . . . . . . . . . . . . . . . . . . .    34,759     36,393
 Deferred income taxes . . . . . . . . . . . . . . . . . . .    18,975     15,979
 Income tax receivable . . . . . . . . . . . . . . . . . . .    11,337      9,728
 Other receivable. . . . . . . . . . . . . . . . . . . . . .         -      7,788
 Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . .    10,406     12,050
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,015     12,559
                                                              ---------  ---------
   Total current assets. . . . . . . . . . . . . . . . . . .   203,468    211,999

Property and equipment, at cost less accumulated
 depreciation and amortization of $134,790
 ($132,347 at 1999). . . . . . . . . . . . . . . . . . . . .   139,547    142,867
Accrued revenues . . . . . . . . . . . . . . . . . . . . . .    16,183     16,130
Income tax receivable. . . . . . . . . . . . . . . . . . . .     4,041      4,041
Goodwill and other intangibles, net. . . . . . . . . . . . .   111,909    111,024
Capitalized software costs, net. . . . . . . . . . . . . . .   157,224    155,896
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    31,995     29,850
Investments. . . . . . . . . . . . . . . . . . . . . . . . .     8,274     13,332
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,430     21,149
                                                              ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $693,071   $706,288
                                                              =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses . . . . . . . . . . .  $ 43,933   $ 41,236
 Current portion of long-term debt . . . . . . . . . . . . .    70,000      4,000
 Income taxes payable. . . . . . . . . . . . . . . . . . . .     4,560      4,616
 Unearned revenues . . . . . . . . . . . . . . . . . . . . .    24,515     20,290
 Accrued restructuring and other charges . . . . . . . . . .     7,590      3,630
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,228      2,223
                                                              ---------  ---------
   Total current liabilities . . . . . . . . . . . . . . . .   152,826     75,995

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .   150,000    227,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . .    72,078     68,514
Accrued restructuring and other charges. . . . . . . . . . .     3,163      2,659
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,017      9,935
                                                              ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . .   387,084    384,103
                                                              ---------  ---------

Minority interest. . . . . . . . . . . . . . . . . . . . . .       621        624

Commitments and contingencies (Note 3)

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares authorized .         -          -
Common stock, $.01 par value, 75,000,000 shares authorized,
 35,586,038 shares issued and outstanding
 (35,585,078 at December 31, 1999) . . . . . . . . . . . . .       356        356
Additional paid-in capital . . . . . . . . . . . . . . . . .    56,826     56,695
Retained earnings. . . . . . . . . . . . . . . . . . . . . .   275,341    287,483
Accumulated other comprehensive income . . . . . . . . . . .   (17,443)   (12,972)
Stock employee compensation trust. . . . . . . . . . . . . .    (9,714)   (10,001)
                                                              ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . .   305,366    321,561
                                                              ---------  ---------
     Total liabilities and stockholders' equity. . . . . . .  $693,071   $706,288
                                                              =========  =========


See  accompanying  notes


                                POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND COMPREHENSIVE INCOME
                                             (Unaudited)

                                                                    Accumulated    Stock
                                               Additional              Other      Employee
                                      Common    Paid-In   Retained Comprehensive Compensation
                                       Stock    Capital   Earnings   Income(1)     Trust      Total
                                       -----    -------   --------   ---------   ---------   --------
                                              (Dollars  in  thousands)



BALANCE, DECEMBER 31, 1999 . . . .  $    356   $   56,695  $287,483   $(12,972)  $(10,001)  $321,561

Comprehensive income
 Net (loss) income . . . . . . . .         -            -   (12,142)         -          -    (12,142)
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments. . . .         -            -         -     (4,471)         -     (4,471)
                                                                                            ---------
Total comprehensive (loss) income.                                                           (16,613)
                                                                                            ---------

Restricted stock returned. . . . .         -            -         -          -        (95)       (95)
Restricted stock forfeited . . . .         -           (8)     -             -          8          -
Restricted stock vested. . . . . .         -          117         -          -        374        491
Stock options exercised
  (1,168 shares) . . . . . . . . .         -           22         -          -          -         22
                                    ---------  ----------  ---------  ---------  ---------  ---------

BALANCE, MARCH 31, 2000. . . . . .  $    356   $   56,826  $275,341   $(17,443)  $ (9,714)  $305,366
                                    =========  ==========  =========  =========  =========  =========


See  accompanying  notes

(1)     Comprehensive  income  for  the  three  months  ended  March  31,  1999  was  $11,080.




                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three  Months
                                                            Ended  March  31,
                                                             2000       1999
                                                            ------     ------
                                                             (In  thousands)
Operating  Activities


 Net (loss) income . . . . . . . . . . . . . . . . . . .  $(12,142)  $ 13,451
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . .    19,988     20,403
   Deferred income taxes . . . . . . . . . . . . . . . .    (1,577)     1,364
   Provision for uncollectible accounts. . . . . . . . .       368       (299)
   Loss from disposal of property and equipment. . . . .        80        221
   Gain on sale of investment in unconsolidated
     Subsidiary. . . . . . . . . . . . . . . . . . . . .    (2,146)         -
 Changes in assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . .     2,548    (18,675)
   Accrued revenues. . . . . . . . . . . . . . . . . . .     1,581    (15,890)
   Other receivable. . . . . . . . . . . . . . . . . . .     7,788     11,279
   Accounts payable and accrued expenses . . . . . . . .    (2,631)    (7,930)
   Accrued restructuring and other charges . . . . . . .     9,672       (604)
   Income taxes. . . . . . . . . . . . . . . . . . . . .    (1,665)     9,521
   Unearned revenues . . . . . . . . . . . . . . . . . .     4,225      4,657
   Other, net. . . . . . . . . . . . . . . . . . . . . .     1,527    (10,046)
                                                          ---------  ---------
      Cash provided by operations. . . . . . . . . . . .    27,616      7,452
                                                          ---------  ---------

Investing Activities
 Acquisition of property and equipment . . . . . . . . .    (4,726)   (12,254)
 Capitalized internal software development costs . . . .   (10,298)   (16,918)
 Business acquisitions and investments . . . . . . . . .    (5,091)   (26,117)
 Sale of investment in unconsolidated affiliate. . . . .     7,787          -
 Other, net. . . . . . . . . . . . . . . . . . . . . . .    (2,234)      (393)
                                                          ---------  ---------
      Cash used by investing activities. . . . . . . . .   (14,562)   (55,682)
                                                          ---------  ---------

Financing Activities
 Payments on long-term debt. . . . . . . . . . . . . . .   (57,000)   (27,471)
 Proceeds from borrowing under credit facility . . . . .    46,000     90,900
 Purchase of stock for Stock Employee Compensation Trust         -    (10,094)
 Issuance of common stock under stock option plans . . .        22      3,958
 Repurchase of common stock. . . . . . . . . . . . . . .         -    (20,797)
 Other, net. . . . . . . . . . . . . . . . . . . . . . .    (4,677)        15
                                                          ---------  ---------
      Cash (used) provided by financing activities . . .   (15,655)    36,511
                                                          ---------  ---------

Net decrease in cash and equivalents . . . . . . . . . .    (2,601)   (11,719)
Cash and equivalents at beginning of period. . . . . . .    17,744     26,013
                                                          ---------  ---------
Cash and equivalents at end of period. . . . . . . . . .  $ 15,143   $ 14,294
                                                          =========  =========

Supplemental Information
 Interest paid . . . . . . . . . . . . . . . . . . . . .  $  4,214   $  1,094
 Income taxes refunded . . . . . . . . . . . . . . . . .    (5,000)    (2,834)



See  accompanying  notes

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements of Policy Management Systems Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results may differ from those estimated. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles either have been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K/A.

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS. For the period ended March 31, 2000, the denominator for basic and diluted EPS is the same for two reasons. First, the net loss generated in the period would cause the inclusion of common stock options to be anti-dilutive. Second, the average market price of the stock for the period was below the exercise price for all options outstanding during the period. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):


                                        Three  Months
                                       Ended  March  31,
                                       -----------------
                                         2000    1999
                                        -----   -----
Weighted  Average  Shares
-------------------------


Basic EPS. . . . . . . . . . .          35,376  36,128
Effect of common stock options            -      2,208
                                        ------  ------
Diluted EPS. . . . . . . . . .          35,376  38,336
                                        ======  ======




     For the period ending March 31, 1999, options to purchase 2,776 and 1,388 shares of common stock at $42.78 and $45.56 per share, respectively, were outstanding but were not included in the computation of diluted EPS for the period ending March 31, 1999.

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

     In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and NeuronWorks, an entity retained by the Company in the development of Claims Outcome Advisor ("COA"), misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product. The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortious interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorneys' fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortious interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case has been set for trial in December 2000. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

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

At a hearing held on March 20, 2000, the court granted plaintiffs' motion to consolidate all six cases, appointed four members of the class as lead plaintiffs and approved their selection of lead counsel, directed that the complaints in all but the first-filed case be dismissed without prejudice, and directed plaintiffs to file an amended consolidated complaint. The time for filing the amended complaint has been extended until May 22, 2000.

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

Between March 31, 2000, and May 5, 2000, four purported class action lawsuits were filed against the Company and its directors in the Court of Common Pleas in Richland County, South Carolina on behalf of all stockholders. The complaints allege that the consideration to be paid in the Politic merger is unfair and grossly inadequate because defendants failed to conduct a "market check" and because the Company stock has consistently traded above $14 per share and its market price is only temporarily depressed due to recent disappointing financial results. The complaints also allege that defendants have a substantial conflict of interest, to the extent they will continue their employment with the Company after the merger. The complaints seek an injunction directing that defendants ensure that no conflicts exist that would prevent defendants from exercising their fiduciary obligation to maximize stockholder value, and an injunction preventing consummation of the merger unless the Company implements a process, such as an auction, to obtain the highest price for the Company, together with an award of costs and attorneys' fees. The Company believes the claims are without merit and will vigorously defend the actions.

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

NOTE  4.     SEGMENT  INFORMATION

     The Company's operating segments are the four revenue-producing components of the Company for which separate financial information is produced for internal decision making and planning purposes. The segments are as follows:

1. Property and casualty enterprise software and services (generally referred to as "property and casualty"). This segment provides software products, product support, professional services and outsourcing primarily to the US property and casualty insurance market.

2. Claims and Risk Management (generally referred to as "claims"). This segment provides software products, product support, professional services and outsourcing primarily to the claims management function of the US insurance industry and risk management, i.e. self-insured, marketplace. Prior to the 2000 first quarter, claims was included in the property and casualty segment.

3. Life and financial solutions enterprise software and services (generally referred to as "life and financial solutions"). This segment provides software products, product support, professional services and outsourcing primarily to the US life insurance and related financial services markets.

4. International. This segment provides software products, product support, professional services and outsourcing to the property and casualty and life insurance markets primarily in Europe, Asia, Australia and Canada.

Prior to the 2000 first quarter, life information services and property and casualty information services were included as segments for results included in discontinued operations. Life information services was sold in May 1998. Property and casualty information services was sold in August 1997.

     Information about the Company's operations for the three months ended March 31, 2000 and 1999 is as follows:


                                         Three  Months
                                        Ended  March  31,
                                      -------------------
                                          2000     1999
                                        ------   ------
                                         (In  thousands)
REVENUES  FROM  EXTERNAL  CUSTOMERS


Property and casualty. . . . . .  $      54,451   $ 70,824
Claims and risk management . . .          7,317      2,867
Life and financial solutions . .         47,868     41,634
                                  --------------  ---------
  Total US revenues. . . . . . .        109,636    115,325
International. . . . . . . . . .         38,706     44,964
                                  --------------  ---------
  Total revenues . . . . . . . .  $     148,342   $160,289
                                  ==============  =========

OPERATING INCOME (EXPENSE)
Property and casualty. . . . . .  $       5,189   $ 19,590
Claims and risk management . . .            455      2,304
Life and financial solutions . .         (4,776)     8,107
Corporate and US administrative.        (12,874)    (8,022)
                                  --------------  ---------
  Total US operating income. . .        (12,006)    21,979
                                  --------------  ---------

International. . . . . . . . . .         (2,047)     2,280
International administrative . .         (1,944)    (1,779)
                                  --------------  ---------
  Total international. . . . . .         (3,991)       501
                                  --------------  ---------

  Operating (loss) income. . . .        (15,997)    22,480

Equity in earnings of
  unconsolidated affiliates. . .            441        140
Minority interest. . . . . . . .             18        (38)
Other income and expenses. . . .         (4,305)    (1,241)
Income tax (benefit) expense . .         (7,701)     7,890
                                  --------------  ---------
  Net (loss) income. . . . . . .  $     (12,142)  $ 13,451
                                  ==============  =========



NOTE  5.  SPECIAL  CHARGES

     The Company considers special charges to be unusual events or unusual transactions related to continuing business activities.

     The Company's operating results for the 2000 first quarter include pre-tax special charges of approximately $12.7 million which are net of a $2.1 million gain on the sale of a 20 percent interest in an unconsolidated subsidiary and a $1.2 million recovery of a banking division receivable which was initially reserved as a special charge in the 1999 fourth quarter. The majority of these charges have or will be paid in cash.

Restructuring and other charges of approximately $12.8 million includes approximately $7.6 million of severance related to the reduction in force of approximately 6 percent or 350 employees, announced in the 2000 first quarter. Additionally, $5.2 million is included for customer dispute and litigation costs (see Note 3, "Contingencies").

The Company continues to recognize amortization expense related to software products written down in the 1999 third and fourth quarters. As a reflection of their estimated impaired status, these products are being amortized on the revenue basis which is faster than straight-line method. Revenue based amortization related to products written down in the 1999 third and fourth quarters resulted in approximately $1.0 million more amortization expense in the 2000 first quarter than would have been recognized under the straight-line method.

     Selling, general and administrative expenses for the 2000 first quarter includes approximately $1.4 million of brand expenses associated with changing the name of the Company (see Note 6, "Subsequent Event").

     Investment income includes a $2.1 million gain on the sale of a 20% interest in an unconsolidated subsidiary, and interest expense includes $1.0 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's existing credit facilities.

NOTE  6.  SUBSEQUENT  EVENTS


     On April 28, 2000, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 related to the proposed merger of the Company with Politic Acquisition Corp., an affiliate of Welsh, Carson, Anderson & Stowe. Also on April 28, 2000, the Company received a letter from Electronic Data Systems Corporation ("EDS"), in which EDS set forth a non-binding, preliminary proposal to acquire 100% of the outstanding common stock of the Company for $18 to $20 per share, in cash. The board of directors authorized  the Company and its advisors to explore this proposal with EDS.
On April 28, 2000, the Company issued a news release that included EDS' letter and filed the news release on May 1, 2000, under Rule 425. On May 15, 2000, EDS issued a news release announcing it had withdrawn its proposal to acquire the Company.

On May 1, 2000, the Company began doing business as Mynd Corporation ("Mynd") following an earlier announcement of plans to change the Company's name. Officially changing the Company's name requires a two-thirds vote of the shareholders at a shareholder's meeting yet to be scheduled. If approved by the shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange. Meanwhile, management intends to proceed with a campaign to promote acceptance and awareness of the new name.

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                 2000 vs. 1999
                                                                    Percent
                                    Percentage of Revenues   Increase (Decrease)
                                   ------------------------  -------------------
                                               Three                 Three
                                            Months  Ended            Months
                                              March  31,             Ended
                                            ------------
                                             2000   1999            March  31
                                            -----  -----          --------------


Revenues
 Licensing . . . . . . . . . . . . .        17.7%   21.7%             (24)%
 Services. . . . . . . . . . . . . .        82.3    78.3               (3)
                                           ------  ------
                                           100.0   100.0               (7)
                                           ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits        53.5    46.0                8
  Computer & communication expenses.         9.2     7.5               14
  Depreciation & amortization
   property, equipment &
   capitalized software costs. . . .         9.9    10.0               (9)
  Other costs & expenses . . . . . .         8.3     4.6               66
 Selling, general &
   administrative expenses . . . . .        19.0    16.0               10
 Amortization of goodwill and
   other intangibles . . . . . . . .         2.3     1.9               10
 Restructuring and other charges . .         8.6       -              100
                                           ------  ------
                                           110.8    86.0               19
                                           ------  ------
Operating (loss) income. . . . . . .       (10.8)   14.0             (171)
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .         0.3     0.1              215
Other income and expenses. . . . . .        (2.9)   (0.7)             247
                                           ------  ------
(Loss) income before income taxes. .       (13.4)   13.4             (193)
Income tax (benefit) expense . . . .        (5.2)    5.0             (198)
                                           ------  ------
Net (loss) income. . . . . . . . . .       (8.2)%    8.4%            (190)%
                                           ======  ======

                             THREE MONTH COMPARISON

REVENUES

                                   Three  Months
                                 Ended  March  31,
                                 -----------------
Licensing                      2000    1999   Change
---------                     -----   -----   ------
                             (Dollars  in  Millions)


Initial charges. . . . . . .  $ 9.1   $17.5   (48)%
Monthly charges. . . . . . .   17.2    17.3       -
                              ------  ------
                              $26.3   $34.8   (24)%
                              ======  ======

Percentage of total revenues   17.7%   21.7%
                              ------  ------



     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.


  Initial  licensing

     Initial license revenues decreased $8.4 million for the first quarter of 2000 compared with the first quarter of 1999, with the following increases or decreases by business segment: property and casualty down 88% ($7.1 million); claims down 7% ($0.2 million); life and financial solutions down 52% ($1.7 million); and international increased 18% ($0.6 million).

The emergence of the internet as a viable distribution channel between insurers, agents, suppliers and consumers, and the resulting change in technological and functional requirements, requires the Company to transition its products and business models to capitalize on this market change. The company's results reflect this transition.

Lingering customer Y2K concerns and uncertainty surrounding the Company's credit agreements and the delayed filing of the Company's 1999 annual report had a negative effect on initial licensing activity in the 2000 first quarter. Furthermore, initial license charges for the first quarter of 2000 do not include any right-to-use licenses. This compares to $6.1 million in right-to-use licenses for the first quarter of 1999. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges.

First quarter 1999 initial license charges include the first license of the Company's new workplace injury claims management tool, Claims Outcome Advisor, which was sold in conjunction with the purchase of Legalgard.

Set forth below is a comparison of initial license revenue by segment for the periods ending March 31, 2000 and 1999, respectively.


                             Three  Months
                            Ended  March  31,
                            -----------------
                               2000    1999
                              -----   -----
(Dollars  in  Millions)


Property and casualty. . . .  $1.0   $ 8.1
Claims . . . . . . . . . . .   2.7     2.9
Life and financial solutions   1.5     3.2
International. . . . . . . .   3.9     3.3
                              -----  ------
                              $9.1   $17.5
                              =====  ======

Percentage of total revenues   6.1%   10.9%
                              -----  ------




  Monthly  licensing

     Monthly license charges remained relatively unchanged for the first quarter of 2000 compared with the first quarter of 1999 with the following increases or decreases by business segment: property and casualty down 15% ($1.1 million) reflecting the impact of right-to-use licenses in prior years; claims increased to $1.5 million; life and financial solutions remained relatively unchanged; and international down 9% ($0.5 million).

     Set forth below is a comparison of monthly licensing revenue by segment for the periods ending March 31, 2000 and 1999, respectively.


                              Three  Months
                             Ended  March  31,
                             -----------------
                               2000    1999
                              -----   -----
(Dollars  in  Millions)


Property and casualty. . . .  $ 6.4   $ 7.5
Claims . . . . . . . . . . .    1.5       -
Life and financial solutions    5.0     5.0
International. . . . . . . .    4.3     4.8
                              ------  ------
                              $17.2   $17.3
                              ======  ======

Percentage of total revenues   11.6%   10.8%
                              ------  ------






                                  Three  Months
                                 Ended  March  31,
                                 -----------------
Services                          2000    1999   Change
--------                         -----   -----   ------
                              (Dollars  In  Millions)


Professional services & ITO.  $       97.8   $109.8    (11)%
BPO                                   23.1 .   15.4     51
Other. . . . . . . . . . . .           1.1      0.3     237
                              -------------  -------
                              $      122.0   $125.5     (3)%
                              =============  =======

Percentage of total revenues          82.3%    78.3%
                              -------------  -------



The Company's services revenue consists primarily of Professional services & Information Technology Outsourcing ("ITO") and Business Process Outsourcing ("BPO"). Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.


  Professional  services  &  ITO

Professional services & ITO revenues decreased $12.0 million for the first quarter of 2000 compared with the first quarter of 1999, with the following increases or decreases by business segment: property and casualty down 22% ($9.4 million); claims up $3.2 million; life insurance and financial solutions up 7% ($1.9 million); and international down 21% ($7.7 million). The decreases are principally due to weak initial licensing activity during 1999. The increase in claims is primarily due to the Company's 1999 acquisitions. The 1999 first quarter revenues include $1.6 million for professional services rendered and received in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.

     Set forth below is a comparison of professional services & ITO revenue by segment for the periods ending March 31, 2000 and 1999, respectively.


                               Three  Months
                             Ended  March  31,
                             -----------------
                                2000    1999
                               -----   -----
(Dollars  in  Millions)


Property and casualty. . . .  $34.2   $ 43.6
Claims . . . . . . . . . . .    3.2        -
Life and financial solutions   31.5     29.6
International. . . . . . . .   28.9     36.6
                              ------  -------
                              $97.8   $109.8
                              ======  =======

Percentage of total revenues   65.9%    68.5%
                              ------  -------




  BPO

     BPO revenues increased $7.7 million for the first quarter of 2000 compared with the first quarter of 1999, with the following increases by business segment: property and casualty up 5% ($0.6 million); life insurance and financial solutions up 157% ($6.0 million) due to internal growth and the acquisition of FAS ($2.3 million); and international up $1.1 million.

Set forth below is a comparison of BPO revenue by segment for the periods ending March 31, 2000 and 1999, respectively.


                               Three  Months
                              Ended  March  31,
                              -----------------
                                2000    1999
                               -----   -----
(Dollars  in  Millions)


Property and casualty. . . .  $11.9   $11.3
Claims . . . . . . . . . . .      -       -
Life and financial solutions    9.8     3.8
International. . . . . . . .    1.4      .3
                              ------  ------
                              $23.1   $15.4
                              ======  ======

Percentage of total revenues   15.6%    9.6%
                              ------  ------





OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 8% for the first quarter of 2000 compared with the first quarter of 1999, due primarily to acquisitions in 1999 (see Note 2 of Notes to Consolidated Financial Statements). Before the
effect of 1999 acquisitions, employee compensation and benefits for the first quarter of 2000 remained relatively unchanged when compared with the first quarter of 1999 with reductions in force being offset by growth in BPO. Compensation and benefits increased 14% ($7.0 million) domestically and decreased 6% ($1.4 million) internationally.

     Computer and communications expenses increased 14% for the first quarter of 2000 compared with the first quarter of 1999 due to the Company's 1999 acquisitions, an increase in processing volume and data center operating software license fees.

     Depreciation and amortization of property, equipment and capitalized software costs decreased 9% primarily due to accelerated amortization recorded in the 1999 third and fourth quarters, partially offset by the acquisitions of Dorn and Legalgard. As a percentage of revenue, depreciation and amortization remained relatively unchanged for the first quarter of 2000 compared with the first quarter of 1999.

     The Company continues to recognize amortization expense related to software products written down in the 1999 third and fourth quarters. As a reflection of their estimated impaired status, these products are being amortized on the revenue basis which is faster than straight-line method. Revenue based amortization related to products written down in the 1999 third and fourth quarters resulted in approximately $1.0 million more amortization expense in the 2000 first quarter than would have been recognized under the straight-line method.

     Other operating costs and expenses increased 66% for the first quarter of 2000 compared with the first quarter of 1999. This increase was due to the Company's acquisitions in 1999 and a decrease in the amounts capitalized related to internal software development and internal use systems partially off-set by the recovery of approximately $1.2 million of receivables reserved in the 1999 fourth quarter.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 10% for the first quarter of 2000 compared with the first quarter of 1999 due largely to the Company's 1999 acquisitions and approximately $1.4 million of brand expenses associated with changing the name of the Company. (see Note 6 of Notes to the Consolidated Financial Statements regarding branding).

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 10% for the first quarter of 2000 compared with the first quarter of 1999, principally due to increased amortization related to the Company's 1999 acquisitions.

RESTRUCTURING  AND  OTHER  CHARGES

     Restructuring and other charges include approximately $7.6 million of cash charges paid or to be paid as a result of an initiative taken by the Company in the 2000 first quarter for a worldwide reduction in force of six percent or 350 employees. An additional $5.2 million relates to a contingent liability ($3.5 million) established pending the outcome of a dispute settlement and legal expenses ($1.7 million) associated with the CSC and shareholder lawsuits (see
Note  3  of  Notes  to  Consolidated  Financial  Statements).

OPERATING  (LOSS)  INCOME

     The 2000 first quarter produced an operating loss of $16.0 million compared with the 1999 first quarter operating income of $22.5 million. The 2000 first quarter operating loss includes the banking division operating loss of $4.1 million. The 2000 first quarter operating loss includes approximately $12.7 million of unusual events or unusual transactions related to continuing business activities described as special charges (see Note 5 of the Notes to the Consolidated Financial Statements). Before these special charges, the 2000 first quarter produced an operating loss of approximately $2.1 million compared with operating income of $22.5 million in the 1999 first quarter. Also before special charges, decreases in segment operating income were: property and casualty decreased 58%, claims decreased 78%, life and financial solutions decreased 112% and international decreased 487% (see discussion of "Revenues" and "Operating Expenses" above).

     A significant portion of both the Company's revenues and its operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues for each of the periods presented:



                            2000            1999                   1998
                           ----- ---------------- ----------------------------
                             1st   4th   3rd   2nd   1st     4th    3rd    2nd
                           ----- ----------------------- ---------------------
                                          (Dollars  in  Millions)



Initial license revenues   $9.1    $8.7  $19.2  $26.7  $17.5  $27.4  $14.7  $13.0
% of total revenues         6.1%    6.1%  11.4%  15.4%  11.0%  16.0%   9.7%   9.0%





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

OTHER  INCOME  AND  EXPENSE

          Investment income includes a $2.1 million gain on the sale of a 20% interest in an unconsolidated subsidiary.

     Interest expense increased 348% for the first quarter of 2000 compared with the first quarter of 1999, principally due to higher levels of borrowed funds under the Company's credit agreements and $1.0 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's credit agreements. The nominal interest rates applicable to borrowings under the Company's credit agreements during the first quarter of 2000 ranged from 8.75 to
9.60  percent.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 38.8% and 37.0% for the first quarters of 2000 and 1999, respectively. The effective rate for the first quarter of 2000 is higher than the federal statutory rate principally due to the effect of state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES


                                                  March  31,  December  31,
                                                    2000         1999
---------------------------------------------------------------------
                                                  (Dollars  in  Millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .                $ 15.2     $ 17.8
Current assets. . . . . . . . . . .                 203.5      212.0
Current liabilities . . . . . . . .                 152.8       76.0
Working capital . . . . . . . . . .                  50.7      136.0
Long-term debt. . . . . . . . . . .                 150.0      227.0





                                                    Three  Months  Ended
                                                         March  31,
                                                     2000         1999
----------------------------------------------------------------------
                                                  (Dollars  in  Millions)


Cash provided by operations. . . . . . . . .       $ 27.6    $  7.5
Cash used by investing activities. . . . . .        (14.6)    (55.7)
Cash (used) provided by financing activities        (15.7)     36.5




     The Company's total debt, net of cash and marketable securities, at March 31, 2000 was $205.0 million, a decrease from the comparable amount ($213.0 million) at December 31, 1999. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. For the first quarter of 2000, compared with the first quarter of 1999 however, the Company significantly decreased expenditures in all these areas.

As of March 31, 2000, the Company had the following credit facilities: a $180.0 million line of credit expiring in July 2001 that had $150.0 million outstanding and a $70.0 million term loan expiring in January 2001 that had $70.0 million outstanding. Because of the net loss in the fourth quarter, the Company was in violation of one of the financial covenants of both the line of credit and the term loan. Amendments of the related agreements were executed in March and April 2000 that returned the Company to compliance with these covenants. Additionally, the amendments include an extension of the term loan maturity to January 31, 2001 and, among other things, an increase in the interest rate payable on the term loan and line of credit, a security agreement covering the Company's assets and a restriction on the Company's ability to make acquisitions and certain similar investments and repurchases of the Company's common stock. Total funds available under the line of credit will be reduced to $125.0 million on April 1, 2001.

The results for the quarter ended March 31, 2000, resulted in a violation of the Leverage Ratio financial covenant of both the credit and term loan agreements as amended. Consequently, the Company entered into an amendment in April waiving this covenant through December 30, 2000. In connection with this amendment, the Company agreed to establish a new covenant applicable during the waiver period based upon quarterly consolidated adjusted cash flows, as defined, less capital expenditures. The amendment requires that quarterly consolidated adjusted cash flow less capital expenditures at least equal $(2.0) million for the quarter ended March 31, 2000, $15.0 million for the quarter ended June 30, 2000 and $30.0 million for the quarter ended September 30, 2000.

     Future credit availability under the Company's amended credit agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, the Company, prior to making an agreement with Politic, concluded that it must restructure its capital base in order to reduce debt and take advantage of various growth opportunities. Accordingly, the Board of Directors authorized the Company's management to explore various alternatives to achieve efficiencies and obtain equity or other financing.

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

Reports  on  Form  8-K

     The Company filed a report under Item 5 Other Events on January 7, 2000, disclosing that the Company did not expect to report earnings per share in excess of the low teens (cents per share) for the fourth quarter. No financial statements were filed with this 8-K.

The Company filed a report under Item 5 Other Events on March 31, 2000, disclosing that the Company and Politic Acquisition Corp. ("Acquisition"), an affiliate of Welsh, Carson, Anderson & Stowe, entered into an Agreement and Plan of Merger pursuant to which Acquisition will merge into the Company.

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  May  15,  2000               Timothy  V.  Williams
                                    Executive  Vice  President
                                    (Chief  Financial  Officer)

                  POLICY  MANAGEMENT  SYSTEMS  CORPORATION

                                EXHIBIT  INDEX


Exhibit
-------
Number
------

2.     PLAN  OF  ACQUISITION,  REORGANIZATION,  ARRANGEMENT,  LIQUIDATION  OR
SUCCESSION

A. Agreement and Plan of Merger between Politic Acquisitions Corporation and Policy Management Systems Corporation dated March 30, 2000 (filed as an exhibit to Form 8-K dated March 30, 2000 and is incorporated herein by reference)

B. Amended and Restated Agreement and Plan of Merger between Politic Acquisition Corporation and Policy Management Systems Corporation dated as of April 27, 2000 (filed as an exhibit to Form S-4, Registration Statement, dated
April  29,  2000  and  is  incorporated  herein  by  reference.

3.     ARTICLES  OF  INCORPORATION  AND  BY-LAWS

A. Bylaws of the Company, as amended through September 2, 1999 incorporating all amendments thereto subsequent to July 19, 1994 (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference)

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

U. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

V. Employment Agreement Form dated November 7, 1996 for Messrs. Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

W. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

X. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference)

Y. Form of Amendment No. 1 to the Employment Agreements with Messrs. Morrison and Williams, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for Quarter ended June 30, 1997 and is incorporated herein by reference)

Z. Form of Employment Agreements with Messrs. Wilson and Bailey, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

AA.     Credit Agreement dated as of August 8, 1997 among Policy Management
Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

BB.     Stock  Option/Non-Compete  Form  Agreement  for  named  executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to the Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by reference)

CC.     Policy  Management  Systems  Corporation Restricted Stock Ownership
Plan (filed as an Exhibit to Form 10-Q for Quarter ended September 30, 1998 and is incorporated herein by reference)

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

FF.     Form  of  Restricted Stock Award Agreement dated March 1, 1999 with
Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

GG.     Form  of  Restricted  Stock  Award  Agreement  for  named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

HH.     Stock  Option/Non-Compete  Form  Agreement  for  named  executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

II. Stock Option/Non-Compete Form Agreement with Michael W. Risley dated May 11, 1999 (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

JJ.     Form  of 1999 Bonus Plan for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

KK.     Promissory  Note  dated  July  21,  1999  between Policy Management
Systems Corporation and First Union National Bank (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1999 and is incorporated herein by reference)

LL.     Modification  Number  One  dated October 15, 1999 to the Promissory
Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

MM.     Modification  Number  Two  dated October 28, 1999 to the Promissory
Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

NN.     Stock  Option/Non-Compete  Form  Agreement  dated  May 11, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

OO.     Stock  Option/Non-Compete  Form Agreement dated August 9, 1999 with
Mr. Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

PP.     Stock  Option/Non-Compete Form Agreement dated November 8, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

QQ.     Form  of  Restricted Stock Award Agreement dated February, 1999 for
Mr.  Michael  D.  Gantt
          (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

RR.     Change  in  Control  Severance  Pay Plan for Select Employees dated
October 22, 1996 together with schedule identifying particulars for Michael D. Gantt and Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

SS.     Term  Loan Agreement between Policy Management Systems Corporation, the Guarantors Party, Bank of America, N.A. and other financial institutions in the amount of $70 million dated November 5, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

TT.     Form  of  Restricted Stock Award Agreement dated March 1, 2000 with
Messrs. Berkeley, Feddersen, Palms, Sargent and Trub with schedule Identifying particulars for each named director (filed herewith)

          The  Schedule  for  TT  contained  the  following:

          Named  Director     Number  Granted
          ---------------     ---------------
          Al  Berkeley              1,491
          Don  Feddersen            1,491
          John  Palms               1,491
          Joe  Sargent              1,491
          Richard  Trub             1,491


UU.     First  Amendment  to  the  Credit Agreement dated as of November 5,
1999, between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

VV.     Second  Amendment  to the Credit Agreement dated as of February 10,
2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

WW.     Third  Amendment to the Credit Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

XX. Fourth Amendment to the Credit Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

YY.     First  Amendment  to  Term  Loan Agreement dated as of February 10,
2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

ZZ.     Second  Amendment to Term Loan Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

AAA.     Third  Amendment to Term Loan Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed herewith)

BBB.     Security  Agreement  dated  as  of  April  28,  2000, among Policy
Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed herewith)

CCC.     Pledge  Agreement  dated  as  of  April  28,  2000, between Policy
Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed herewith)

DDD.     Mortgage  Agreement  dated  as  of  April 28, 2000, between Policy
Management Systems Corporation and Bank of America, N.A., as Administrative Agent (filed herewith)

27.     FINANCIAL  DATA  SCHEDULE

A.      Filed  herewith