Form 10-K/A
period 1999-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-06-30
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                       DOCUMENTS INCORPORATED BY REFERENCE


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

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



(REGISTRANT)     POLICY  MANAGEMENT  SYSTEMS  CORPORATION

Date:   June  30,  2000     By:  Timothy  V.  Williams
                            Executive  Vice  President
                            and  Chief  Financial  Officer




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

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, the following annual report for the Company's 401 (k) Retirement Plan is filed herewith:

     Form 11-K for the Company's 401 (k) Retirement Savings Plan for the year ended December 31, 1999 is incorporated herein by reference.

FORM  8-K

     The Company filed a report under Item 5 Other Events on October 5, 1999 disclosing that it expected third quarter earnings to be in the range of $.31 to $.36 per share before special and restructuring charges. No financial statements were filed with this 8-K.