Form 10-Q
period 2000-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-08-15
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2000
                         Commission file number 1-10557


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

         35,585,504 Common shares, $.01 par value, as of August 4, 2000.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.


                      POLICY MANAGEMENT SYSTEMS CORPORATION


                                      INDEX

PART  I.  FINANCIAL  INFORMATION     PAGE

Item  1.  Financial  Statements


Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2000 and 1999 . . . . . . . .   3

Consolidated Balance Sheets as of June 30, 2000 and
December 31, 1999 . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income for the Six
Months Ended June 30, 2000. . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2000 and 1999 . . . . . . . .   6

Notes to Consolidated Financial Statements. . . . . . .   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . .  16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings . . . . . . . . . . . . . .  37

  Item 6. Exhibits and Reports on Form 8-K. . . . . . .  37

Signatures. . . . . . . . . . . . . . . . . . . . . . .  38




                                                 PART I
                                         FINANCIAL INFORMATION
                                 POLICY MANAGEMENT SYSTEMS CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                               Three  Months        Six  Months
                                           Ended  June  30,       Ended  June  30,
                                         ------------------     ------------------
                                             2000       1999       2000      1999
                                           ------     ------     ------     -----
                                         (In  thousands,  except  per  share  data)



REVENUES
 Licensing. . . . . . . . . . . . . . .  $ 26,207   $ 43,697   $ 52,507   $ 78,463
 Services . . . . . . . . . . . . . . .   113,867    129,834    235,909    255,357
                                         ---------  ---------  ---------  ---------
                                          140,074    173,531    288,416    333,820
                                         ---------  ---------  ---------  ---------

OPERATING EXPENSES
 Cost of revenues
  Employee compensation and benefits. .    75,190     76,385    154,510    150,043
  Computer and communications expenses.    13,861     11,717     27,512     23,646
  Depreciation and amortization of
   property, equipment and
   capitalized software costs . . . . .    22,574     17,094     37,268     33,251
  Other costs & expenses. . . . . . . .     9,675      9,422     21,978     16,838
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .    26,606     28,362     54,820     53,934
 Amortization of goodwill and
   other intangibles. . . . . . . . . .     3,784      3,461      7,169      6,538
 Restructuring and other charges. . . .     3,255          -     16,027          -
 Merger termination charges . . . . . .    24,347          -     24,347          -
                                         ---------  ---------  ---------  ---------


                                          179,292    146,441    343,631    284,250
                                         ---------  ---------  ---------  ---------

OPERATING (LOSS) INCOME . . . . . . . .   (39,218)    27,090    (55,215)    49,570

Equity in earnings of
   unconsolidated affiliates. . . . . .       270        148        711        288

Minority interest . . . . . . . . . . .        21        (40)        39        (78)

Other income and expenses:
  Investment income . . . . . . . . . .     3,698       183        6,076        435
  Interest expense and other charges. .    (6,795)    (2,747)   (13,478)    (4,240)
                                         --------- ----------  ---------  ---------
                                           (3,097)    (2,564)    (7,402)    (3,805)
                                         --------- ----------  ---------  ---------
(Loss) income before income taxes . . .   (42,024)    24,634    (61,867)    45,975
Income tax expense (benefit). . . . . .       863      9,122     (6,838)    17,012
                                         --------- ----------  ---------  ---------

NET (LOSS) INCOME . . . . . . . . . . .  $(42,887)  $ 15,512   $(55,029)  $ 28,963
                                         =========  =========  =========  =========

BASIC (LOSS) EARNINGS PER SHARE . . . .  $  (1.21)  $   0.44   $  (1.56)  $   0.81
                                         =========  =========  =========  =========

DILUTED (LOSS) EARNINGS PER SHARE . . .  $  (1.21)  $   0.42   $  (1.56)  $   0.77
                                         =========  =========  =========  =========

Weighted average common shares. . . . .    35,380     35,354     35,378     35,739
Weighted average common shares
  assuming dilution . . . . . . . . . .    35,380     36,584     35,378     37,458

See  accompanying  notes


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)      (Audited)
                                                 June  30,     December  31,
                                                    2000         1999
                                                   ------       ------
                                       (In  thousands,  except share  data)


Assets
Current assets
 Cash and equivalents                               $ 20,552   $ 17,744
 Receivables, net of allowance for uncollectible
  amounts of $5,353 ($13,000 at December 31, 1999)   102,714     99,669
 Accrued revenues                                     24,889     36,393
 Deferred income taxes                                17,427     15,979
 Income tax receivable                                12,622      9,728
 Other receivable                                          -      7,788
 Prepaids                                              6,751     12,050
 Other                                                16,209     12,648
                                                    ---------  ---------
   Total current assets                              201,164    211,999

Property and equipment, at cost less accumulated
 depreciation and amortization of $126,144
 ($132,347 at December 31, 1999)                     136,835    142,867
Accrued revenues                                      24,296     16,130
Income tax receivable                                  4,041      4,041
Goodwill and other intangibles, net                  105,818    111,024
Capitalized software costs, net                      155,099    155,896
Deferred income taxes                                 29,327     29,850
Investments                                            5,921     13,332
Other                                                 19,684     21,149
                                                    ---------  ---------
     Total assets                                   $682,185   $706,288
                                                    =========  =========

Liabilities
Current liabilities
 Accounts payable and accrued expenses              $ 43,123     41,236
 Notes payable                                        21,000          -
 Current portion of long-term debt                   238,000      4,000
 Income taxes payable                                  4,128      4,616
 Unearned revenues                                    24,148     20,290
 Accrued restructuring and other charges               5,113      3,630
 Other                                                 1,881      2,223
                                                    ---------  ---------
   Total current liabilities                         337,393     75,995

Long-term debt                                             -    227,000
Deferred income taxes                                 72,207     68,514
Accrued restructuring and other charges                3,077      2,659
Other                                                  8,777      9,935
                                                    ---------  ---------
    Total liabilities                                421,454    384,103
                                                    ---------  ---------

Minority interest                                        593        624

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized                                                -          -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,585,581 shares issued and
 outstanding (35,585,078 at December 31, 1999)           356        356
Additional paid-in capital                            56,809     56,695
Retained earnings                                    232,454    287,483
Accumulated other comprehensive income               (19,783)   (12,972)
Stock employee compensation trust                     (9,698)   (10,001)
                                                    ---------  ---------
    Total stockholders' equity                       260,138    321,561
                                                    ---------  ---------
 Total liabilities and stockholders' equity         $682,185   $706,288
                                                    =========  =========


See  accompanying  notes


                                 POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND COMPREHENSIVE INCOME
                                              (Unaudited)

                                                              Accumulated       Stock
                                       Additional               Other          Employee
                             Common     Paid-In    Retained  Comprehensive  Compensation
                              Stock     Capital    Earnings    Income(1)        Trust        Total
                              -----     -------    --------    ---------      ---------     --------
                                              (Dollars  in  thousands)


BALANCE, DECEMBER 31, 1999. .  $    356   $56,695  $287,483   $    (12,972)  $(10,001)  $321,561

Comprehensive income
 Net (loss) income. . . . . .         -         -   (55,029)             -          -    (55,029)
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .         -         -         -          (6,811)        -     (6,811)
                                                                                          -------
Total comprehensive income. .                                                            (61,840)
                                                                                        ---------

Restricted stock. . . . . . .         -        92         -                   -   303        395
Stock options exercised
  (1,168 shares). . . . . . .         -        22         -                   -     -         22
                               ---------  -------  ---------  ------------------ -----  ---------

BALANCE, JUNE 30, 2000. . . .  $    356   $56,809  $232,454   $    (19,783)  $ (9,698)  $260,138
                               =========  =======  =========  =============  =========  =========


See  accompanying  notes

(1)     Comprehensive  (loss)  income for the three months ended June 30, 2000 and 1999 was $(45,227)
and  $14,178,  respectively.

     Comprehensive  income  for  the  six  months  ended  June  30,  1999  was  $25,960.



                                       POLICY MANAGEMENT SYSTEMS CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                         Six  Months
                                                       Ended  June  30,
                                                     ---------------------
                                                        2000        1999
                                                      ------      ------
                                                        (In  thousands)



Operating Activities
 Net (loss) income                                  $ (55,029)  $  28,963
 Adjustments to reconcile net (loss) income to net
  cash (used) provided by operating activities:
   Depreciation and amortization                       47,970      42,509
   Deferred income taxes                                2,768       6,285
   Provision for uncollectible accounts                 1,444         (22)
   Loss on disposal of property and equipment. . .        224         305
   Gain on sale of investments                         (5,298)          -
 Changes in assets and liabilities:
   Receivables                                         (5,710)     (9,437)
   Accrued revenues                                     3,338     (29,407)
   Other receivable                                     7,788      11,279
   Accounts payable and accrued expenses                1,051     (12,010)
   Accrued restructuring and other charges              2,724           -
   Income taxes                                        (3,382)      7,518
   Unearned revenues                                    3,858       1,534
   Other, net                                          (3,049)    (14,071)
                                                    ----------  ----------
      Cash (used) provided by operations               (1,303)     33,446
                                                    ----------  ----------

Investing Activities
 Acquisition of property and equipment                 (9,634)    (20,596)
 Capitalized internal software development costs      (24,377)    (34,553)
 Business acquisition and investments                  (6,816)    (67,313)
 Proceeds from sale of investments . . . . . . . .     17,199           -
 Other                                                  2,705       1,530
                                                    ----------  ----------
      Cash used by investing activities               (20,923)   (120,932)
                                                    ----------  ----------

Financing Activities
 Payments on long-term debt                          (145,000)    (34,971)
 Proceeds from borrowing under credit facility        154,000     165,700
 Purchase of stock for Stock Employee
  Compensation Trust                                        -     (10,094)
 Issuance of common stock under stock option plans         22       6,682
 Proceeds from note payable. . . . . . . . . . . .     19,000
 Repurchase of common stock                                 -     (33,045)
 Other                                                 (2,988)         29
                                                    ----------  ----------
       Cash provided by financing activities           25,034      94,301
                                                    ----------  ----------

Net increase in cash and equivalents                    2,808       6,815
Cash and equivalents at beginning of period            17,744      26,013
                                                    ----------  ----------
Cash and equivalents at end of period               $  20,552   $  32,828
                                                    ==========  ==========

Supplemental Information
 Interest paid                                      $   6,206   $   3,211
 Income taxes (refunded) paid                          (4,613)      4,023


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings
Per Share". For the Company, the numerator is the same for the calculation of both basic and diluted EPS, for the three and six months ended June 30, 2000, as the net loss generated in those periods would cause the inclusion of common stock options to be anti-dilutive. The average market price of the stock for the period was below the exercise price for the majority of options outstanding during the period. The following is a reconciliation of the denominator used in the EPS calculations (in thousands):



                               Three  Months        Six  Months
                             Ended  June  30,      Ended  June  30,
                          -----------------     -----------------
                                2000    1999      2000    1999
                               -----   -----     -----   -----
Weighted  Average  Shares
-------------------------


Basic EPS. . . . . . . . . . .  35,380  35,354  35,378  35,739
Effect of common stock options       -   1,230       -   1,719
                                ------  ------  ------  ------
Diluted EPS. . . . . . . . . .  35,380  36,584  35,378  37,458
                                ======  ======  ======  ======



     Options to purchase 6,367,769 shares of common stock at a weighted average price of $31.52 per share were outstanding but not included in the computation of diluted EPS for the period ending June 30, 2000.

OTHER  MATTERS

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE  2.     ACQUISITIONS

     On May 31, 2000, the Company purchased DEKRU B.V., a Dutch subsidiary of the German based DEKRA Group ("DEKRU"), for approximately $1.1 million in cash plus additional consideration of up to $6.1 million contingent upon the future performance of DEKRU to be recorded as royalty expense as incurred. DEKRU owns a software product (KDX) for managing and adjusting automobile claims. The Company intends to market and further develop KDX primarily for the European market.

On June 30, 1999, the Company purchased DORN Technology Group, Inc. ("DORN"), a risk and claims management company, for $33.2 million in cash plus additional consideration based upon the performance of DORN. Pursuant to an amendment to this agreement in the 2000 second quarter, this additional consideration was limited to $1.1 million and was recorded as compensation expense in 1999 and the first half of 2000. DORN owns the Riskmaster claims management software and Quest healthcare facility software, and provides risk and claims management software and services mainly to the US self-insured market. The Company intends to grow DORN's business and further develop the Riskmaster and Quest systems to complement its existing claims products.

On June 30, 1999, the Company purchased Financial Administrative Services, Inc.("FAS"), a provider of business process outsourcing ("BPO") for $13.0 million plus additional consideration of up to $12.0 million contingent on the future performance of FAS, to be capitalized as additional goodwill when paid until 2005. FAS uses the Company's PolicyLink system to support the rapid introduction of variable insurance products and annuities in a business process outsourcing environment. The Company intends to grow the business acquired.

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

     On June 9, 2000, the Company and Chase Manhattan Mortgage Corporation ("Chase") entered into a confidential settlement of previously disclosed litigation. (See Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000). As part of the settlement, the Company and Chase agreed to release each other from all claims asserted and the lawsuit was dismissed. The amount of settlement was placed in escrow and accrued as an expense in the first quarter of 2000.

In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and NeuronWorks, an entity retained by the Company in the development of Claims Outcome Advisor ("COA"), misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product. The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortuous interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorneys' fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortuous interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case has been set for trial in December 2000. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

     On May 22, 2000 an amended consolidated complaint was filed in the previously disclosed purported class action filed on behalf of purchasers of the Company's stock during the period October 22, 1998 and February 10, 2000. (See
Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000). The defendants have filed a motion to dismiss the complaint and intend to vigorously pursue a full defense of the action.

Also on May 22, 2000, an amended complaint was filed in the previously disclosed purported class action brought by one of the Company's employees, suing allegedly on behalf of herself and all former or current participants in the Company's 401(k) Retirement Savings Plan ("Plan") during the period October 22, 1998 through February 10, 2000, against the Company, its Chairman and three members of the Administrative Committee of the Plan. The amended complaint alleges that the Plan's investment in the Company's stock violated Sections 502
(a) (2) and (3) of ERISA and constituted a breach of fiduciary duty given defendants' alleged knowledge that the Company's stock price was artificially inflated throughout the class period as a result of the same series of alleged materially false and misleading statements that form the basis of the securities class action described above. The court has entered an order providing for the coordination of proceedings with the securities class action. The defendants have filed a motion to dismiss the complaint and intend to vigorously pursue a full defense of this action.

     As previously disclosed, between March 31, 2000 and May 5, 2000 four purported class actions were filed against the Company and its directors in the Court of Common Pleas in Richland County, South Carolina. (See Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000). These actions were consolidated into a single action and an amended consolidated complaint was filed on July 24, 2000. The amended consolidated complaint alleges that the defendants breached their fiduciary duties by failing to conduct a market check and agreeing to an unreasonable termination fee in the June 20, 2000 Agreement and Plan of Merger between the Company and Computer Sciences Corporation (CSC transaction) and breached their duty of candor in failing to disclose material information concerning the CSC transaction. The plaintiffs seek preliminary and permanent injunctive relief to enjoin payment of the termination fee under the Agreement and Plan of Merger between Politic Acquisition Corp. and the Company (Welsh Carson transaction) which was terminated by the Company. Plaintiffs also seek to enjoin consummation of the CSC tender offer until additional disclosures are made, to strike the termination fee in the CSC transaction, and seek reasonable attorney fees and costs. The plaintiffs' request for a temporary injunction was denied on August 7, 2000 following a hearing on plaintiffs' request. Defendants have filed a motion to dismiss the amended complaint and intend to vigorously pursue a full defense of this action.

     In addition to the litigation described above, there are also various other litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters.

     In a letter dated April 29, 1999, the Company was notified by the Internal Revenue Service ("IRS") of proposed adjustments to its 1994, 1995 and 1996 federal income tax returns. Should the IRS prevail in its position, a charge to income of approximately $16.3 million would result. The Company has submitted a response to the IRS and is awaiting a formal response. Furthermore, the Company strongly disagrees with the proposed adjustments and is vigorously defending its position.

     Resolution of any of the above matters could have a material adverse effect on the results of operations and consolidated financial position of the Company in future periods. While the Company does not expect these matters to have a material adverse effect in future periods it is unable to predict the ultimate outcome or the potential financial impact of these matters.

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

Information about the Company's operations for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                         Three  Months          Six  Months
                                        Ended  June  30,     Ended  June  30,
                                      ------------------   ------------------
                                        2000     1999       2000      1999
                                      ------    ------     ------    ------
REVENUES  FROM  EXTERNAL  CUSTOMERS


Property and casualty. . . . . . .  $ 50,052   $ 70,321   $104,503   $141,145
Claims.. . . . . . . . . . . . . .     6,065      6,756     13,382      9,623
Life and financial solutions . . .    46,844     47,531     94,712     89,165
                                    ---------  ---------  ---------  ---------
  Total US revenues. . . . . . . .   102,961    124,608    212,597    239,933
International. . . . . . . . . . .    37,113     48,923     75,819     93,887
                                    ---------  ---------  ---------  ---------
  Total revenues . . . . . . . . .  $140,074   $173,531   $288,416   $333,820
                                    =========  =========  =========  =========

INCOME (LOSS) FROM OPERATIONS
Property and casualty. . . . . . .  $  4,236   $ 17,588   $  9,425   $ 37,178
Claims.. . . . . . . . . . . . . .    (1,717)     3,297     (3,001)     5,601
Life and financial solutions . . .       504     10,759     (2,533)    18,867
Corporate and US administrative. .   (43,006)    (8,210)   (55,881)   (16,233)
                                    ---------  ---------  ---------  ---------
  Total US operating (loss) income   (39,983)    23,434    (51,990)    45,413
                                    ---------  ---------  ---------  ---------

International. . . . . . . . . . .     2,516      5,519        470      7,799
International administrative . . .    (1,751)    (1,863)    (3,695)    (3,642)
                                    ---------  ---------  ---------  ---------
  Total international. . . . . . .       765      3,656     (3,225)     4,157
                                    ---------  ---------  ---------  ---------

  Operating (loss) income. . . . .   (39,218)    27,090    (55,215)    49,570

Equity in earnings of
  unconsolidated affiliates. . . .       270        148        711        288
Minority interest. . . . . . . . .        21        (40)        39        (78)
Other income and expenses. . . . .    (3,097)    (2,564)    (7,402)    (3,805)
Income tax (benefit) expense . . .       863      9,122     (6,838)    17,012
                                    ---------  ---------  ---------  ---------
  Net (loss) income. . . . . . . .  $(42,887)  $ 15,512   $(55,029)  $ 28,963
                                    =========  =========  =========  =========




NOTE  5.  SPECIAL  CHARGES  AND  ACCOUNTING  CHANGES

     The Company considers Special Charges to be unusual events or transactions related to continuing business activities. Accounting Changes include changes in accounting principles and estimates that require a cumulative catch-up adjustment in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes".

Second  Quarter  2000:

     The Company's results for the 2000 second quarter include pre-tax special charges of approximately $36.8 million. Of this amount, $8.3 million is non-cash and the remainder of these charges have or will be paid in cash.

     The majority of the second quarter Special Charges result from merger termination charges of $24.3 million in fees and expenses resulting from the Company's termination of the merger agreement with a subsidiary of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") (see Note 6, "Proposed Merger").

     During the 2000 second quarter, management committed to a plan to restructure the operations of the United Kingdom ("UK") division of its international segment. The plan, among other things, entailed reductions in staff and space which resulted in a restructuring charge of approximately $1.2 million. Further, management indefinitely suspended development and decreased marketing efforts related to a software product in the UK. As a result, second quarter Special Charges include $7.3 million of accelerated amortization to write-off this product.

     During the second quarter the Company transferred operational responsibility for the Banking division's mortgage origination software business to a third party. Additionally, the Company is negotiating the sale of this business and the remainder of the Banking division's operations. The 2000 second quarter Special Charges include the Banking division operating loss of $3.6 million on revenues of $2.8 million. Also, as a result of the decision to sell the Banking division's operations, Special Charges include $1.1 million of accelerated amortization to write-off a related software product.

     The Company recognizes certain revenue under the percentage of completion method of accounting ("POC") in accordance with Statement of Position 81-1. During the 2000 second quarter, management changed the estimated profit margin on a significant contract accounted for under POC. Based on a detailed review of contract performance in the second quarter, the Company recognized a cumulative adjustment of $1.5 million of additional professional services & ITO ("Information Technology Outsourcing") revenue in the 2000 second quarter which partially offset special charges.

During the second quarter the Company sold minority interests in two companies for $9.4 million in cash. Special Charges in the quarter are partially offset by the related gain of $3.2 million on the sale of these investments included in Other income and expense.

     Selling, general and administrative expenses for the 2000 second quarter include approximately $0.7 million of brand expenses associated with changing the name of the Company (see Note 7, "Change of Company's Name").

   Restructuring and other charges includes $2.1 million in legal fees incurred during the second quarter related to the shareholder and CSC litigation (see
Note  3,  "Contingencies").

     Interest expense includes $1.1 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's existing credit facilities.

First  Quarter  2000:

     The Company's results for the 2000 first quarter include pre-tax special charges of approximately $12.7 million which are net of a $2.1 million gain on the sale of the Company's 20 percent interest in an unconsolidated subsidiary and a $1.2 million recovery of a Banking division receivable which was initially reserved as a special charge in the 1999 fourth quarter. The majority of these charges have or will be paid in cash.

Restructuring and other charges of approximately $12.8 million includes approximately $7.6 million of severance related to the reduction in force of approximately 6% or 350 employees, announced in the 2000 first quarter. Additionally, $5.2 million is included for customer dispute and litigation costs (see Note 3, "Contingencies").

During the 2000 second quarter the Company transferred operational responsibility for the Banking division's mortgage origination software business to a third party. Additionally, the Company is negotiating the sale of this business and the remainder of the Banking division's operations. The 2000 first quarter Special Charges include the Banking division operating loss of $4.8 million on revenues of $2.8 million including the recovery of previously reserved accounts receivable of $1.2 million.

The Company continues to recognize amortization expense related to software products written down in the 1999 third and fourth quarters. These products are being amortized on the revenue basis which is faster than the straight-line method. Revenue based amortization related to products written down in the 1999 third and fourth quarters resulted in approximately $1.0 million more amortization expense in the 2000 first quarter than would have been recognized under the straight-line method.

     Selling, general and administrative expenses for the 2000 first quarter includes approximately $1.4 million of brand expenses associated with changing the name of the Company (see Note 7, "Change of Company's Name").

     Investment income in the 2000 first quarter included a $2.1 million gain on the sale of the Company's 20% interest in an unconsolidated subsidiary, and interest expense included $1.0 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's existing credit facilities.

NOTE  6.  PROPOSED  MERGER

     On June 20, 2000, the Company announced that it and Computer Sciences Corporation ("CSC") entered into an Agreement and Plan of Merger which, among other things, provided for a CSC tender offer to acquire the Company's outstanding shares at a purchase price of $16 per share in cash. On June 28, 2000, the Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 related to CSC's tender offer. As a result of receiving a second request for information from the Federal Trade Commission concerning the proposed merger, CSC extended the tender offer until September 12, 2000.

As a result of entering the Agreement and Plan of Merger with CSC, the Company was required to pay a $19.0 million fee and to pay up to $5.0 million in expenses for terminating its previously proposed merger with WCAS. The cash required to pay this fee was loaned to the Company by CSC.

NOTE  7.  CHANGE  OF  COMPANY'S  NAME

     Following an earlier announcement of plans to change the Company's name, the Company began doing business as Mynd Corporation ("Mynd") on May 1, 2000. Officially changing the Company's name requires a two-thirds vote of the shareholders at a shareholder's meeting for holders of record on September 5, 2000, to be held on September 27, 2000, at the Company's headquarters. If approved by the shareholders, the Company will formally change its legal name with relevant authorities including the New York Stock Exchange.

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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                                      2000  vs.  1999
                                                                                         Percent
                                                Percentage  of  Revenues          Increase  (Decrease)
                                               --------------------------         --------------------
                                                Three                  Six             Three       Six
                                            Months  Ended         Months  Ended       Months     Months
                                              June  30,             June  30,          Ended      Ended
                                             -----------          -----------
                                            2000      1999        2000     1999          June  30
                                           -----      -----       -----  -----      ---------------------


Revenues
 Licensing . . . . . . . . . . . . .          18.7%          25.2%   18.2%   23.5%            (40)%  (33)%
 Services. . . . . . . . . . . . . .          81.3           74.8    81.8    76.5              (12)    (8)
                                      -------------  -------------  ------  ------
                                             100.0          100.0   100.0   100.0              (19)   (14)
                                      -------------  -------------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits          53.7           44.0    53.6    45.0               (2)     3
  Computer & communication expenses.           9.9            6.8     9.5     7.0               18     16
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .          16.1            9.9    12.9    10.0               32     12
  Other costs & expenses . . . . . .           6.9            5.4     7.6     5.0                3     31
 Selling, general &
   administrative expenses . . . . .          19.0           16.3    19.0    16.1               (6)     2
 Amortization of goodwill and
   other intangibles . . . . . . . .           2.7            2.0     2.5     2.0                9     10
 Restructuring & other charges . . .           2.3              -     5.6       -
 Merger termination charges. . . . .          17.4              -     8.4       -
                                      -------------  -------------  ------  ------
                                             128.0           84.4   119.1    85.1               22     21
                                      -------------  -------------  ------  ------
Operating (loss) income. . . . . . .         (28.0)          15.6   (19.1)   14.9             (245)  (211)
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .           0.2            0.1     0.2     0.1               82    147
Investment income. . . . . . . . . .           2.7            0.1     2.1     0.1   1,921    1,297
Interest expense and other charges .          (4.9)          (1.6)   (4.7)   (1.3)             147    218
                                      -------------  -------------  ------  ------
Income (loss) before income taxes. .         (30.0)          14.2   (21.5)   13.8             (271)  (235)
Income tax (benefit) expense . . . .           0.6            5.2    (2.4)    5.1              (91)  (140)
                                      -------------  -------------  ------  ------
Net (loss) income. . . . . . . . . .  (30.6)%  9.0%  (19.1)%  8.7%  (376)%  (290)%
                                      =============  =============



                             THREE MONTH COMPARISON

REVENUES

Licensing
---------

     In licensing the Company's products, customers generally obligate themselves to a non-refundable initial license charge and a monthly license fee payable over a specified period of time, which is usually six years.

The monthly license charge entitles the customer, over the contract period, to use the licensed product and to receive product support and enhancements.


                                    Three  Months
                                  Ended  June  30,
                                  ----------------
                                2000    1999   Change
                               -----   -----   ------
                              (Dollars  in  millions)


  Initial charges. . . . . . .  $ 9.5   $26.8   (65)%
  Monthly charges. . . . . . .   16.7    16.9     (1)
                                ------  ------
                                $26.2   $43.7   (40)%
                                ======  ======

  Percentage of total revenues   18.7%   25.2%
                                ------  ------




Initial  licensing

     Initial license revenues decreased $17.3 million for the 2000 second quarter compared with the 1999 second quarter, with the following decreases by business segment: property and casualty down 92% ($8.3 million); claims down 56% ($2.4 million); life and financial solutions down 35% ($2.0 million) with one new CyberLife license in the quarter; and international down 58% ($4.6 million) with a S3+ license expansion to include the acquirer of an existing customer in Europe.

Initial license charges for the second quarter of 2000 included right-to-use licenses to existing customers of $0.5 million. This compares to $5.3 million in right-to-use licenses for the second quarter of 1999. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges.

     Second quarter 1999 initial license charges include $2.0 million of licenses to the former owners of FAS which the Company acquired at the end of the second quarter.

Two remarketing agreements for Claim Outcome Adviser ("COA") totaling $3.5 million are included in initial licensing revenue for the second quarter of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to relicense COA to the self-insured market. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center. These agreements were effected by the Company's adoption of Staff Accounting Bulletin 101 as of December 31, 1999. Consequently, the $3.5 million of initial license revenue was adjusted in the 1999 fourth quarter and is being recognized ratably over the terms of the respective agreements. Initial license revenue includes $0.7 million of this revenue in the 2000 second quarter.

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

The Company believes that during the 2000 second quarter, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that the adverse effect will continue until the uncertainty is resolved.

     Set forth below is a comparison of initial license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                           Three  Months
                                          Ended  June  30,
                                          ----------------
                                        2000    1999  Change
                                        -----   -----  ------
                                      (Dollars  in  millions)


  Property and casualty . . . . . . . .  $0.7   $ 9.0   (92)%
  Claims. . . . . . . . . . . . . . . .   1.8     4.2    (57)
  Life and financial solutions. . . . .   3.7     5.7    (35)
  International . . . . . . . . . . . .   3.3     7.9    (58)
                                         -----  ------
                                         $9.5   $26.8   (65)%
                                         =====  ======

           Percentage of total revenues   6.8%   15.4%
                                         -----  ------




Monthly  licensing

Monthly license revenues in the 2000 second quarter were essentially consistent with the 1999 second quarter in total with the following increases or decreases by business segment: property and casualty down 21% ($1.5 million) due to weak 1999 and 2000 first quarter licensing and the effect of previous right-to-use licenses; claims up 650% ($1.3 million); life and financial solutions and international were relatively unchanged at $4.9 million and $4.5 million for both quarters, respectively.

Set forth below is a comparison of monthly license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                    Three  Months
                                  Ended  June  30,
                                  ----------------
                                2000    1999  Change
                                -----   -----  ------
                               (Dollars  in  millions)


  Property and casualty. . . .  $ 5.8   $ 7.3   (21)%
  Claims . . . . . . . . . . .    1.5     0.2    650
  Life and financial solutions    4.9     4.9      -
  International. . . . . . . .    4.5     4.5      -
                                -----  ------
                                $16.7   $16.9    (1)%
                                =====  ======  =====

  Percentage of total revenues   11.9%   9.8%
                                -----   -----



Services
---------

The Company's services revenue consists primarily of Professional Services & Information Technology Outsourcing ("ITO") and Business Process Outsourcing ("BPO"). Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.


                                     Three  Months
                                   Ended  June  30,
                                   ----------------
                                2000    1999  Change
                                -----   -----  ------
                               (Dollars  in  millions)


  Professional services & ITO.  $ 86.9   $111.1   (22)%
  BPO. . . . . . . . . . . . .    25.0     16.9     48
  Other. . . . . . . . . . . .     2.0      1.8     11
                                -------  -------
                                $113.9   $129.8   (12)%
                                =======  =======

  Percentage of total revenues    81.3%    74.8%
                                -------  -------




Professional  Services  &  ITO

Professional services & ITO revenues decreased $24.2 million for the 2000 second quarter compared with the 1999 second quarter, with the following decreases and increase by business segment: property and casualty down 27% ($10.9 million); claims up 13% ($0.3 million); life and financial solutions down 12% ($3.8 million); and international down 27% ($9.8 million). The increase in claims is primarily due to the Company's 1999 acquisitions. All other segments were negatively impacted by weak initial licensing activity in 1999 and the first half of 2000. In addition, property and casualty was affected by the migration of ITO customers from mainframe Series II processing to AS400 Point processing. Also, international was adversely affected by the loss of a significant ITO customer in the 1999 third quarter. The 2000 second quarter international segment's revenue includes a cumulative catch-up adjustment of approximately $1.5 million of revenue recognized in the 2000 second quarter based on a change in accounting estimate associated with a significant contract accounted for on the basis of POC.

Set forth below is a comparison of professional services & ITO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                     Three  Months
                                   Ended  June  30,
                                   ----------------
                                2000    1999  Change
                                -----   -----  ------
                               (Dollars  in  millions)


  Property and casualty. . . .  $ 29.9   $ 40.8   (27)%
  Claims . . . . . . . . . . .     2.7      2.4     13
  Life and financial solutions    28.1     31.9   (12)
  International. . . . . . . .    26.2     36.0   (27)
                                -------  -------
                                $ 86.9   $111.1   (22)%
                                ======   ======  ======

  Percentage of total revenues    62.1%    64.1%
                                ------   -------



     BPO

BPO revenues increased $8.1 million for the 2000 second quarter compared with the 1999 second quarter, with the following increases by business segment: property and casualty up 5% ($0.6 million); life and financial solutions up 100% ($5.1 million) due to internal growth and the acquisition of FAS ($2.8 million) in 1999; and international up 1,200% ($2.4 million) due to increased processing in Europe and South Africa. The claims segment has no BPO operations.

Set forth below is a comparison of BPO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                      Three  Months
                                    Ended  June  30,
                                    ----------------
                                 2000    1999     Change
                                -----   -----     ------
                                (Dollars  in  millions)


  Property and casualty. . . .  $ 12.2   $11.6       5%
  Claims . . . . . . . . . . .       -       -       -
  Life and financial solutions    10.2     5.1     100
  International. . . . . . . .     2.6     0.2   1,200
                                ------   -----  ------
                                $ 25.0   $16.9      48%
                                ======   =====   ======

  Percentage of total revenues    17.8%    9.7%
                                -------  ------

OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits decreased 2% for the 2000 second quarter compared with the 1999 second quarter. Before the effect of the acquisitions in 1999 (see Note 2 of Notes to Consolidated Financial Statements), employee compensation and benefits for the second quarter of 2000 decreased 7% when compared with second quarter 1999. Domestic employee compensation in the 2000 second quarter is essentially consistent with the 1999 second quarter. Domestic benefits expense increased $1.3 million due to the acceleration of health claims paid as a result of previous reductions in force. International compensation and benefits decreased 15% ($3.3 million) largely due to previous reductions in force.

Computer and communications expenses increased 18% for the 2000 second quarter compared with the 1999 second quarter due to the Company's 1999 acquisitions and increases in processing volumes and data center operating software license fees.

     Depreciation and amortization of property, equipment and capitalized software costs increased 32% for the 2000 second quarter compared with the 1999 second quarter. Depreciation and amortization expense was reduced as a result of software write-downs recorded in the 1999 third and fourth quarters and a reduction in the Company's capital expenditures for property, plant and equipment. However, these savings were more than offset by the 2000 second quarter software write-offs discussed below and the acquisitions of Dorn and FAS in 1999 (see Note 5 of Notes to Consolidated Financial Statements).

     As part of the UK restructuring plan (see Note 5 of Notes to Consolidated Financial Statements), management indefinitely suspended development and decreased marketing efforts related to a software product in the UK. As a result, approximately $7.3 million of previously capitalized software development costs has been expensed as accelerated amortization. An additional $1.1 million of accelerated amortization was similarly recognized in connection with the decision to sell the Banking division operations.

The Company continues to recognize amortization expense related to software products written down in the 1999 third and fourth quarters. As a reflection of their estimated impaired status, these products are being amortized on the revenue basis which is faster than straight-line method. Revenue based amortization related to products written down in the 1999 third and fourth quarters resulted in approximately $0.3 million more amortization expense in the 2000 second quarter than would have been recognized under the straight-line method.

     Other operating costs and expenses increased 3% for the second quarter of 2000 compared with the 1999 second quarter due to the Company's acquisitions in 1999 and a decrease in the amounts capitalized related to internal software development and internal use systems.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased from 16% of revenues in the 1999 second quarter compared to 19% in the 2000 second quarter. However, the dollar amount decreased 6% for the 2000 second quarter compared with the 1999 second quarter in part due to the reduction in force and decreased costs associated with the Company's lower revenues offset by the effects of the Company's 1999 acquisitions and approximately $0.7 million of brand expenses associated with changing Company's name. Before the effects of acquisitions and brand expenses, selling, general and administrative expenses decreased 14%.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 9% for the 2000 second quarter compared with the 1999 second quarter, due largely to the Company's 1999 acquisitions.

RESTRUCTURING  AND  OTHER  CHARGES

     Restructuring and other charges include approximately $1.2 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the 2000 second quarter for an international reduction in force of 37 employees in the UK. Additionally, restructuring and other charges includes legal expenses ($2.1 million) associated with the CSC and shareholder lawsuits (see
Note  3  of  Notes  to  Consolidated  Financial  Statements).

MERGER  TERMINATION  CHARGES

     Merger termination charges include a $19.0 termination fee and $5.3 million of accrued expenses resulting from the Company's termination of the WCAS merger (see Note 6 of Notes to Consolidated Financial Statements).


OPERATING  INCOME  (LOSS)

     The 2000 second quarter operating loss of $39.2 million includes net Special Charges of approximately $38.8 million (see Note 5 of Notes to Consolidated Financial Statements). The 1999 second quarter operating income was $27.1 million including the Banking division which is treated as Special Charges in the 2000 second quarter. Exclusive of the Banking division, 1999 first quarter operating income was $25.9 million by comparison to the 2000 second quarter operating loss before special charges of $0.4 million.

Set forth below is a comparison of operating income (loss) by segment for the periods ending June 30, 2000 and 1999, respectively:


                                     Three  Months
OPERATING  INCOME  (LOSS)           Ended  June  30,
                                    ----------------
                                  2000    1999  Changes
                                 -----   -----  -------
                                (Dollars  in  millions)


  Property and casualty. . . .  $  4.2   $17.5    (76)%
  Claims . . . . . . . . . . .    (1.7)    3.3    (152)
  Life and financial solutions     0.5    10.8     (95)
  Corporate. . . . . . . . . .   (43.0)   (8.2)   (424)
  International. . . . . . . .     0.8     3.7     (78)
                                ------   -------  ------
                                $(39.2)  $27.1   (245)%
                                ======   =======  ======



     Property and casualty operating income decreased $13.3 million or 76% due primarily to an $8.3 million decrease in initial license charges and a $10.9 million decline in professional services & ITO revenue. Additionally, professional services & ITO margins declined from 33% to 21%.

     Claims segment operating income decreased $5.0 million to a loss of $1.7 million due primarily to $2.4 million lower initial license charges in the 2000 second quarter and higher operating costs due to 1999 acquisitions.

     Life and financial solutions segment operating income declined $10.3 million or 95% due primarily to the operating loss of the Banking division ($3.6 million), lower initial license charges ($2.0 million) and a decline in professional services & ITO revenue and margins.

     Not withstanding the Company's reduction in force, the reduction in expense lagged behind the decline in revenues resulting in lower margins in its property and casualty and life segments.

     International segment operating income declined $2.9 million or 78% primarily due to a $4.6 million decline in initial license charges offset by savings from the 1999 third quarter restructuring. Before special charges the international segment's operating income increased $4.3 million of 118% compared to the 1999 second quarter reflecting the benefits of previous restructuring.

A significant portion of both the Company's revenues and its operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers decisions to enter into license agreements with the Company, which the Company is unable to control.

Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues of each of the periods presented:


                               2000             1999                1998
                              -----         ----------------      ---------
                           2nd   1st   4th    3rd    2nd    1st   4th    3rd
                                          (Dollars  in  Millions)
                            ---------- -------------------------- ------------



Initial license revenues  $9.5   9.1    $8.7  $19.2  $26.8  $17.5  $27.4  $14.7
% of total revenues        6.8%  6.1%    6.1%  11.4%  15.4%  11.0%  16.0%   9.7%



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

     The Company believes that during the second quarter, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that this adverse effect will continue until the uncertainty is resolved.


OTHER  INCOME  AND  EXPENSE

     Investment  income includes a $3.2 million gain on the sale of investments.

     Interest expense and other charges is comprised primarily of interest expense which increased $4.0 million for the 2000 second quarter compared with the 1999 second quarter, principally due to higher levels of borrowed funds under the Company's credit agreements along with higher interest rates and $1.2 million of amortization expense for credit facilities fees paid in the 2000 first quarter to amend the Company's credit agreements. The nominal interest rate applicable to borrowings under the Company's credit facilities during the second quarter of 2000 ranged from 7.375% to 9.5% compared to a range of 5.1625% to 5.25% in the 1999 second quarter.

INCOME  TAXES

The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was -2.1% and 37.0% for the second quarters of 2000 and 1999, respectively. The effective rate for the three months ended June 30, 2000 is not comparable to the three months ended June 30, 1999 due primarily to non-tax effected merger related costs incurred during the period and the establishment of a valuation allowance for certain deferred tax assets. The valuation allowance was established due to the uncertain realization of those assets in light of the Company's operating performance in the 2000 second quarter.

                              SIX MONTH COMPARISON

REVENUES

                                      Six  Months
                                    Ended  June  30,
                                    ----------------
  Licensing                      2000    1999   Change
                                -----   -----   ------
                                (Dollars  in  millions)


  Initial charges. . . . . . .  $18.6   $44.3   (58)%
  Monthly charges. . . . . . .   33.9    34.2     (1)
                                ------  ------
                                $52.5   $78.5   (33)%
                                ======  ======

  Percentage of total revenues   18.2%   23.5%
                                ------  ------

Initial licensing
------------------------------



     Initial license revenues decreased $25.7 million for the first six months of 2000 compared with the first six months of 1999, with the following decreases by business segment: property and casualty down 90% ($15.4 million) due primarily to right-to-use agreements included in the first six months of 1999; claims down 37% ($2.6 million) due primarily to remarketing agreements included in the first six months of 1999; life and financial solutions down 42% ($3.7 million) with no Banking division licenses in 2000 compared with strong Banking division licenses in the first half of 1999; and international down 36% ($4.0 million).

Initial license charges for the first six months of 2000 include right-to-use licenses to existing customers of $0.5 million compared with $11.2 million for the first six months of 1999. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrence of right-to-use licenses to be minimal in the future.

Initial license charges for the first six months of 1999 include the first license of the Company's new workplace injury claims management tool, COA, which was licensed in conjunction with the purchase of Legalgard and $2.0 million of licenses to the former owners of FAS which the Company acquired at the end of the second quarter.

Two remarketing agreements for COA, totaling $3.5 million, are included in initial licensing revenues for the first six months of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to re-license COA to the self-insured market. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center. These agreements were affected by the Company's adoption of Staff Accounting Bulletin 101 as of December 31, 1999. Consequently, the $3.5 million of initial license revenue was adjusted in the 1999 fourth quarter and is being recognized ratably over the terms of the respective agreements. Initial license revenue includes $1.7 million of this revenue in the first six months of 2000.

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

The company believes that lingering customer Y2K concerns, uncertainty surrounding the Company's credit agreements and the delayed filing of the Company's 1999 annual report had a negative effect on initial licensing activity in the 2000 first quarter. Furthermore, the Company believes that the WCAS merger agreement, and its subsequent termination upon entering into the merger agreement with CSC made it difficult for the Company to conclude initial licenses with customers in the second quarter due to uncertainties concerning the Company's ownership.

     Set forth below is a comparison of initial license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:



                                      Six  Months
                                   Ended  June  30,
                                   ----------------
                               2000    1999     Change
                              -----   -----     ------
                              (Dollars  in  millions)


  Property and casualty. . . .  $1.8   $17.2    (90)%
  Claims . . . . . . . . . . .   4.5     7.1    (37)
  Life and financial solutions   5.2     8.9    (42)
  International. .. .            7.1    11.1    (36)
                                -----  -----  ------
                                $18.6  $44.3    (58)%
                                =====  ======

  Percentage of total revenues   6.5%   13.3%
                                -----  ------




Monthly  licensing
                  -

     Monthly license charges decreased $0.3 million for the first six months of 2000 compared with the first six months of 1999 with the following increases or decreases by business segment: property and casualty down 17% ($2.6 million) due to weak 1999 and 2000 first half licensing and the effect of right-to-use licenses; claims up $2.8 million primarily due to the effect of 1999 second quarter acquisitions (see Note 2 of Notes to Consolidated Financial Statements); life and financial solutions was relatively unchanged; and international down 5% ($0.5 million).



                                      Six  Months
                                   Ended  June  30,
                                   ----------------
                                2000    1999     Change
                                -----   -----     ------
                                (Dollars  in  millions)


  Property and casualty. . . .  $12.3   $ 14.9     (17)%
  Claims . . . . . . . . . . .    2.9      0.1    2,800
  Life and financial solutions    9.9      9.9        -
  International. . . . . . . .    8.8      9.3       (5)
                                -----  -------    ------
                                $33.9   $ 34.2      (1)%
                                =====  =======    ======

  Percentage of total revenues   11.8%   10.3%
                                -----  ------




                                      Six  Months
                                   Ended  June  30,
                                   ----------------
  Services                      2000    1999   Change
                                -----   -----   ------
                               (Dollars  in  millions)


  Professional services & ITO.  $184.8   $221.0   (16)%
  BPO. . . . . . . . . . . . .    48.1     32.2      49
  Other. . . . . . . . . . . .     3.0      2.1      43
                                -------  -------
                                $235.9   $255.3    (8)%
                                =======  =======

  Percentage of total revenues    81.8%    76.5%
                                -------  -------




Professional  services  &  ITO


     Professional services & ITO revenues decreased $36.2 million for the first six months of 2000 compared with the first six months of 1999, with the following decreases or increases by business segment: property and casualty down 24% ($20.3 million); claims up 146% ($3.5 million); life and financial solutions down 3% ($1.8 million); and international down 24% ($17.6 million). The decreases are principally due to weak initial licensing activity during 1999 and the first half of 2000. In addition, property and casualty was adversely affected by the migration of ITO customers from mainframe Series II processing to AS400 Point processing. Also, international was adversely affected by the loss of a significant ITO customer in the 1999 third quarter.

     In the first six months of 2000, the international segment's revenue includes a $1.5 million cumulative catch-up adjustment based on a change in accounting estimate associated with a significant contract accounted for on the basis of POC. The property and casualty segment's 1999 six month revenues include $1.6 million for professional services rendered and received in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.

     Set forth below is a comparison professional services & ITO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                      Six  months
                                   Ended  June  30,
                                  ----------------
                               2000      1999     Change
                              -----     -----     ------
                                (Dollars  in  millions)


  Property and casualty. . . .  $ 64.1   $ 84.4   (24)%
  Claims . . . . . . . . . . .    5.9       2.4   146
  Life and financial solutions    59.7     61.5    (3)
  International. . . . . . . .    55.1     72.7   (24)
                                ------  -------
                                $184.8   $221.0    16%
                                ======  ========

  Percentage of total revenues    64.1%   66.2%
                                ------  -------



BPO

BPO revenues increased $15.9 million for the first six months of 2000 compared with the first six months of 1999, with the following increases by business segment: property and casualty up 5% ($1.2 million); life insurance and financial solutions up 125% ($11.1 million) due to internal growth and the acquisition of FAS ($2.8 million) in 1999; and international up $3.6 million due to increased processing in Europe and South Africa. The claims segment has no BPO operations.

Set forth below is a comparison BPO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:

                                     Six  months
                                  Ended  June  30,
                                  ----------------
                              2000      1999     Change
                             -----     -----     ------
                               (Dollars  in  millions)


  Property and casualty. . . .  $ 24.0   $22.8      5%
  Claims . . . . . . . . . . .       -       -      -
  Life and financial solutions    20.0     8.9    125
  International. . . . . . . .     4.1     0.5    720
                                ------  ------
                                $ 48.1   $32.2    49%
                                ======  ======

  Percentage of total revenues    16.7%    9.6%
                                ------  -------



OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits increased 3% for the first six months of 2000 compared with the first six months of 1999, due primarily to the acquisitions in 1999 (see Note 2 of Notes to Consolidated Financial Statements) partially offset by the reductions in force. Before the effect of these acquisitions employee compensation and benefits for the first six months of 2000 decreased 3% when compared with the first six months of 1999. Domestic employee compensation in the first six months of 2000 increased 9% ($9.2 million) compared with the first six months of 1999 with the effects of reductions in force in prior quarters being offset by acquisitions in 1999 and an increase in benefit expense due to the acceleration of health claims paid as a result of the reduction in force. International compensation and benefits decreased 10% ($4.7 million) reflecting the benefit of 1999 third quarter and 2000 first quarter reductions in force.

Computer and communications expenses increased 16% for the first six months of 2000 compared with the first six months of 1999. The increase is due to the Company's 1999 acquisitions, an increase in processing volumes and data center operating software license fees.

Depreciation and amortization of property, equipment and capitalized software costs increased 12% for the first six months of 2000 compared with the first six months of 1999. Depreciation and amortization was reduced as a result of software write-downs recorded in the 1999 third and fourth quarters and a reduction in the Company's capital expenditures for property and equipment. However, these savings were more than offset by the 2000 second quarter software write-offs (see Note 5 of Notes to Consolidated Financial Statements) discussed below and the acquisitions of Dorn and FAS in 1999.

Other operating costs and expenses increased 31% for the first six months of 2000 compared with the first six months of 1999. This increase was due to the Company's acquisitions in 1999 being partially off-set by a decrease in the amount of development expense capitalized related to internal software development and internally used systems.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased 2% for the first six months of 2000 compared with the first six months of 1999. Before the effects of the Company's 1999 acquisitions and approximately $2.1 million of brand expenses associated with changing the Company's name (see Note 7 of Notes to the Consolidated Financial Statements regarding Change of Company's Name) selling, general and administrative expenses decreased 8% due partly to the reduction in force and decreased costs associated with the Company's lower revenues in the first six months of 2000. Selling, general and administrative expenses increased to 17% of revenues in the first six months of 2000 compared to 16% for the first six months of 1999.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles increased 10% for the first six months of 2000 compared with the first six months of 1999, principally due to increased amortization related to the Company's 1999 acquisitions.

RESTRUCTURING  AND  OTHER  CHARGES

     Restructuring and other charges include approximately $8.7 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the first six months of 2000 for a worldwide reduction in force of 350 employees in the first quarter and a reduction in force in the international segment of 37 employees in the second quarter. An additional $7.3 million relates to a settlement of a dispute with a customer and legal expenses associated with the CSC and shareholder lawsuits (see Note 3 of Notes to Consolidated Financial Statements).

MERGER  TERMINATION  CHARGES

     Merger termination charges include a $19.0 termination fee and $5.3 million of accrued WCAS and Company expenses resulting from the Company's termination of the WCAS merger (see Note 6 of Notes to Consolidated Financial Statements).


OPERATING  (LOSS)  INCOME

     The 2000 six month results produced an operating loss of $55.2 million compared with the 1999 six month operating income of $49.6 million. The 2000 six month operating loss includes Special Charges of $57.4 million (see Note 5 of the Notes to the Consolidated Financial Statements). Before these special charges, the 2000 six month resulted in operating income of $2.2 million compared with operating income of $48.9 million in the 1999 six months. The remaining $46.7 million decrease relates primarily to a $25.7 million decline in initial license revenue and declining services revenue and margins.

     Set forth below is a comparison of operating income (loss) by segment for the periods ending June 30, 2000 and 1999, respectively:


                                         Six  Months
OPERATING  INCOME  (LOSS)            Ended  June  30,
                                      ----------------
                                 2000    1999     Change
                                 -----   -----     ------
                                (Dollars  in  millions)


  Property and casualty. . . .  $  9.4    $37.2    (75)%
  Claims . . . . . . . . . . .    (3.0)     5.6    (154)
  Life and financial solutions    (2.5)    18.8    (113)
  Corporate. . . . . . . . . .   (55.9)   (16.2)   (245)
  International. . . . . . . .    (3.2)     4.2    (176)
                                ----------------
                                $(55.2)   $49.6    (211)%
                                =======  =======  ======



     Property and casualty segment operating income decreased $27.8 million or 75% primarily due to a $15.4 million decrease in initial license charges accompanied by a $20.3 million or 24% decrease in professional services & ITO revenue.

     Claims segment operating income decreased $8.6 million to a loss of $3.0 million principally due to a $2.6 million decrease in initial license charges and higher operating costs due to 1999 acquisitions.

     Life segment operating income decreased $21.3 million to a loss of $2.5 million principally due to Banking division losses of $8.4 million and lower initial license charges of $3.7 million.

     International segment operating income decreased $7.4 million to a loss of $3.2 million primarily due to special charges of $9.4 million described above, a $4.0 million decrease in initial license charges and lower professional services & ITO revenue.

     Not withstanding the Company's reduction in force, the reduction in expense lagged behind the decline in revenues resulting in lower margins in its property and casualty, life and international segments.

     A significant portion of both the Company's revenues and its operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers decisions to enter into license agreements with the Company, which the Company is unable to control.

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

     The Company believes that during the second quarter, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that this adverse effect will continue until the uncertainty is resolved.

OTHER  INCOME  AND  EXPENSE

     Investment  income  includes  $5.3  million of gain on sale of investments.

     Interest expense and other charges is comprised primarily of interest expense which increased $9.2 million for the first six months of 2000 compared with the first six months of 1999, principally due to higher interest rates on higher levels of borrowed funds under the Company's credit agreements. The remainder of the increase is due to $2.1 million of amortization expense for credit facilities fees paid in the 2000 first quarter to amend the Company's credit agreements. The nominal interest rate applicable to borrowings under the Company's credit facility during the first six months of 2000 ranged from 7.375% to 9.6% compared to a range of 5.1625% to 5.85% for the same period in 1999.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 11.1% and 37.0% for the first six months of 2000 and 1999, respectively. The effective rate for the six months ended June 30, 2000 is not comparable to the six months ended June 30, 1999 due primarily to non-tax effected merger related costs incurred during the first half of 2000 and the establishment of a valuation allowance for certain deferred tax assets. The valuation allowance was established due to the uncertain realization of those assets in light of the Company's operating performance.

                         LIQUIDITY AND CAPITAL RESOURCES


                                  June  30,  December  31,
                                     2000         1999
-----------------------------------------------------------
                                    (Dollars  in  millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .  $  20.6   $ 17.8
Current assets. . . . . . . . . . .    201.2    212.0
Current liabilities . . . . . . . .    337.4     76.0
Working capital . . . . . . . . . .   (136.2)   136.0
Long-term debt. . . . . . . . . . .      0.0    227.0





                                      Six  Months  Ended
                                           June  30,
                                       2000         1999
--------------------------------------------------------
                                  (Dollars  in  millions)


Cash (used) provided by operations. .  $ (1.3)  $  33.5
Cash used by investing activities . .   (20.9)   (120.9)
Cash provided by financing activities    25.0      94.3



   The Company's total debt, net of cash and marketable securities, at June 30, 2000 was $238.4 million, an increase from the comparable amount ($205.0 million) at March 31, 2000 which resulted primarily from the termination fees related to the WCAS transaction. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. For the second quarter of 2000, compared with the second quarter of 1999 however, the Company significantly decreased expenditures in all these areas and expects these expenditures during 2000 to continue at amounts lower than 1999.

   As of June 30, 2000, the Company had a $180.0 million line of credit of which $168.0 million was outstanding. Availability under this credit line will be reduced to $125 million on April 1, 2001 and will expire on July 1, 2001. The Company's $70.0 million term loan, all of which was outstanding at June 30, 2000, matures on January 31, 2001. In addition, CSC advanced to the Company the cash necessary to pay the $19.0 million termination fee due to WCAS upon the termination of the WCAS merger agreement, and committed to advance up to $5.0 million for related expenses. The amount of these expenses are yet to be agreed but are expected to be paid in the 2000 third quarter. CSC also provided the Company a line of credit up to $30.0 million for operational working capital needs. Any amounts due CSC mature on July 3, 2001. Since all of the Company's debt matures on or before July 3, 2001 and in light of the issues concerning the Company's ability to meet its financial covenants, more fully discussed below, all of the Company's indebtedness is shown under current liabilities in the accompanying balance sheet as of June 30, 2000.

   The results for the quarter ended June 30, 2000 resulted in a violation of the defined Consolidated Adjusted Cash Flow covenant of both the $180.0 million line of credit and $70.0 million term loan agreements as amended in April, 2000. Consequently, the Company entered into an amendment in August, 2000, which brought it into compliance with its agreements. That amendment provides for the exclusion from the Consolidated Adjusted Cash Flow and Consolidated Minimum Tangible Net Worth covenants of up to $24.0 million in fees and expenses due WCAS. In addition, the amendment reduced the required minimum amount of Consolidated Adjusted Cash Flow for the quarter ended June 30, 2000 from $15.0 million to $10.0 million, but did not amend the required minimum amount for the quarter ended September 30, 2000 which is $30.0 million. The amendment left unchanged the required level of Minimum Consolidated Tangible Net Worth as at September 30, 2000, which is $196.7 million

   Future credit availability under the Company's amended credit agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, the Company is exploring alternative means to reduce its debt, some of which would be subject to approval by CSC.

     Significant expenditures anticipated for the remainder of 2000, excluding new product development are as follows: acquisition of data processing and communications equipment, support software, office furniture, fixtures and equipment ($10.0 million) and costs relating to the continued enhancement of existing software products ($20.0 million).


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

     The Company believes that during the second quarter, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that this adverse effect will continue until the uncertainty is resolved.

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

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                                  (Registrant)




Date:  August  14,  2000     Timothy  V.  Williams
     Executive  Vice  President
     (Chief  Financial  Officer)

           POLICY  MANAGEMENT  SYSTEMS  CORPORATION

                      EXHIBIT  INDEX

     TO  FORM  10-Q  FOR  QUARTER  ENDED  JUNE  30,  2000


Exhibit
-------
Number
------

2.     PLAN  OF  ACQUISITION,  REORGANIZATION,  ARRANGEMENT,  LIQUIDATION  OR
SUCCESSION

A. Agreement and Plan of Merger between Politic Acquisition Corporation and Policy Management Systems Corporation dated March 30, 2000 (filed as an exhibit to Form 8-K dated March 30, 2000 and is incorporated herein by reference)

B. Amended and Restated Agreement and Plan of Merger between Politic Acquisition Corporation and Policy Management Systems Corporation dated as of April 27, 2000 (filed as an exhibit to Form S-4, Registration Statement, dated
April  29,  2000  and  is  incorporated  herein  by  reference)

C. Agreement and Plan of Merger among Computer Sciences Corporation, Patriot Acquisition Corporation and Policy Management Systems Corporation dated June 20, 2000 (filed as an exhibit to Schedule 14-D9/A dated July 19, 2000 and is incorporated herein by reference)


3.     ARTICLES  OF  INCORPORATION  AND  BY-LAWS

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

RR. Change in Control Severance Pay Plan for Select Employees dated October 22, 1996 together with schedule identifying particulars for Michael D. Gantt and Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

SS. Term Loan Agreement between Policy Management Systems Corporation, the Guarantors Party, Bank of America, N.A. and other financial institutions in the amount of $70 million dated November 5, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

TT. Form of Restricted Stock Award Agreement dated March 1, 2000 with Messrs. Berkeley, Feddersen, Palms, Sargent and Trub with schedule identifying particulars for each named Director (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

          The  Schedule  for  TT  contained  the  following:

          Named  Director     Number  Granted
          ---------------     ---------------
          Al  Berkeley            1,491
          Don  Feddersen          1,491
          John  Palms             1,491
          Joe  Sargent            1,491
          Richard  Trub           1,491

UU. First Amendment to the Credit Agreement dated as of November 5,1999, between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto Director (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

VV. Second Amendment to the Credit Agreement dated as of February 10, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

WW. Third Amendment to the Credit Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

XX. Fourth Amendment to the Credit Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

YY. First Amendment to Term Loan Agreement dated as of February 10, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

ZZ. Second Amendment to Term Loan Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

AAA. Third Amendment to Term Loan Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

BBB. Security Agreement dated as of April 28, 2000, among Policy Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

CCC. Pledge Agreement dated as of April 28, 2000, between Policy Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

DDD. Mortgage Agreement dated as of April 28, 2000, between Policy Management Systems Corporation and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

EEE.     Form  of Employee Stock Option/Non Compete Agreement dated April 3,2000 with schedule identifying particulars for each named officer (filed herewith)

          The  Schedule  for  EEE  [57]  contained  the  following:

          OFFICERS                         OPTIONS  RECEIVED
          --------                         -----------------
          David  T.  Bailey                     35,000
          Michael  D.  Gantt                    35,000
          Harald  J.  Karlsen                   25,000
          Stephen  G.  Morrison                 35,000
          Michael  W.  Risley                   35,000
          Timothy  V.  Williams                 35,000
          G.  Larry  Wilson                     75,000

FFF.     Form  of  Memorandum  regarding  Grant  of  15,000  Stock Options dated
April  5,  2000  with  schedule  identifying  particulars  for   each   director
(filed herewith)

          The  Schedule  for  FFF  [58]  contained  the  following:

          DIRECTORS
          ---------

          Alfred  R.  Berkeley,  III
          Donald  W.  Feddersen
          Dr.  John  M.  Palms
          Joseph  D  Sargent
          John  P.  Seibels
          Richard  G.  Trub


GGG. Consent and Waiver dated June 19, 2000 relating to the Credit Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

HHH.     Consent,  Waiver and Amendment  dated  June 19, 2000  relating  to  the
Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

III. Consent and Waiver dated June 20, 2000 relating to the Credit Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

JJJ. Consent and Waiver dated June 20, 2000 relating to the Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

KKK. Consent, Waiver and Fifth Amendment to Credit Agreement dated July 14, 2000 between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

LLL. Consent and Waiver dated July 14, 2000 relating to the Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed herewith)

MMM. Fifth Amendment to Term Loan Agreement dated as of August ___, 2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed herewith)

NNN. Sixth Amendment to the Credit Agreement dated as of August __, 2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed herewith)

OOO.     Subordination  Agreement  dated June 20, 2000 between Computer Sciences
Corporation, Bank of America, N.A. and Policy Management Systems Corporation (filed herewith)

PPP.     Promissory  Note  dated  June  20, 2000  by  Policy  Management Systems
Corporation  in  favor  of  Computer  Sciences  Corporation  (filed  herewith)

QQQ.     Working  Capital  Promissory  Note  dated  August  3,  2000  by  Policy
Management Systems Corporation in favor of Computer Sciences Corporation (filed herewith)

27.     FINANCIAL  DATA  SCHEDULE

A.      Filed  herewith