Form 10-K/A
period 1999-12-31
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-09-05
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                   AMENDMENT 3
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Initial license charges include right-to-use licenses of $14.3, $15.5 and $10.2 million for 1999, 1998 and 1997, respectively. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right to use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. Initial license charges also include contract termination fees of $1.0, $4.9 and $0.2 million for 1999, 1998, and 1997, respectively.
Additionally, 1999 initial license charges include $2.5 and $4.1 million from the licensing of the recently acquired Legalgard and DORN products, respectively. Initial license revenues in 1999 also include $2.9 million for a COA license to the former owners of Legalgard, and $2.0 million for a license of several of the Company's life and financial solutions products to the former owners of FAS. Initial license revenues also include $3.3 million from the sale of hardware remarketed by the Company in conjunction with licenses of its software. In 1998, initial license charges include $4.9 million from licensing of acquired TLG products and $2.2 million of license agreements with the purchaser of the discontinued life information services segment. In 1997,initial license charges include $1.8 million of initial license agreements with the purchaser of the discontinued property and casualty information services segment.

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

Other  costs  and  expenses:
---------------------------

     Other costs and expenses for 1999 increased 132% compared with 1998. The acquisitions in 1999 and late 1998 (see Note 2 of Notes to Consolidated Financial Statements) contributed to an $11.3 million increase in other costs and expenses. The remainder is primarily attributable to decreased capitalization of software development costs and rent on new facilities. The Company reserved for uncollectible accounts of $12.4 million associated with its life and financial solutions business, primarily related to $8.3 million of accounts receivable from the Banking Division, and one property and casualty customer (see Special Charges and Accounting Changes below and Note 15 of Notes to Consolidated Financial Statements).

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

Operating  Income  (Loss):
-------------------------

     1999 produced an operating loss of $104.3 million compared with the 1998 operating income of $87.4 million. The 1999 operating loss results primarily from the write-off or write-down of certain software, intangibles related to business acquisitions and restructuring, and other charges described above in "Special Charges and Accounting Changes." Before these charges, operating income for 1999 decreased 39% compared with 1998.

     1998 operating income increased 10% compared to 1997. The increase in 1998 operating income is primarily related to increases in professional services and outsourcing revenues while operating costs increased at a slower rate than the related revenue. Excluding special charges and credits, operating income for 1998 was $100.8 million compared to $79.2 million for 1997.

     Operating income, as a percentage of total revenues, excluding the effects of the special charges described above, was 9% for 1999, 17% for 1998 and 15% for 1997.

     The following table shows the operating (loss)/income of each of the Company's operating segments for the past three years:

                                                     Year  Ended  December  31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                        (In  thousands)


OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS
    Property and casualty. . . . . . . . . . . . . $ (29,562)  77,563   $72,055
    Life and financial solutions . . . . . . . . .    (4,846)  33,895   21,627
    Corporate. . . . . . . . . . . . . . . . . . .   (40,818) (26,434) (26,622)
                                                   ---------- -------- --------
      Total US operating (loss) income . . . . . .   (75,226)  85,024   67,060
    International. . . . . . . . . . . . . . . . .   (29,046)   2,408   12,133
                                                   ---------- -------- --------
        Operating (loss) income. . . . . . . . . .  (104,272)  87,432   79,193



1999  to  1998  comparison:

     The property and casualty segment's operating income declined $107.1 million principally due to $93.5 million of Special Charges and Accounting
Changes described above under the heading "Special Charges and Accounting Changes." Approximately $77.6 million of these charges represent accelerated amortization related to the write-down of Series II and Series III OS/2. The remaining charges consist of restructuring charges, settlement of disputes with customers, changes in accounting estimates and accounting principles, and other miscellaneous items. The remainder of the decrease in operating income was principally attributable to rising Employee compensation and benefits and Computer and communication costs described above. Before special charges, property and casualty operating income decreased 18% ($14.4 million).

     The life and financial solutions segment's operating income declined $38.7 million principally due to $34.2 million of the total Special Charges and Accounting Changes described above. Approximately $24.6 million of these charges represent accelerated amortization ($16.3 million) related to the write-off of software and increased reserves for uncollectible accounts ($8.3 million) within the segment's Banking Division, and expenses related to the settlement of a dispute with a customer ($9.6 million). The remainder of the decrease in operating income relates to lower initial license revenue in 1999. Before special charges, life and financial solutions operating income decreased 22% ($8.2 million).

     The International segment's operating income declined $31.5 million principally due to $33.9 million of Special Charges and Accounting Changes described above. Approximately $18.4 million of these charges represent accelerated amortization related to the write-down of software products. The remaining charges consist of the write-down of certain acquisition intangibles, restructuring charges, changes in estimates related to percentage of completion accounting, and other miscellaneous items. Before special charges, operating income decreased $6.6 million compared with the prior year principally due to a decline in Professional Services & ITO revenue.

1998  to  1997  comparison:

     The property and casualty segment's operating income increased approximately $5.5 million or 8% on a 12% increase in revenue, driven by a 30% increase in Professional Services & ITO revenues. Operating profit margin decreased 1.1 percentage points to 27.8% principally due to higher Employee compensation and benefits and Computer and communication costs.

     The life and financial solutions segment's operating income increased approximately $12.3 million or 57% on a 48% increase in revenue, driven by a 51% increase in Professional Services & ITO revenue. Operating profit margin increased 1.2 percentage points to 22.5% principally due to higher margins on Professional Services.

     The international segment's operating income declined approximately $9.7 million due primarily to $9.1 million of special charges to write off previously capitalized software development costs. Before these special charges, operating income declined $0.6 million due primarily to declining initial licensing revenues described above.


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

     Set forth below is a comparison of initial license revenues by quarter expressed as a percentage of annual initial license revenues and total revenues for each of the years presented:

                                       First  Second   Third  Fourth
                                      Quarter Quarter Quarter Quarter  Total
                                      ------- ------- ------- -------  ------
                                               (Dollars in Millions)


1999 initial license revenues. . . .  $ 17.5   $26.8   $19.2   $ 8.7   $ 72.2
% of annual initial license revenues    24.2%   37.1%   26.6%   12.1%   100.0%
% of total revenues. . . . . . . . .    11.0%   15.4%   11.4%    6.1%    11.2%

1998 initial license revenues. . . .  $ 12.6   $13.0   $14.7   $27.4   $ 67.7
% of annual initial license revenues   18.6 %   19.2%   21.7%   40.5%   100.0%
% of total revenues. . . . . . . . .     9.0%    9.0%    9.7%   16.0%    11.1%

1997 initial license revenues. . . .  $ 11.3   $16.6   $16.9   $25.0   $ 69.8
% of annual initial license revenues    16.2%   23.8%   24.2%   35.8%   100.0%
% of total revenues. . . . . . . . .     9.8%   13.4%   12.8%   17.0%    13.5%


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

NEW  ACCOUNTING  STANDARDS  AND  GUIDANCE

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific projected transactions. The Company was not holding any derivative instruments at December 31, 1999 and 1998.

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


     The Company's total debt, net of cash and marketable securities, at December 31, 1999 was $213.0 million, a significant increase over the comparable amount ($75.0 million) at December 31, 1998. Cash provided by operations decreased $19.8 million from 1998 to 1999, principally due to lower initial license revenue and professional services revenue combined with higher employee compensation and computer and communications costs which were partially offset by improved working capital. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. However, during 1999, the Company principally used its debt capacity to fund several strategic business acquisitions and investments aggregating $73.0 million and, to a lesser degree, repurchase its outstanding common stock ($33.0 million). Additionally, during 1999 the Company also invested $103.0 million in capitalized internal software development and property and equipment.

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

     Significant expenditures planned for 2000, excluding new product development are as follows: acquisition of data processing and communications equipment (approximately $10 million), support software (approximately $3 million), buildings, building improvements and office furniture, fixtures and equipment (approximately $8 million) and costs related to the continued enhancement of existing software products (approximately $52 million).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Consolidated Financial Statements and Supplementary Data

                                                                                            Page


REPORT OF INDEPENDENT ACCOUNTANTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997  32

  Consolidated Balance Sheets as of December 31, 1999 and 1998 . . . . . . . . . . . . . . .  33

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
       for the years ended December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . .  34

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997  35

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  37

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  59

SUPPLEMENTAL SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  61

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

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

     The Company provides professional support services, including systems implementation and integration assistance, and consulting and educational services. These support services are available under services agreements and are charged for separately under time and materials contracts and in some circumstances under fixed price arrangements. Revenues from time and materials arrangements are recognized as the services are performed and the customer has a contractual obligation to pay, provided the fee is non-refundable. Under fixed price arrangements, revenue is recognized on the basis of the estimated percentage of completion of service provided. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined (see Note 15). Provisions for losses, if any, are recognized in the period in which they first become probable and reasonably estimable.

The Company recognizes revenue from its legal cost containment services as the services are performed and the customer has a contractual obligation to pay, provided the fee is non-refundable. These services are typically priced as a percentage of legal invoices reviewed and do not provide for contingent fees based on the outcome of the review.


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

The Company also offers Information Technology Outsourcing ("ITO") and Business Process Outsourcing ("BPO") services ranging from making available Company software licensed on a remote processing basis from the Company's data centers, complete systems management, processing, administrative support and automated information services to addressing the complete back office processing of insurance transactions. Outsourcing services are typically provided under contracts having terms from three to ten years. Longterm arrangements consisting of multiple elements are accounted for under percentage of completion. Revenue is recognized as services are performed and the obligations are fulfilled. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined (see Note 15). Provisions for losses, if any, are recognized in the period in which they become probable and reasonably estimable.

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

NEW  ACCOUNTING  STANDARDS

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS 133 requires companies to record derivative instruments on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative. The Company does not enter into derivative instruments except occasionally to hedge the foreign currency exchange and interest rate risk of specific projected transactions. The Company had no derivative instruments at December 31, 1999 or 1998.

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


NOTE  3.  RESTRUCTURING  AND  OTHER  CHARGES

     During 1999, the Company recorded restructuring charges of approximately $12.9 million related to initiatives the Company took to eliminate costs through reductions in force of 102 employees and reductions in space requirements. The Company also recorded $9.6 million cash charges incurred in connection with the settlement of litigation with Liberty Life Insurance Company. The 1998 and 1997 activity relates primarily to net rental payments on a facility previously vacated.

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

     During the third quarter of 1999, the Company commenced assessments of all major aspects of its business based upon the increasing rate of change in technology in its marketplace including among other things the Internet and the rapid adoption of eCommerce. Based on the results of these assessments, the Company recorded approximately $94.3 million of accelerated amortization related to costs determined to be unrecoverable. Of this amount, approximately $77.6 million relates to Series II and Series III, and approximately $16.7 million relates to international operations. During the 1999 fourth quarter and continuing into the first quarter of 2000, rising interest rates caused significant declines in mortgage loan originations and reduced profits for mortgage loan originators. This in turn led many existing and prospective customers of the Company's Banking Division to reevaluate their loan origination system projects and requirements. Based on estimates that interest rates would not decrease in the near term, the forecast of new licenses of LoanXchange, the Company's mortgage origination software product, were revised resulting in $16.3 million of accelerated amortization. In addition, in the 1999 fourth quarter, the Company decreased the carrying value of several smaller software products by approximately $1.8 million."

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

     Under the Plan, annual retainers for directors and annual bonuses for officers are paid partially in cash and partially in restricted stock. Generally, for those directors and officers who have achieved their annual targeted percentages of ownership, annual retainers or any annual bonuses will be paid 50% in cash and 50% in restricted stock (with a 50% addition to the stock portion to adjust value for restrictions). For directors and officers who have not achieved their annual targeted percentage of ownership, annual retainers or any annual bonuses will be paid 100% in restricted stock (with only a 25% addition to adjust value for restrictions). Directors and officers may elect not to participate in the Plan after having achieved 100% of the stock ownership guidelines applicable to their positions. In addition, other managers who receive an annual bonus may elect to participate in a manner similar to officers who are at guideline. Plan shares are issued at fair market value and vest ratably over five years. Plan shares generally are issued from the SECT. A deferred compensation asset and liability are recognized for the historical cost of the shares when issued. The cost of shares issued is recognized ratably as compensation expense as they vest (approximately $0.5 million during 1999, the first year of the plan). The aggregate number of shares of common stock that may be issued pursuant to all awards under the Plan is 500,000 shares. During 1999 and 1998, 47,730 and 1,836 shares respectively were issued under the Plan. Also during 1999, 367 shares vested and 1,913 shares were forfeited.

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

     The Company also recognized an additional pretax loss during 1998 of $1.6 million, $1.0 million net of tax, on the sale of its property and casualty information services segment. This loss is included in discontinued operations in the accompanying Consolidated Statements of Operations.

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


NOTE  15.  ACCOUNTING  CHANGES

Change  in  Accounting  Principle

On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which among other guidance clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101. These adjustments arose from fees of $3.0 million received on two joint marketing arrangements in the second quarter, and the existence of acceptance terms in a single DORN license agreement totaling $0.2 million in the third quarter. As required by SAB 101, the Company has treated these adjustments as a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, and therefore has deferred this revenue in 1999. A cumulative catch-up adjustment to revenue of $3.2 million was recorded in the fourth quarter of 1999.

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

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which among other guidance clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company identified approximately $3.2 million of revenue recognized previously in 1999 requiring adjustment due to SAB 101. These adjustments arose from fees of $3.0 million received on two joint marketing arrangements in the second quarter, and the existence of acceptance terms in a single DORN license agreement totaling $0.2 million in the third quarter. As required by SAB 101, the Company has treated these adjustments as a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, and therefore has deferred this revenue in 1999. A cumulative catch-up adjustment to revenue of $3.2 million was recorded in the fourth quarter of 1999.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS
POLICY  MANAGEMENT  SYSTEMS  CORPORATION

     Our audits of the consolidated financial statements of Policy Management Systems Corporation referred to in our report dated March 30, 2000 appearing on page 32 of this Form 10-K/A also included an audit of the financial statement schedule listed in the index on page 31 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.



                                       PricewaterhouseCoopers LLP


Atlanta, Georgia
March 30, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following information as of August 14, 2000 is furnished with respect to each director and executive officer:

Name                      Age  Position with the Company


G. Larry Wilson. . . . .   54  Chairman of the Board, President and Chief Executive Officer
David T. Bailey. . . . .   53  Executive Vice President
Alfred R. Berkeley, III.   55  Director
Donald W. Feddersen. . .   66  Director
Michael D. Gantt . . . .   48  Senior Vice President
Harald J. Karlsen. . . .   54  Senior Vice President
Stephen G. Morrison. . .   51  Executive Vice President, Secretary, General Counsel and
                               Chief Administrative Officer
Dr. John M. Palms, Ph.D.   65  Director
Michael W. Risley. . . .   43  Executive Vice President
Joseph D. Sargent. . . .   70  Director
John P. Seibels. . . . .   58  Director
Richard G. Trub. . . . .   70  Director
Timothy V. Williams. . .   50  Executive Vice President and Chief Financial Officer


G. Larry Wilson - Chairman of the Board, President and Chief Executive Officer of the Company (since 1980). Current term as Director will expire in 2001. He has been employed by the Company since its inception.

David T. Bailey - Executive Vice President of the Company since 1986. Responsible for the Property and Casualty Group. Employed by the Company since 1981.

Alfred R. Berkeley, III - Director since 1997. Mr. Berkeley has served as Vice Chairman of The Nasdaq Stock Market, Inc. since July 2000, and previously served as President from May 1996 until July 2000. Before that, he served as Managing Director and Senior Banker of Alex. Brown & Sons Incorporated. He is currently also a director of Princeton Capital Management, Inc. He also serves as a director of several privately owned companies.

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

Joseph D. Sargent - Director since 1986. Mr. Sargent is the Chairman of Bradley, Foster, & Sargent, Inc. He serves as Vice Chairman for Connecticut Surety Corporation and until February 1998, he served as Treasurer. He also serves as director for each of Trenwick Group, Inc., Mutual Risk Management Ltd., and Command Systems, Inc.

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


                                       SUMMARY  COMPENSATION  TABLE

                                                                     Long-Term Compensation
                                                                             Awards
                                                                  -----------------------------
                                                                                  Number of
                                               Annual Compensation Restricted    Securities
                                               -------------------
Name and                                                             Stock       Underlying         All Other
Principal Position                       Year   Salary   Bonus (1)  Awards(2) Options Granted(3) Compensation(4)
------------------                       ----   ------   ---------  --------- ------------------ ---------------


G. LARRY WILSON . . . . . . . . . . .     1999  $886,379  $      0  $      0        75,000       $10,845
                                          1998   783,750   235,950   353,925       150,000        10,710
President and Chief Executive Officer     1997   712,500   429,000         0       150,000        10,635

DAVID T. BAILEY . . . . . . . . . . .     1999  $429,929  $      0  $      0        35,000       $ 7,200
                                          1998   412,307         0         0        70,000         7,200
Executive Vice President. . . . . . .     1997   368,660   155,400         0        70,000         7,125

STEPHEN G. MORRISON . . . . . . . . .     1999  $557,818  $      0  $      0        35,000       $10,845
                                          1998   493,260   148,500   222,750        70,000        10,710
Executive Vice President, General . .     1997   448,469   270,000         0        70,000        10,635
Counsel, Secretary and
Chief Administrative
Officer

MICHAEL W. RISLEY . . . . . . . . . .     1999  $389,434  $      0  $      0       200,000       $ 7,200
                                          1998   271,371    67,931   101,897        20,694         7,200
Executive Vice President. . . . . . .     1997   224,795    43,775         0        20,000         6,432

TIMOTHY V. WILLIAMS . . . . . . . . .     1999  $412,628  $      0  $      0        35,000       $ 7,200
                                          1998   371,118   111,600   167,400        70,000         7,200
Executive Vice President and Chief. .     1997   343,994   207,000         0        70,000         7,125
Financial Officer
__________________________
-------------------------------------

(1)     Reflects  amount earned in year indicated even though actually paid in following year.

(2)     Shares  of  restricted  stock  awarded to the Executive Group in 1999 and the value of such  shares at December 31, 1999 were as follows: Wilson - 6,731 ($172,061); Morrison - 4,236
($108,283); Risley - 1,938 ($49,540); and Williams - 3,184 ($81,391).  The values set forth in this column represent the portion of each executive officers' annual bonus for 1998 payable in restricted  stock,  which  awards  were  made  on  February 8, 1999 at $52.5813 per share. The restricted  shares  vest  in  20%  increments  on January 1 of each of the five calendar years following  the  year  in  which  the  restricted  shares  are awarded.  Restricted shares will participate  in  dividends  the same as other shares of common stock; however, the Company has never  declared  cash  dividends.

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

                                     OPTIONS GRANTED IN 1999

                                     Individual Grants
                     -----------------------------------------------
                                     Percent
                         Number      Of Total                           Potential Realizable Value
                     Of Securities    Options  Exercise                  at Assumed Annual Rates
                       Underlying   Granted to  Price   Expiration     Of Stock Price Appreciation
                        Options      Employees   Per      Date of           for Option Term (1)
                                                                          ------------------------
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

                       AGGREGATED OPTIONS EXERCISED IN 1999
                         AND 1999 YEAR-END OPTION VALUES

                                        Number of Securities
                    Shares                   Underlying            Value of Unexercised
                   Acquired              Unexercised Options       In-the-Money Options
                      On      Value     at December 31, 1999*     at December 31, 1999**
                                        ---------------------     ----------------------
  Name             Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
  ----             --------  --------  ----------- ------------- ----------- -------------


G. Larry Wilson . .       0  $        0  1,372,500    352,500    $3,498,812  $289,312

David T. Bailey . .       0  $        0    297,667    164,500    $  312,444  $135,012

Stephen G. Morrison       0  $        0    315,834    172,500    $1,611,352  $259,762

Michael W. Risley .       0  $        0     81,790    238,600    $  193,709  $200,565

Timothy V. Williams  47,384  $1,069,789    182,500    152,500    $  376,387  $130,762



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

     The term of each executive officer's Employment Agreement continues until December 31, 2005. The term is subject to annual twelve month extensions, unless six months notice of non-extension is given. In the event of a change in control, the term is extended automatically twelve months.

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


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     This table sets forth certain information as of August 14, 2000, regarding beneficial owners of more than five percent of the Company's common stock.

                             PRINCIPAL STOCKHOLDERS

                                      Common  Stock        Percentage
Name  and  Address                  Beneficially Owned    of  Class(1)
------------------                 -------------------   --------------


CAPITAL GROUP INTERNATIONAL, INC. ("CGI")   1,853,200(2)       5.20%
11100 Santa Monica Boulevard
Los Angeles, California 90025

THE REGENTS OF THE UNIVERSITY . . . . . .  2,706,400 (3)       7.60%
OF CALIFORNIA ("REGENTS")
1111Broadway, 14th Floor
Oakland, California 94607


WESTPORT ASSET MANAGEMENT, INC. . . . . .  4,106,750 (4)      11.54%
("WESTPORT")
253 Riverside Avenue
Westport, Connecticut 06880


___________________
(1) Determined using the number of shares of common stock outstanding on August 14, 2000, which was 35,586,038.

(2) Of the shares reported, CGI has sole voting power for 1,529,900 of the shares, shared voting power for none of the shares, shared dispositive power for none of the shares and sole dispositive power for all of the shares. This information is based on information contained in the Schedule 13G filed by CGI with the SEC on February 11, 2000.

 (3) Of the shares reported, Regents has sole voting and dispositive power for all of the shares. This information is based on information contained in the
Schedule  13G  filed  by  Regents  with  the  SEC  on  February  11,  2000.

(4) We have reason to believe that Westport beneficially owns 4,106,750 shares, of which Westport has sole voting power for 691,750 of the shares, shared voting power for 2,628,800 of the shares, sole dispositive power for 691,750 of the shares and shared dispositive power for 3,415,000 of the shares. This information is based on information contained in the Schedule 13G filed by Westport with the SEC on February 16, 2000.



     The following table sets forth, as of August 14, 2000, beneficial ownership of common stock by each director and executive officer named in the Summary Compensation Table above, and by all directors and all executive officers as a group.

               STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                        AMOUNT  AND  NATURE
        NAME               OF  BENEFICIAL     SHARES  SUBJECT   PERCENTAGE
OF  BENEFICIAL  OWNER        OWNERSHIP  (1)    TO OPTION (2)    OF CLASS(3)
---------------------     -----------------  -----------------  ----------

Alfred R. Berkeley, III. . .     32,148           30,000          *
Donald W. Feddersen. . . . .     32,106           30,000          *
Dr. John M. Palms, Ph.D. . .     28,598           25,000          *
Joseph D. Sargent. . . . . .     78,982           68,334          *
John P. Seibels. . . . . . .     76,657           70,000          *
Richard G. Trub. . . . . . .     28,148           25,000          *
G. Larry Wilson. . . . . . .  1,713,801        1,426,250        4.6%
David T. Bailey. . . . . . .    375,519          369,417        1.0%
Stephen G. Morrison. . . . .    395,710          381,584        1.1%
Michael W. Risley. . . . . .    170,533          145,590          *
Timothy V. Williams. . . . .    250,938          246,250          *
Directors and all executive
officers as a group
  (13 in number) . . . . . .  3,262,478        2,888,246        8.5%

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

(2) These shares, which are included in the "Amount and Nature of Beneficial Ownership" column, are subject to option on or before October 14, 2000, pursuant to the Company's various stock option plans.

(3) Where indicated by asterisk, beneficial ownership represents less than one percent of the sum of the total number of shares of common stock outstanding on August 14, 2000, (which was 35,585,504) plus the total shares subject to option.


     On June 20, 2000, the Company announced that it and Computer Sciences Corporation ("CSC") entered into an Agreement and Plan of Merger which, among other things, provided for a CSC tender offer to acquire the Company's outstanding shares at a purchase price of $16 per share in cash. On June 28, 2000, the Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 related to CSC's tender offer. As a result of receiving a second request for information from the Federal Trade Commission concerning the proposed merger, CSC extended the tender offer until September 12, 2000. The merger agreement can be found as an exhibit in the Company's Schedule 14D-9/A dated July 19, 2000. The merger is subject to the approval of the holders of two-thirds of the outstanding shares of the Company at a special meeting of stockholders which will be scheduled.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  SCHEDULES

     See Index to Consolidated Financial Statements and Supplementary Data on page 30.

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

(REGISTRANT)     POLICY MANAGEMENT SYSTEMS CORPORATION

BY (SIGNATURE)     /s/     Timothy V. Williams
(NAME AND TITLE)          Timothy V. Williams, Executive Vice President
DATE  September 1, 2000          and Chief Financial Officer

BY (SIGNATURE)     /s/     Jacques E. McCormack
(NAME AND TITLE)          Jacques E. McCormack, Senior Vice President,
DATE  August 31, 2000          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)     /s/     G. Larry Wilson
(NAME AND TITLE)          G. Larry Wilson, Chairman of the Board of
Directors,
DATE  August 31, 2000          President and Chief Executive Officer


BY (SIGNATURE)     /s/     Alfred R. Berkeley, III
(NAME AND TITLE)          Alfred R. Berkeley, III, Director
DATE  September 1, 2000


BY (SIGNATURE)     /s/     Donald W. Feddersen
(NAME AND TITLE)          Donald W. Feddersen, Director
DATE  August 31, 2000


BY (SIGNATURE)     /s/     Dr. John M. Palms, Ph.D
(NAME AND TITLE)          Dr. John M. Palms,  Ph.D, Director
DATE  September 1, 2000


BY (SIGNATURE)     /s/     Joseph D. Sargent
(NAME AND TITLE)          Joseph D. Sargent, Director
DATE  September 1, 2000


BY (SIGNATURE)     /s/     John P. Seibels
(NAME AND TITLE)          John P. Seibels, Director
DATE  August 31, 2000


BY (SIGNATURE)     /s/     Richard G. Trub
(NAME AND TITLE)          Richard G. Trub, Director
DATE  August 31, 2000

                      POLICY MANAGEMENT SYSTEMS CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number

2.     PLAN  OF  ACQUISITION,  REORGANIZATION,  ARRANGEMENT,  LIQUIDATION  OR
SUCCESSION

 .1.    Agreement  and Plan of Merger between Politic Acquisition Corporation and
Policy Management Systems Corporation dated March 30, 2000 (filed as an exhibit to Form 8-K dated March 30, 2000 and is incorporated herein by reference)

 .2.    Amended  and  Restated Agreement and Plan of Merger between Politic
Acquisition Corporation and Policy Management Systems Corporation dated as of April 27, 2000 (filed as an exhibit to Form S-4, Registration Statement, dated
April  29,  2000  and  is  incorporated  herein  by  reference)

 .3.    Agreement  and  Plan  of Merger among Computer Sciences Corporation,
Patriot Acquisition Corporation and Policy Management Systems Corporation dated June 20, 2000 (filed as an exhibit to Schedule 14-D9/A dated July 19, 2000 and is incorporated herein by reference)


3     ARTICLES  OF  INCORPORATION  AND  BY-LAWS

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

 .12     Fourth Amendment to the Policy Management Systems Corporation 1989 Stock
Option Plan (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference)

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

 .46.    Form  of  Restricted Stock  Award  Agreement  dated  March 1, 2000  with
Messrs. Berkeley, Feddersen, Palms, Sargent and Trub with schedule identifying particulars for each named Director (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

          The  Schedule  for  46  contained  the  following:

          Named  Director             Number  Granted
          ---------------             ---------------
          Alfred  R.  Berkeley, III      1,491
          Donald  W.  Feddersen          1,491
          Dr.  John  M.  Palms           1,491
          Joseph  D.  Sargent            1,491
          Richard  G.  Trub              1,491

 .47.    First  Amendment  to  the  Credit Agreement dated as of November 5,1999, between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .48.    Second  Amendment  to  the  Credit  Agreement  dated  as of February 10,
2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .49.    Third  Amendment to the Credit  Agreement  dated  as  of  March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .50.    Fourth Amendment to the Credit  Agreement  dated  as  of  April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .51.    First  Amendment  to  Term  Loan  Agreement  dated  as  of  February 10,
2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .52.    Second  Amendment  to  Term  Loan  Agreement  dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .53.     Third  Amendment to Term Loan Agreement  dated  as  of  April  24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .54.     Security  Agreement  dated   as  of   April  28,  2000,  among   Policy
Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .55.     Pledge  Agreement dated as of April 28, 2000, between Policy Management
Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .56.     Mortgage  Agreement  dated  as  of  April  28,  2000,  between   Policy
Management Systems Corporation and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference)

 .57.     Form  of Employee Stock Option/Non Compete Agreement dated April 3,2000 with schedule identifying particulars for each named officer (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

          The  Schedule  for  57  contained  the  following:

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

 .58.     Form  of  Memorandum  regarding  Grant  of  15,000  Stock Options dated
April  5,  2000  with  schedule  identifying  particulars  for   each   director
(filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

          The  Schedule  for  58  contained  the  following:

          DIRECTORS
          ---------

          Alfred  R.  Berkeley,  III
          Donald  W.  Feddersen
          Dr.  John  M.  Palms
          Joseph  D  Sargent
          John  P.  Seibels
          Richard  G.  Trub


 .59.     Consent  and  Waiver  dated  June  19,  2000  relating  to  the  Credit
Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .60.     Consent,  Waiver and Amendment  dated  June 19, 2000  relating  to  the
Term  Loan  Agreement   between   Policy  Management  Systems  Corporation,  the
Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .61.     Consent  and  Waiver  dated  June  20,  2000  relating  to  the  Credit
Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .62.     Consent  and  Waiver dated June 20, 2000  relating  to  the  Term  Loan
Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .63.     Consent, Waiver and Fifth Amendment  to  Credit  Agreement  dated  July
14, 2000 between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .64.     Consent  and  Waiver dated July 14, 2000  relating  to  the  Term  Loan
Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .65.     Fifth  Amendment  to  Term  Loan Agreement dated as of August ___, 2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .66.     Sixth  Amendment  to  the  Credit  Agreement  dated  as  of  August __,
2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .67.     Subordination  Agreement  dated June 20, 2000 between Computer Sciences
Corporation, Bank of America, N.A. and Policy Management Systems Corporation (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .68.     Promissory  Note  dated  June  20, 2000  by  Policy  Management Systems
Corporation in favor of Computer Sciences Corporation (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .69.     Working  Capital  Promissory  Note  dated  August  3,  2000  by  Policy
Management Systems Corporation in favor of Computer Sciences Corporation (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference)

 .70.     Form  of  2000  Bonus  Plan  for named executive officers together with schedule identifying particulars for each named executive officer (filed herewith)


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

27     FINANCIAL  DATA  SCHEDULES

     .1     1999  filed  as  an exhibit to Form 10-K for the year ended December
31,  1999,  and  is  incorporated  herein  by  reference.  (EDGAR  version only)

99     ADDITIONAL  EXHIBITS

     .1     Form  11-K for the Company's 401 (k) Retirement Savings Plan for the
year ended December 31, 1999 (filed as an exhibit to Form 10-K/A-2 for the year ended December 31, 1999 and is incorporated herein by reference)