Form 10-Q/A
period 2000-06-30
POLICY MANAGEMENT SYSTEMS CORP
filed 2000-10-06
CIK 356226

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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                   (MYND CORPORATION as of September 27, 2000)
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




                                                 PART I
                                         FINANCIAL INFORMATION
                                 POLICY MANAGEMENT SYSTEMS CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                            Three  Months          Six  Months
                                           Ended  June  30,       Ended  June  30,
                                          ------------------     ------------------
                                           2000       1999       2000      1999
                                          ------     ------     ------     -----
                                         (In  thousands,  except  per  share  data)



REVENUES
 Licensing. . . . . . . . . . . . . . .  $ 26,207   $ 43,697   $ 52,507   $ 78,463
 Services . . . . . . . . . . . . . . .   113,867    129,834    235,909    255,357
                                         ---------  ---------  ---------  ---------
                                          140,074    173,531    288,416    333,820
                                         ---------  ---------  ---------  ---------

OPERATING EXPENSES
 Cost of revenues
  Employee compensation and benefits. .    75,190     76,385    154,510    150,043
  Computer and communications expenses.    13,861     11,717     27,512     23,646
  Depreciation and amortization of
   property, equipment and
   capitalized software costs . . . . .    22,574     17,094     37,268     33,251
  Other costs & expenses. . . . . . . .     9,675      9,422     21,978     16,838
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .    26,606     28,362     54,820     53,934
 Amortization of goodwill and
   other intangibles. . . . . . . . . .     3,784      3,461      7,169      6,538
 Restructuring and other charges. . . .     3,255          -     16,027          -
 Merger termination charges . . . . . .    24,347          -     24,347          -
                                         ---------  ---------  ---------  ---------


                                          179,292    146,441    343,631    284,250
                                         ---------  ---------  ---------  ---------

OPERATING (LOSS) INCOME . . . . . . . .   (39,218)    27,090    (55,215)    49,570

Equity in earnings of
   unconsolidated affiliates. . . . . .       270        148        711        288

Minority interest . . . . . . . . . . .        21        (40)        39        (78)

Other income and expenses:
  Investment income . . . . . . . . . .     3,698        183      6,076        435
  Interest expense and other charges. .    (6,795)    (2,747)   (13,478)    (4,240)
                                         ---------  ---------  ---------  ---------
                                           (3,097)    (2,564)    (7,402)    (3,805)
                                         ---------  ---------  ---------  ---------
(Loss) income before income taxes . . .   (42,024)    24,634    (61,867)    45,975
Income tax expense (benefit). . . . . .       863      9,122     (6,838)    17,012
                                         ---------  ---------  ---------  ---------

NET (LOSS) INCOME . . . . . . . . . . .  $(42,887)  $ 15,512   $(55,029)  $ 28,963
                                         =========  =========  =========  =========

BASIC (LOSS) EARNINGS PER SHARE . . . .  $  (1.21)  $   0.44   $  (1.56)  $   0.81
                                         =========  =========  =========  =========

DILUTED (LOSS) EARNINGS PER SHARE . . .  $  (1.21)  $   0.42   $  (1.56)  $   0.77
                                         =========  =========  =========  =========

Weighted average common shares. . . . .    35,380     35,354     35,378     35,739
Weighted average common shares
  assuming dilution . . . . . . . . . .    35,380     36,584     35,378     37,458

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
                                                    =========  =========


See  accompanying  notes


                                 POLICY MANAGEMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       AND COMPREHENSIVE INCOME
                                              (Unaudited)

                                                              Accumulated      Stock
                                       Additional                Other        Employee
                              Common     Paid-In     Retained Comprehensive  Compensation
                               Stock     Capital     Earnings   Income(1)      Trust        Total
                               -----     -------     --------   ---------    ---------     --------
                                              (Dollars  in  thousands)


BALANCE, DECEMBER 31, 1999. .  $    356   $56,695  $287,483   $(12,972)     $(10,001)     $321,561

Comprehensive income
 Net (loss) income. . . . . .         -         -   (55,029)       -            -          (55,029)
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .         -         -         -     (6,811)        -            (6,811)
                                                                                          ---------
Total comprehensive income. .                                                              (61,840)
                                                                                          ---------

Restricted stock. . . . . . .         -        92         -        -             303           395
Stock options exercised
  (1,168 shares). . . . . . .         -        22         -        -              -             22
                               ---------  -------  ---------  ----------    --------  -------------

BALANCE, JUNE 30, 2000. . . .  $    356   $56,809  $232,454   $(19,783)     $ (9,698)     $260,138
                               =========  =======  =========  =========     =========     =========


See  accompanying  notes

(1)     Comprehensive  (loss)  income for the three months ended June 30, 2000 and 1999 was $(45,227)
and  $14,178,  respectively.

     Comprehensive  income  for  the  six  months  ended  June  30,  1999  was  $25,960.



                         POLICY MANAGEMENT SYSTEMS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                       Six  Months
                                                                    Ended  June  30,
                                                                  -------------------
                                                                    2000        1999
                                                                   ------      ------
                                                                    (In  thousands)



Operating Activities
 Net (loss) income                                               $(55,029)  $  28,963
 Adjustments to reconcile net (loss) income to net
  cash (used) provided by operating activities:
   Depreciation and amortization                                   47,970      42,509
   Deferred income taxes                                            2,768       6,285
   Provision for uncollectible accounts                             1,444         (22)
   Loss on disposal of property and equipment. . .                    224         305
   Gain on sale of investments                                     (5,298)          -
 Changes in assets and liabilities:
   Receivables                                                     (5,710)     (9,437)
   Accrued revenues                                                 3,338     (29,407)
   Other receivable                                                 7,788      11,279
   Accounts payable and accrued expenses                            1,051     (12,010)
   Accrued restructuring and other charges                          2,724           -
   Income taxes                                                    (3,382)      7,518
   Unearned revenues                                                3,858       1,534
   Other, net                                                      (3,049)    (14,071)
                                                                ----------  ----------
      Cash (used) provided by operations . . . . .               (1,303)       33,446
                                                                ----------------------

Investing Activities
 Acquisition of property and equipment                             (9,634)    (20,596)
 Capitalized internal software development costs                  (24,377)    (34,553)
 Business acquisition and investments                              (6,816)    (67,313)
 Proceeds from sale of investments . . . . . . . .                 17,199           -
 Other                                                              2,705       1,530
                                                               -----------  ----------
      Cash used by investing activities                           (20,923)   (120,932)
                                                               -----------  ----------

Financing Activities
 Payments on long-term debt                                      (145,000)    (34,971)
 Proceeds from borrowing under credit facility                    154,000     165,700
 Purchase of stock for Stock Employee
  Compensation Trust                                                    -     (10,094)
 Issuance of common stock under stock option plans                     22       6,682
 Proceeds from note payable                                        19,000           -
 Repurchase of common stock                                             -     (33,045)
 Other                                                             (2,988)         29
                                                                ----------  ----------
       Cash provided by financing activities                       25,034      94,301
                                                                ----------  ----------

Net increase in cash and equivalents                                2,808       6,815
Cash and equivalents at beginning of period                        17,744      26,013
                                                                ----------  ----------
Cash and equivalents at end of period                          $   20,552   $  32,828
                                                                ==========  ==========

Supplemental Information
 Interest paid                                                 $    6,206   $   3,211
 Income taxes (refunded) paid                                      (4,613)      4,023



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

Information about the Company's operations for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                         Three  Months          Six  Months
                                        Ended  June  30,      Ended  June  30,
                                      ------------------     ------------------
                                        2000     1999         2000     1999
                                      ------   ------        ------   ------
REVENUES  FROM  EXTERNAL  CUSTOMERS


Property and casualty . . . . . . .  $ 50,052   $ 70,321   $104,503   $141,145
Claims. . . . . . . . . . . . . . .     6,065      6,756     13,382      9,623
Life and financial solutions. . . .    46,844     47,531     94,712     89,165
                                     ---------  ---------  ---------  ---------
  Total US revenues . . . . . . . .   102,961    124,608    212,597    239,933
International . . . . . . . . . . .    37,113     48,923     75,819     93,887
                                     ---------  ---------  ---------  ---------
  Total revenues. . . . . . . . . .  $140,074   $173,531   $288,416   $333,820
                                     =========  =========  =========  =========

INCOME (LOSS) FROM OPERATIONS
Property and casualty . . . . . . .  $  4,236   $ 17,588   $  9,425   $ 37,178
Claims. . . . . . . . . . . . . . .    (1,717)     3,297     (3,001)     5,601
Life and financial solutions. . . .       504     10,759     (2,533)    18,867
Corporate and US administrative . .   (34,372)    (8,210)   (47,247)   (16,233)
                                     ---------  ---------  ---------  ---------
  Total US operating (loss) income.   (31,349)    23,434    (43,356)    45,413
                                     ---------  ---------  ---------  ---------

International . . . . . . . . . . .    (6,118)     5,519     (8,164)     7,799
International administrative. . . .    (1,751)    (1,863)    (3,695)    (3,642)
                                     ---------  ---------  ---------  ---------
  Total international . . . . . . .    (7,869)     3,656    (11,859)     4,157
                                     ---------  ---------  ---------  ---------

  Operating (loss) income . . . . .   (39,218)    27,090    (55,215)    49,570

Equity in earnings of
  unconsolidated affiliates . . . .       270        148        711        288
Minority interest . . . . . . . . .        21        (40)        39        (78)
Other income and expenses . . . . .    (3,097)    (2,564)    (7,402)    (3,805)
Income tax expense (benefit). . . .       863      9,122     (6,838)    17,012
                                     ---------  ---------  ---------  ---------
  Net (loss) income . . . . . . . .  $(42,887)  $ 15,512   $(55,029)  $ 28,963
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

     The majority of the second quarter Special Charges result from merger termination charges of $24.3 million in fees and expenses resulting from the Company's termination of the merger agreement with a subsidiary of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") (see Note 6, "Proposed Merger"). These charges are included in the Corporate and US administrative segment (see
Note  4,  "Segment  Information").

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

                      POLICY MANAGEMENT SYSTEMS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q/A and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                     2000  vs.  1999
                                                                          Percent
                                          Percentage  of  Revenues  Increase  (Decrease)
                                        --------------------------  --------------------
                                           Three           Six         Three     Six
                                        Months  Ended  Months  Ended   Months  Months
                                          June  30,      June  30,     Ended    Ended
                                        -----------     -----------
                                         2000   1999    2000   1999     June  30
                                        -----  -----   -----  -----  ----------------


Revenues
 Licensing . . . . . . . . . . . . .    18.7%   25.2%   18.2%   23.5%    (40)%  (33)%
 Services. . . . . . . . . . . . . .    81.3    74.8    81.8    76.5      (12)    (8)
                                      ------- -------  ------  ------
                                       100.0   100.0   100.0   100.0      (19)   (14)
                                      ------- -------  ------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits    53.7    44.0    53.6    45.0       (2)     3
  Computer & communication expenses.     9.9     6.8     9.5     7.0       18     16
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .    16.1     9.9    12.9    10.0       32     12
  Other costs & expenses . . . . . .     6.9     5.4     7.6     5.0        3     31
 Selling, general &
   administrative expenses . . . . .    19.0    16.3    19.0    16.1       (6)     2
 Amortization of goodwill and
   other intangibles . . . . . . . .     2.7     2.0     2.5     2.0        9     10
 Restructuring & other charges . . .     2.3       -     5.6      -
 Merger termination charges. . . . .    17.4       -     8.4      -
                                      ------- -------  ------  ------
                                       128.0    84.4   119.1    85.1       22     21
                                      ------- -------  ------  ------
Operating (loss) income. . . . . . .   (28.0)   15.6   (19.1)   14.9     (245)  (211)
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .     0.2     0.1     0.2     0.1       82    147
Investment income. . . . . . . . . .     2.7     0.1     2.1     0.1    1,921  1,297
Interest expense and other charges .    (4.9)   (1.6)   (4.7)   (1.3)     147    218
                                      ------- -------  ------  ------
Income (loss) before income taxes. .   (30.0)   14.2   (21.5)   13.8     (271)  (235)
Income tax (benefit) expense . . . .     0.6     5.2    (2.4)    5.1      (91)  (140)
                                      ------- -------  ------  ------
Net (loss) income. . . . . . . . . .  (30.6)%   9.0%  (19.1)%  8.7%      (376)%(290)%
                                      ====== ======== ======= =======



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

Set forth below is a comparison of monthly license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                  Three  Months
                                Ended  June  30,
                               ----------------
                                 2000    1999    Change
                                -----   -----    ------
                          (Dollars  in  millions)


  Property and casualty. . . .  $  5.8   $ 7.3   (21)%
  Claims . . . . . . . . . . .     1.5     0.2    650
  Life and financial solutions     4.9     4.9      -
  International. . . . . . . .     4.5     4.5       -
                                ------  ------  -----
                                $ 16.7   $16.9    (1)%
                                ======  ======  ======

  Percentage of total revenues   11.9%    9.8%
                                ------  -------



Services
---------

The Company's services revenue consists primarily of Professional Services & Information Technology Outsourcing ("ITO") and Business Process Outsourcing ("BPO"). Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.


                                 Three  Months
                               Ended  June  30,
                               ----------------
                                 2000    1999    Change
                                -----   -----    ------
                            (Dollars  in  millions)


  Professional services & ITO.   $86.9   $111.1   (22)%
  BPO. . . . . . . . . . . . .    25.0     16.9     48
  Other. . . . . . . . . . . .     2.0      1.8      11
                                 -----  -------  ------
                                $113.9   $129.8   (12)%
                                ======  =======  =====

  Percentage of total revenues    81.3%   74.8%
                                ------   ------




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

Set forth below is a comparison of professional services & ITO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                  Three  Months
                                Ended  June  30,
                                -- ---- --------
                                 2000     1999    Change
                                -----   -----  ------
                            (Dollars  in  millions)


  Property and casualty. . . .  $ 29.9   $ 40.8   (27)%
  Claims . . . . . . . . . . .     2.7      2.4    13
  Life and financial solutions    28.1     31.9   (12)
  International. . . . . . . .    26.2     36.0   (27)
                                ------  -------
                                $ 86.9   $111.1   (22)%
                                =======  =======

  Percentage of total revenues    62.1%    64.1%
                                -------  -------



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

Set forth below is a comparison of BPO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                  Three  Months
                                Ended  June  30,
                               ----------------
                                 2000    1999     Change
                                -----   -----     ------
                            (Dollars  in  millions)


  Property and casualty. . . .  $ 12.2   $11.6       5%
  Claims . . . . . . . . . . .      -       -        -
  Life and financial solutions    10.2     5.1     100
  International. . . . . . . .     2.6     0.2   1,200
                                -------  ------
                                $ 25.0   $16.9      48%
                                ======  ======

  Percentage of total revenues   17.8%    9.7%
                                - ----  ------

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


OPERATING  INCOME  (LOSS)

     The 2000 second quarter operating loss of $39.2 million includes net Special Charges of approximately $38.8 million (see Note 5 of Notes to Consolidated Financial Statements). The 1999 second quarter operating income was $27.1 million including the Banking division which is treated as Special Charges in the 2000 second quarter. Exclusive of the Banking division, 1999 second quarter operating income was $25.9 million by comparison to the 2000 second quarter operating loss before special charges of $0.4 million.

Set forth below is a comparison of operating income (loss) by segment for the periods ending June 30, 2000 and 1999, respectively:


                                   Three  Months
  OPERATING  INCOME  (LOSS)      Ended  June  30,
                                 ----------------
                                 2000     1999    Changes
                                -----    -----    -------
                            (Dollars  in  millions)


  Property and casualty. . . .  $  4.2   $ 17.5     (76)%
  Claims . . . . . . . . . . .    (1.7)     3.3    (152)
  Life and financial solutions     0.5     10.8     (95)
  Corporate. . . . . . . . . .   (34.4)    (8.2)   (320)
  International. . . . . . . .    (7.8)     3.7    (311)
                                - -----  ------
                                $(39.2)  $ 27.1    (245)%
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

International segment operating income declined $11.5 million or 311% primarily due to $7.2 million in special charges. Before special charges the international segment's operating income decreased $4.3 million or 118% compared to the 1999 second quarter primarily due to a $4.6 million decline in initial license charges partially offset by savings from the 1999 third quarter restructuring.

     Not withstanding the Company's reduction in force, the reduction in expense lagged behind the decline in revenues resulting in lower margins in its property and casualty, life and international segments.

     The Corporate segment includes approximately $24.3 million in merger termination charges in the 2000 second quarter.

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

Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues of each of the periods presented:


                              2000                1999                 1998
                          ----------   -------------------------   ------------
                           2nd   1st    4th    3rd    2nd    1st    4th    3rd
                          ----------   -------------------------   ------------
                                      (Dollars  in  Millions)


Initial license revenues  $9.5 . 9.1    $8.7  $19.2  $26.8  $17.5  $27.4  $14.7
% of total revenues        6.8%  6.1%    6.1%  11.4%  15.4%  11.0%  16.0%   9.7%



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

     Set forth below is a comparison of initial license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                  Six  Months
                               Ended  June  30,
                                ----------------
                                 2000     1999    Change
                                -----    -----    ------
                           (Dollars  in  millions)


  Property and casualty. . . .  $  1.8   $17.2    (90)%
  Claims . . . . . . . . . . .     4.5     7.1    (37)
  Life and financial solutions     5.2     8.9    (42)
  International. . . . . . . .     7.1    11.1    (36)
                                --------------  ------
                                $ 18.6   $44.3    (58)%
                                ==============

  Percentage of total revenues    6.5%    13.3%
                                --------------



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

Set forth below is a comparison of monthly license revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                 Six  Months
                               Ended  June  30,
                               ----------------
                                  2000    1999      Change
                                 -----   -----      ------
                           (Dollars  in  millions)


  Property and casualty. . . .  $ 12.3   $ 14.9      (17)%
  Claims . . . . . . . . . . .     2.9      0.1    2,800
  Life and financial solutions     9.9      9.9        -
  International. . . . . . . .     8.8      9.3       (5)
                                -------  -------
                                $ 33.9   $ 34.2       (1)%
                                =======  =======

  Percentage of total revenues    11.8%    10.3%
                                -------  -------




                                 Six  Months
                              Ended  June  30,
                              ----------------
  Services                       2000     1999   Change
                                -----    -----   ------
                          (Dollars  in  millions)


  Professional services & ITO.  $184.8   $221.0    (16)%
  BPO. . . . . . . . . . . . .    48.1     32.2     49
  Other. . . . . . . . . . . .     3.0      2.1     43
                                -------  -------
                                $235.9   $255.3     (8)%
                                =======  =======

  Percentage of total revenues    81.8%    76.5%
                                -------  -------




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

     Set forth below is a comparison professional services & ITO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:


                                   Six  months
                                Ended  June  30,
                                ----------------
                                  2000    1999     Change
                                  -----  -----     ------
                          (Dollars  in  millions)


  Property and casualty. . . .  $ 64.1   $ 84.4      (24)%
  Claims . . . . . . . . . .       5.9      2.4      146
  Life and financial solutions    59.7     61.5       (3)
  International. . . . . . . .    55.1     72.7      (24)
                                -------  -------
                                $184.8   $221.0       16%
                                =======  =======

  Percentage of total revenues    64.1%    66.2%
                                -------  -------



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

Set forth below is a comparison BPO revenue by segment for the periods ending June 30, 2000 and 1999, respectively:

                                 Six  months
                              Ended  June  30,
                               ----------------
                                 2000    1999     Change
                                -----   -----     ------
                          (Dollars  in  millions)


  Property and casualty. . . .  $ 24.0   $22.8       5%
  Claims . . . . . . . . . . .       -       -       -
  Life and financial solutions    20.0     8.9     125
  International. . . . . . . .     4.1     0.5     720
                                -------  ------
                                $ 48.1   $32.2      49%
                                =======  ======

  Percentage of total revenues    16.7%    9.6%
                                -------  ------



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

     Set forth below is a comparison of operating income (loss) by segment for the periods ending June 30, 2000 and 1999, respectively:


                                  Six  Months
  OPERATING  INCOME  (LOSS)     Ended  June  30,
                                ----------------
                                 2000    1999     Change
                                -----   -----     ------
                            (Dollars  in  millions)


  Property and casualty. . . .  $  9.4   $37.2    (75)%
  Claims . . . . . . . . . . .    (3.0)    5.6    (154)
  Life and financial solutions    (2.5)   18.8    (113)
  Corporate. . . . . . . . . .   (47.3)  (16.2)   (192)
  International. . . . . . . .   (11.8)    4.2    (381)
                                -------
                                $(55.2)  $49.6   (211)%
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

     International segment operating income decreased $16.0 million to a loss of $11.8 million primarily due to special charges of $9.4 million described above, a $4.0 million decrease in initial license charges and lower professional services & ITO revenue. Before special charges, the international segments operating income decreased $6.6 million or 159% compared to the 1999 second quarter.

     Not withstanding the Company's reduction in force, the reduction in expense lagged behind the decline in revenues resulting in lower margins in its property and casualty, life and international segments.

     The Corporate segment includes approximately $24.3 million in merger termination charges in the 2000 second quarter.

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

                         LIQUIDITY AND CAPITAL RESOURCES


                                    June  30,  December  31,
                                       2000       1999
-----------------------------------------------------------
                                    (Dollars  in  millions)


Cash and equivalents and marketable
  securities. . . . . . . . . . . .  $  20.6   $ 17.8
Current assets. . . . . . . . . . .    201.2    212.0
Current liabilities . . . . . . . .    337.4     76.0
Working capital . . . . . . . . . .   (136.2)   136.0
Long-term debt. . . . . . . . . . .      0.0    227.0





                                       Six  Months  Ended
                                           June  30,
                                        2000       1999
------------------------------------------------------------
                                     (Dollars  in  millions)


Cash (used) provided by operations. .  $ (1.3)  $  33.5
Cash used by investing activities . .   (20.9)   (120.9)
Cash provided by financing activities    25.0      94.3



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


                      POLICY MANAGEMENT SYSTEMS CORPORATION
                      -------------------------------------
                            n/k/a Mynd Corporation
                                  (Registrant)




Date:  October  6,  2000     Timothy  V.  Williams
                             Executive  Vice  President
                             (Chief  Financial  Officer)