Form 10-Q
period 2000-09-30
MYND CORP
filed 2000-11-14
CIK 356226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2000
                         Commission file number 1-10557


                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
             (Exact name of registrant as specified in its charter)

            SOUTH  CAROLINA                     57-0723125
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)          Identification No.)


           ONE  MYND CENTER (PO BOX TEN)
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

        35,584,517 Common shares, $.01 par value, as of November 3, 2000.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods reported. Such information should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)


                                      INDEX

PART  I.  FINANCIAL  INFORMATION     PAGE

   Item  1.  Financial  Statements

     Consolidated Statements of Operations for the Three and
     Nine Months Ended September 30, 2000 and 1999 . . . . . . . .     3

     Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999 . . . . . . . . . . . . . . . . . . . . . .     4

     Consolidated Statements of Changes in Stockholders'
     Equity and Comprehensive Income for the Nine
     Months Ended September 30, 2000 . . . . . . . . . . . . . . .     5

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999 . . . . . . . .     6

     Notes to Consolidated Financial Statements. . . . . . . . . .     7

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . .    17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .    37

  Item 4. Submission of matters to a vote of Security Holders. . .    37

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   37

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

                                     PART I
                              FINANCIAL INFORMATION
                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three  Months             Nine  Months
                                          Ended  September  30,     Ended September 30,
                                         -----------------------  -----------------------
                                            2000         1999         2000       1999
                                         -----------  ----------  ------------  ---------
                                              (In thousands, except per share data)
REVENUES
 Licensing. . . . . . . . . . . . . . .  $    28,129   $  37,383   $   80,636   $115,846
 Services . . . . . . . . . . . . . . .      112,117     131,405      348,026    386,763
                                         ------------  ----------  -----------  ---------
                                             140,246     168,788      428,662    502,609
                                         ------------  ----------  -----------  ---------

OPERATING EXPENSES
 Cost of revenues
  Employee compensation and benefits. .       68,934      78,686      223,444    228,729
  Computer and communications expenses.       13,628      12,654       41,075     36,336
  Depreciation and amortization of
   property, equipment and
   capitalized software costs . . . . .       14,246     108,543       51,514    141,794
  Other costs & expenses. . . . . . . .       16,126      15,228       38,169     32,030
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .       23,581      29,230       78,401     83,164
 Amortization of goodwill and
   other intangibles. . . . . . . . . .        3,629       9,978       10,798     16,516
 Restructuring and other charges. . . .        8,564      22,159       24,591     22,159
 Merger termination charges . . . . . .          932           -       25,279          -
                                         ------------  ----------  -----------  ---------
                                             149,640     276,478      493,271    560,728
                                         ------------  ----------  -----------  ---------

OPERATING LOSS. . . . . . . . . . . . .       (9,394)   (107,690)     (64,609)   (58,119)

Equity in earnings of
   unconsolidated affiliates. . . . . .          227         320          938        609

Minority interest . . . . . . . . . . .           62         (14)         101        (94)

Other income and expenses:
  Investment income . . . . . . . . . .          309         239        6,385        674
  Interest expense and other charges. .       (9,009)     (3,564)     (22,487)    (7,804)
                                         ------------  ----------  -----------  ---------
                                              (8,700)     (3,325)     (16,102)    (7,130)
                                         ------------  ----------  -----------  ---------
Loss before tax benefit . . . . . . . .      (17,805)   (110,709)     (79,672)   (64,734)
Tax benefit . . . . . . . . . . . . . .       (7,415)    (40,261)     (14,253)   (23,249)
                                         ------------  ----------  -----------  ---------

NET LOSS. . . . . . . . . . . . . . . .  $   (10,390)  $ (70,448)  $  (65,419)  $(41,485)
                                         ============  ==========  ===========  =========

BASIC LOSS PER SHARE. . . . . . . . . .  $     (0.29)  $   (1.99)  $    (1.85)  $  (1.16)
                                         ============  ==========  ===========  =========

DILUTED LOSS PER SHARE. . . . . . . . .  $     (0.29)  $   (1.99)  $    (1.85)  $  (1.16)
                                         ============  ==========  ===========  =========

Weighted average common shares. . . . .       35,379      35,355       35,378     35,610
Weighted average common shares
  assuming dilution . . . . . . . . . .       35,379      35,355       35,378     35,610

See  accompanying  notes


                                  MYND CORPORATION
                  (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                             CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)      (Audited)
                                                     September 30,    December 31,
                                                         2000             1999
                                                    ---------------  --------------
                                                    (In thousands, except share data)
Assets
Current assets
 Cash and equivalents . . . . . . . . . . . . . .   $       19,862   $      17,744
 Receivables, net of allowance for uncollectible
  amounts of $5,097 ($13,000 at December 31, 1999)          96,080          99,669
 Accrued revenues.  . . . . . . . . . . . . . . .           23,898          36,393
 Deferred income taxes. . . . . . . . . . . . . .           17,308          15,979
 Income tax receivable. . . . . . . . . . . . . .                -           9,728
 Other receivable . . . . . . . . . . . . . . . .                -           7,788
 Prepaids . . . . . . . . . . . . . . . . . . . .           13,186          12,050
 Other. . . . . . . . . . . . . . . . . . . . . .           14,329          11,886
                                                    ---------------  --------------
   Total current assets . . . . . . . . . . . . .          184,663         211,237

Property and equipment, at cost less accumulated
 depreciation and amortization of $128,218
 ($132,347 at December 31, 1999). . . . . . . . .          131,353         142,867
Accrued revenues. . . . . . . . . . . . . . . . .           20,877          16,032
Income tax receivable . . . . . . . . . . . . . .            4,838           4,804
Goodwill and other intangibles, net . . . . . . .          101,415         111,024
Capitalized software costs, net . . . . . . . . .          155,485         155,895
Deferred income taxes . . . . . . . . . . . . . .           27,305          29,850
Investments . . . . . . . . . . . . . . . . . . .            6,147          13,332
Other . . . . . . . . . . . . . . . . . . . . . .           21,127          21,247
                                                    ---------------  --------------
     Total assets . . . . . . . . . . . . . . . .   $      653,210   $     706,288
                                                    ===============  ==============

Liabilities
Current liabilities
 Accounts payable and accrued expenses  . . . . .   $       44,792          41,236
 Notes payable                                              21,000               -
 Current portion of long-term debt. . . . . . . .          250,000           4,000
 Income taxes payable . . . . . . . . . . . . . .              666           4,616
 Unearned revenues. . . . . . . . . . . . . . . .           19,218          20,290
 Accrued restructuring and other charges. . . . .            6,388           3,630
 Other. . . . . . . . . . . . . . . . . . . . . .            1,665           2,223
                                                    ---------------  --------------
   Total current liabilities. . . . . . . . . . .          343,729          75,995

Long-term debt. . . . . . . . . . . . . . . . . .                -         227,000
Deferred income taxes                                       53,573          68,514
Accrued restructuring and other charges . . . . .            2,717           2,659
Other . . . . . . . . . . . . . . . . . . . . . .            8,922           9,935
                                                    ---------------  --------------
    Total liabilities . . . . . . . . . . . . . .          408,941         384,103
                                                    ---------------  --------------

Minority interest . . . . . . . . . . . . . . . .              500             624

Stockholders' equity
Special stock, $.01 par value, 5,000,000 shares
 authorized . . . . . . . . . . . . . . . . . . .                -               -
Common stock, $.01 par value, 75,000,000 shares
 authorized, 35,584,517 shares issued and
 outstanding (35,585,078 at December 31, 1999). .              356             356
Additional paid-in capital. . . . . . . . . . . .           56,763          56,695
Retained earnings . . . . . . . . . . . . . . . .          222,064         287,483
Accumulated other comprehensive income. . . . . .          (25,748)        (12,972)
Stock employee compensation trust . . . . . . . .           (9,666)        (10,001)
                                                    ---------------  --------------
    Total stockholders' equity. . . . . . . . . .          243,769         321,561
                                                    ---------------  --------------
 Total liabilities and stockholders' equity . . .   $      653,210   $     706,288
                                                    ===============  ==============

See  accompanying  notes


                                       MYND CORPORATION
                       (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   AND COMPREHENSIVE INCOME
                                         (Unaudited)
                                                                           Stock
                                                           Accumulated    Employee
                                      Additional               Other      Compen-
                               Common  Paid-In    Retained Comprehensive  sation
                               Stock   Capital    Earnings   Income(1)     Trust      Total
                               ------  --------  ----------  ----------  ---------  ---------
                                                  (Dollars in thousands)
BALANCE, DECEMBER 31, 1999. .  $  356  $ 56,695  $ 287,483   $ (12,972)  $(10,001)  $321,561

Comprehensive income
 Net loss . . . . . . . . . .       -         -    (65,419)          -          -    (65,419)
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation adjustments .       -         -          -     (12,776)         -    (12,776)
                                                                                    ---------
Total comprehensive income. .                                                        (78,195)
                                                                                    ---------

Restricted stock. . . . . . .       -        52          -           -        335        387
Stock options exercised
  (1,168 shares). . . . . . .       -        16          -           -          -         16
                               ------  --------  ----------  ----------  ---------  ---------
BALANCE, SEPTEMBER 30, 2000 .  $  356  $ 56,763  $ 222,064   $ (25,748)  $ (9,666)  $243,769
                               ======  ========  ==========  ==========  =========  =========

See  accompanying  notes


(1) Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $(16,355) and $(67,519), respectively.

     Comprehensive  income (loss) for the nine months ended September 30, 1999 was $(41,559).


                                 MYND CORPORATION
                 (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          Nine  Months
                                                     Ended  September  30,
                                                     ----------------------
                                                        2000        1999
                                                     ----------  ----------
                                                         (In thousands)
Operating Activities
 Net loss . . . . . . . . . . . . . . . . . . . . .  $ (65,419)  $ (41,485)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . .     67,655     163,085
   Deferred income taxes. . . . . . . . . . . . . .    (13,725)    (31,324)
   Provision for uncollectible accounts . . . . . .      3,279         513
   Loss on disposal of property and equipment . . .      1,123       1,018
   Gain on sale of investments. . . . . . . . . . .     (5,262)          -
 Changes in assets and liabilities:
   Receivables. . . . . . . . . . . . . . . . . . .       (911)    (10,424)
   Accrued revenues . . . . . . . . . . . . . . . .      7,650     (20,195)
   Other receivable . . . . . . . . . . . . . . . .      7,788      11,279
   Accounts payable and accrued expenses. . . . . .      2,434     (14,560)
   Accrued restructuring and other charges. . . . .      3,925      13,200
   Income taxes . . . . . . . . . . . . . . . . . .      5,744      (3,033)
   Unearned revenues                                    (1,072)      1,772
   Other, net . . . . . . . . . . . . . . . . . . .     (5,144)     (9,555)
                                                     ----------  ----------
      Cash provided by operations . . . . . . . . .      8,065      60,291
                                                     ----------  ----------


Investing Activities
 Acquisition of property and equipment. . . . . . .    (13,910)    (28,532)
 Capitalized internal software development costs. .    (36,641)    (50,476)
 Business acquisition and investments . . . . . . .     (6,793)    (68,053)
 Proceeds from sale of investments. . . . . . . . .     18,308       1,969
 Other. . . . . . . . . . . . . . . . . . . . . . .     (3,227)     (5,888)
                                                     ----------  ----------
      Cash used by investing activities . . . . . .    (42,263)   (150,980)
                                                     ----------  ----------

Financing Activities
 Payments on long-term debt . . . . . . . . . . . .   (145,025)   (219,312)
 Proceeds from borrowing under credit facility. . .    166,025     348,900
 Purchase of stock for Stock Employee . . . . . . .
  Compensation Trust. . . . . . . . . . . . . . . .          -     (10,094)
 Issuance of common stock under stock option plans.         16       7,104
 Proceeds from note payable . . . . . . . . . . . .     19,000           -
 Repurchase of common stock . . . . . . . . . . . .          -     (33,045)
 Other  . . . . . . . . . . . . . . . . . . . . . .     (3,700)          -
                                                     ----------  ----------
       Cash provided by financing activities. . . .     36,316      93,553
                                                     ----------  ----------

Net increase in cash and equivalents. . . . . . . .      2,118       2,864
Cash and equivalents at beginning of period . . . .     17,744      26,013
                                                     ----------  ----------
Cash and equivalents at end of period . . . . . . .  $  19,862   $  28,877
                                                     ==========  ==========

Supplemental Information
 Interest paid. . . . . . . . . . . . . . . . . . .  $  16,955   $   6,494
 Income taxes (refunded) paid . . . . . . . . . . .     (4,507)      6,745

See  accompanying  notes

                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

     The consolidated financial statements of Mynd Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results may differ from those estimated. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles either have been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-K/A.

BASIC  AND  DILUTED  EARNINGS  PER  SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Since the inclusion of stock options would be anti-dilutive, the numerator and denominator are the same for the calculation of both basic and diluted EPS, for the three and nine months ended September 30, 2000. The average market price of the stock for the period was below the exercise price for the majority of options outstanding during the period.
                                                        =

     Options to purchase 7,376,956 shares of common stock at a weighted average price of $26.30 per share were outstanding but not included in the computation of diluted EPS for the period ending September 30, 2000.


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

     On June 30, 1999, the Company purchased DORN Technology Group, Inc. ("DORN"), a risk and claims management company, for $33.2 million in cash plus additional consideration based upon the performance of DORN. Pursuant to an amendment to this agreement in the 2000 third quarter, this additional consideration was limited to $1.1 million and was recorded as compensation expense in 1999 and the first half of 2000. DORN owns the Riskmaster(R) claims management software and Quest healthcare facility software, and provides risk and claims management software and services mainly to the US self-insured market. The Company intends to grow DORN's business and further develop the Riskmaster and Quest systems to complement its existing claims products.

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

     On  March  31,  1999,  the  Company  purchased  Legalgard  Partners,   L.P.
("Legalgard"), a legal cost containment business for $23.2 million plus additional consideration of up to $4.3 million contingent upon the future performance of Legalgard, to be recorded as compensation expense as incurred until 2003. Legalgard provides legal cost containment services mainly to the US property and casualty insurance industry using the Counsel Partnership(TM) System, a proprietary software system. The Company intends to continue growing Legalgard's existing services business and developing the technology acquired.

     The acquisitions above have been recorded using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations of the Company does not include the results of operations before the date of the acquisition.

NOTE  3.     CONTINGENCIES

     In January 2000, Computer Sciences Corporation ("CSC") filed a complaint against the Company alleging that the Company and NeuronWorks, an entity retained by the Company in the development of Claims Outcome Advisor(TM) ("COA"), misappropriated CSC's trade secrets related to CSC's Colossus product and used such trade secrets in the development of the Company's COA product.
The litigation was removed from Texas State court and is currently pending in the United States District Court for the Western District of Texas, Austin Division. CSC's complaint alleges unfair competition, product misappropriation, trade secret theft, tortious interference with existing and prospective contracts, aiding and abetting breach of fiduciary duty, and civil conspiracy. CSC's complaint seeks preliminary and permanent injunctive relief, damages, attorneys' fees and punitive damages, all in an unspecified amount. The Company has denied the allegations against it and asserted various affirmative defenses and counterclaims against CSC, including counterclaims for unfair trade practices, false representation, false promotion and commercial disparagement under the Lanham Act, business disparagement, injurious falsehood, defamation, and tortious interference with existing and prospective contractual and business relationships. On March 22, 2000, a hearing was held on CSC's request for preliminary injunctive relief to enjoin the Company from marketing and licensing COA. CSC's request for preliminary injunctive relief was denied. The case is anticipated to be set for trial in the 2001 first quarter. The Company believes CSC's remaining claims are without merit and is vigorously defending this matter and pursuing relief on the Company's claims.

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

     As previously disclosed, between March 31, 2000 and May 5, 2000 four purported class actions were filed against the Company and its directors in the Court of Common Pleas in Richland County, South Carolina. (See Item 1, Legal Proceedings, of Part II contained in the Company's report on Form 10-Q for the quarter ended March 31, 2000). These actions were consolidated into a single action and an amended consolidated complaint was filed on July 24, 2000. The amended consolidated complaint alleges that the defendants breached their fiduciary duties by failing to conduct a market check and agreeing to an unreasonable termination fee in the June 20, 2000 Agreement and Plan of Merger between the Company and Computer Sciences Corporation (CSC transaction) and breached their duty of candor in failing to disclose material information concerning the CSC transaction. The plaintiffs seek preliminary and permanent injunctive relief to enjoin payment of the termination fee under the Agreement and Plan of Merger between Politic Acquisition Corporation and the Company which was terminated by the Company. Plaintiffs also seek to enjoin consummation of the CSC tender offer until additional disclosures are made, to strike the termination fee in the CSC transaction, and seek reasonable attorney fees and costs. The plaintiffs' request for a temporary injunction was denied on August 7, 2000 following a hearing on plaintiffs' request. Defendants have filed a motion to dismiss the amended complaint and intend to vigorously pursue a full defense of this action.

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

     In a letter dated April 29, 1999, the Company was notified by the Internal Revenue Service ("IRS") of proposed adjustments to its 1994, 1995 and 1996 federal income tax returns. The Company strongly disagreed with the proposed adjustments and submitted a written protest to the IRS. If the IRS had been successful in its position, a charge to income of approximately $16.3 million would have resulted. On September 29, 2000 the Company completed its negotiations with the Appeals Division of the IRS regarding the proposed adjustments. The Company prevailed in its position with respect to several of the more material items and as a result of the negotiated settlement there will be no charge to income for the proposed adjustments. Because the resolution of all issues in the 1994, 1995 and 1996 federal income tax returns will result in a refund in excess of $1.0 million, approval of the settlement is required from the United States Congressional Joint Committee on Taxation, a committee that approves large refunds. The Company is now awaiting that approval.

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

Information about the Company's operations for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                      Three  Months          Nine  Months
                                   Ended  September 30,  Ended September 30,
                                  ---------------------  -------------------
                                    2000        1999       2000       1999
                                  ---------  ----------  ---------  ---------
REVENUES FROM EXTERNAL CUSTOMERS
Property and casualty. . . . . .  $ 54,241   $  66,298   $158,744   $207,445
Claims.. . . . . . . . . . . . .     7,122       7,734     20,504     17,357
Life and financial solutions . .    49,374      51,837    144,086    141,001
                                  ---------  ----------  ---------  ---------
  Total US revenues. . . . . . .   110,737     125,869    323,334    365,803
International. . . . . . . . . .    29,509      42,919    105,328    136,806
                                  ---------  ----------  ---------  ---------
  Total revenues . . . . . . . .  $140,246   $ 168,788   $428,662   $502,609
                                  =========  ==========  =========  =========

INCOME (LOSS) FROM OPERATIONS
Property and casualty. . . . . .  $  7,631   $ (66,836)  $ 17,056   $(29,658)
Claims.. . . . . . . . . . . . .    (1,586)       (250)    (4,587)     5,352
Life and financial solutions . .     3,749      (1,527)     1,216     17,338
Corporate and US administrative.   (11,869)    (12,129)   (59,116)   (28,361)
                                  ---------  ----------  ---------  ---------
  Total US operating loss. . . .    (2,075)    (80,742)   (45,431)   (35,329)
                                  ---------  ----------  ---------  ---------

International. . . . . . . . . .    (5,736)    (24,996)   (13,900)   (17,196)
International administrative . .    (1,583)     (1,952)    (5,278)    (5,594)
                                  ---------  ----------  ---------  ---------
  Total international. . . . . .    (7,319)    (26,948)   (19,178)   (22,790)
                                  ---------  ----------  ---------  ---------

  Operating loss . . . . . . . .    (9,394)   (107,690)   (64,609)   (58,119)

Equity in earnings of
  unconsolidated affiliates. . .       227         320        938        609
Minority interest. . . . . . . .        62         (14)       101        (94)
Other income and expenses. . . .    (8,700)     (3,325)   (16,102)    (7,130)
Tax benefit. . . . . . . . . . .    (7,415)    (40,261)   (14,253)   (23,249)
                                  ---------  ----------  ---------  ---------
  Net loss . . . . . . . . . . .  $(10,390)  $ (70,448)  $(65,419)  $(41,485)
                                  =========  ==========  =========  =========

NOTE  5.    SPECIAL  CHARGES  AND  ACCOUNTING  CHANGES

     The Company considers special charges to be unusual events or transactions related to continuing business activities. Accounting changes include changes in accounting principles and estimates that require a cumulative catch-up adjustment in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes".

Third  Quarter  2000:

     The Company's results for the 2000 third quarter include pre-tax net special charges of approximately $17.5 million of which $15.0 million have or will be paid in cash.

     Restructuring and other charges include $6.5 million of severance related to a reduction in force announced in the 2000 third quarter, and $2.2 million of expenses associated with responding to the Federal Trade Commission regarding the proposed merger with CSC and the CSC and shareholder lawsuits.

     Other costs and expenses includes a $3.7 million charge due to a single international customer's accounts receivable and accrued revenue balances as a result of the customer's deteriorating financial condition and corresponding inability to meet agreed payment schedules.

     During the 2000 third quarter the Company sold the banking division's mortgage origination software business to a third party. The Company continues negotiating the sale of the remainder of the banking division's operations. Special charges include the banking division operating loss of $1.1 million on revenues of $3.0 million. Other costs and expenses include an additional $0.8 million loss on disposal of the banking division's mortgage loan origination software business assets.

     Depreciation and amortization of property, equipment and capitalized software costs includes $0.3 million of accelerated amortization of capitalized software development costs. In accordance with the Company's accounting policies and Statement of Financial Accounting Standards No. 86, these costs were determined in the 2000 third quarter to be unrecoverable.

     Selling, general and administrative expenses include approximately $0.2 million of brand expenses associated with changing the name of the Company (see
Note  7,  "Change  of  Company's  Name").

     Merger termination charges include $0.9 million of additional expenses resulting from the Company's termination of the merger agreement with a subsidiary of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") (see Note 6, "Proposed Merger").

     Interest expense and other charges includes $1.5 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's existing credit facilities and $0.5 million of accrued interest expense on a note payable to CSC who advanced the Company the funds necessary to pay the termination fee which arose from the terminated merger agreement with WCAS in the 2000 second quarter.

First  nine  months  of  2000:

     The Company's results for the first nine months of 2000 include pre-tax net special charges and accounting changes of approximately $71.8 million of which $57.8 million have or will be paid in cash.

     Merger termination charges of $25.3 million represent fees and expenses resulting from the Company's termination of the merger agreement with WCAS (see
Note  6,  "Proposed  Merger").

   Restructuring and other charges include $15.0 million of largely severance related to reductions in force announced during the period, and $9.5 million in legal fees and expenses related to the resolution of a dispute with a customer, responding to the Federal Trade Commission regarding the proposed merger with CSC, and to the shareholder and CSC litigation.

     During the 2000 second quarter, management committed to a plan to restructure the operations of the United Kingdom ("UK") division of its international segment. The plan, among other things, entailed reductions in staff and space, and the indefinite suspension of development and decreased marketing efforts related to a software product which resulted in $7.3 million of accelerated amortization to write-off this product.

     During the 2000 third quarter the Company sold the banking division's mortgage origination software business to a third party. The Company continues negotiating the sale of the remainder of the banking division's operations. Special charges include the banking division operating loss of $9.5 million on revenues of $8.7 million. In addition, $1.0 million of accelerated amortization was charged to write-off a related software product, and other costs and expenses includes the recovery of banking division accounts receivable of $1.3 million previously reserved as a special charge in the 1999 fourth quarter and a $0.8 million loss on disposal of the banking division's mortgage loan origination software business assets. The net pre-tax impact of these banking division items is $10.0 million.

     The Company recognizes certain revenue under the percentage of completion method of accounting ("POC") in accordance with Statement of Position 81-1. During the 2000 second quarter, management increased the estimated profit margin on a significant contract accounted for under POC which resulted in a cumulative adjustment of $1.5 million of additional professional services & ITO ("Information Technology Outsourcing") revenue partially offsetting special charges.

     Other costs and expenses includes a $3.7 million charge due to a single international customer's accounts receivable and accrued revenue balances as a result of the customer's deteriorating financial condition and corresponding inability to meet agreed payment schedules.

     Selling, general and administrative expenses include approximately $2.3 million of brand expenses associated with changing the name of the Company (see
Note  7,  "Change  of  Company's  Name").

     The Company recognizes amortization expense related to software products on the revenue basis if that is faster than the straight-line method. In addition to the above mentioned software write-offs in the U.K. and banking divisions, revenue based amortization resulted in approximately $1.3 million more amortization expense in the first nine months of 2000 than would have been recognized under the straight-line method.

     Investment income includes special gains of $5.3 million resulting from the sale of the Company's minority interest in several companies.

     Interest expense and other charges includes $3.6 million of amortization of credit facilities fees paid in the 2000 first quarter to amend the Company's existing credit facilities and $0.5 million of accrued interest expense on a note payable to CSC who advanced the Company the funds necessary to pay the termination fee which arose form the terminated merger agreement with WCAS in the 2000 second quarter.


Third  Quarter  1999:

     The Company's operating results for the 1999 third quarter include $126.7 million in special charges of which $100.4 million are non-cash. These non-cash charges result from a revaluation of capitalized software costs in light of an increasingly rapid pace of change in technology, changes in market forecasts, and the write-down of certain intangibles largely related to past international acquisitions. Cash charges of $26.5 million resulted from restructuring charges incurred as the Company eliminated costs through reductions in force and space requirements, and charges incurred in connection with the settlement of the Liberty Life litigation and resolution of disputes with customers.

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

     Restructuring and other charges includes approximately $12.6 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the 1999 third quarter to eliminate costs through worldwide reductions in force and space requirements. The remaining $9.6 million of cash charges relate to the settlement of the Liberty Life litigation.

     Other costs and expenses include approximately $3.7 million of costs to resolve disputes with customers.

     Employee compensation and benefits includes approximately $0.6 million of expatriate taxes.

     The 1999 third quarter special charges are partially offset by the banking division's operating income of $0.2 million on revenues of $5.8 million. During the 2000 third quarter the Company sold the banking division's mortgage origination software business to a third party. The Company continues negotiating the sale of the remainder of the banking division's operations.


First  nine  months  of  1999:

     Special charges for the first nine months of 1999 include the third quarter 1999 special charges mentioned above and banking division operating income of $0.9 million on revenues of $15.1 million.


NOTE  6.  PROPOSED  MERGER

     On June 20, 2000, the Company announced that it and CSC entered into an Agreement and Plan of Merger which, among other things, provided for a CSC tender offer to acquire the Company's outstanding shares at a purchase price of $16 per share in cash. On June 28, 2000, the Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 related to CSC's tender offer. As a result of receiving a second request for information from the Federal Trade Commission concerning the proposed merger, CSC has extended the tender offer until November 24, 2000.

     As a result of entering the Agreement and Plan of Merger with CSC, the Company was required to pay a $19.0 million fee and to pay up to $5.0 million in expenses for terminating its previously proposed merger with WCAS. The cash required to pay this fee was loaned to the Company by CSC.

NOTE  7.  CHANGE  OF  COMPANY'S  NAME

     Following an earlier announcement of plans to change the Company's name, the Company began doing business as Mynd Corporation ("Mynd") on May 1, 2000. The Company's name was officially changed by filing an amendment in the Company's Articles of Incorporation on September 27, 2000, following approval of the proposed name change by a vote of the shareholders at the annual shareholder's meeting also held on September 27, 2000.

                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                              RESULTS OF OPERATIONS

     Set forth below are certain operating items expressed as a percentage of revenues and the percent increase (decrease) for those items between the periods presented:

                                                                      2000 vs. 1999
                                                                         Percent
                                          Percentage of Revenues    Increase (Decrease)
                                          ----------------------       ------------
                                          Three            Nine        Three  Nine
                                      Months  Ended    Months Ended
                                      September 30,    September 30,   Months Months
                                      --------------   --------------  Ended  Ended
                                       2000    1999     2000    1999   September 30,
                                      -----   ------   -------  -----  ------------
Revenues
 Licensing . . . . . . . . . . . . .   20.1%    22.2%    18.8%   23.1%   (25)%  (30)%
 Services. . . . . . . . . . . . . .   79.9     77.8     81.2    76.9    (15)   (10)
                                      ------  -------  -------  ------
                                      100.0    100.0    100.0   100.0    (17)   (15)
                                      ------  -------  -------  ------
Operating expenses
 Cost of revenues
  Employee compensation and benefits   49.1     46.6     52.1    45.5    (12)    (2)
  Computer & communication expenses.    9.7      7.5      9.6     7.2      8     13
  Depreciation & amortization
   of property, equipment &
   capitalized software costs. . . .   10.2     64.3     12.0    28.2    (87)   (64)
  Other costs & expenses . . . . . .   11.5      9.0      8.9     6.4      6     19
 Selling, general &
   administrative expenses . . . . .   16.8     17.3     18.3    16.6    (19)    (6)
 Amortization of goodwill and
   other intangibles . . . . . . . .    2.6      5.9      2.5     3.3    (64)   (35)
 Restructuring & other charges . . .    6.1     13.2      5.8     4.4    (61)    11
 Merger termination charges. . . . .    0.7        -      5.9       -      -      -
                                      ------  -------  -------  ------
                                      106.7    163.8    115.1   111.6    (46)   (12)
                                      ------  -------  -------  ------
Operating loss . . . . . . . . . . .   (6.7)   (63.8)   (15.1)  (11.6)   (91)    11
Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . .    0.2      0.2      0.2     0.1    (29)    54
Investment income. . . . . . . . . .    0.2      0.1      1.5     0.1     29    847
Interest expense and other charges .   (6.4)    (2.1)    (5.2)   (1.5)   153    188
                                      ------  -------  -------  ------
Loss before tax benefit. . . . . . .  (12.7)   (65.6)   (18.6)  (12.9)   (84)    23
Tax benefit. . . . . . . . . . . . .   (5.3)   (23.9)    (3.3)   (4.6)   (82)   (39)
                                      ------  -------  -------  ------
Net loss . . . . . . . . . . . . . .  (7.4)%  (41.7)%  (15.3)%  (8.3)%   (85)%   58%
                                      ======  =======  =======  ======

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

                                    Three  Months
                                 Ended September 30,
                               ----------------------
                                2000    1999   Change
                               -----   -----   ------
                             (Dollars  in  millions)
Initial charges . . . . . . .  $11.4   $19.2   (41)%
Monthly charges . . . . . . .   16.7    18.1    (8)
                               ------  ------
                                28.1   $37.3   (25)%
                               ======  ======

Percentage of total revenues.   20.1%   22.2%
                               ------  ------

     Initial licensing

     Initial license revenues decreased $7.8 million for the 2000 third quarter compared with the 1999 third quarter, with the following decreases by business segment: property and casualty down 11% ($0.8 million); claims down 13% ($0.4 million); life and financial solutions down 69% ($3.4 million); and international down 78% ($3.2 million). Property and casualty includes recognition of $4.3 million of initial license revenue related to a license agreement executed in the 1999 fourth quarter.

     The Company believes that during the 2000 third quarter, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that the adverse effect on customers' decisions will continue until the uncertainty is resolved.

     Initial license charges for the third quarter of 2000 included right-to-use licenses to existing customers of $0.2 million. This compares to $2.0 million in right-to-use licenses for the third quarter of 1999. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges.

     The Company entered two non-exclusive remarketing agreements in the 1999 second quarter providing two of the Company's nationally recognized vendors the right to re-license a product to customers. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center. These agreements were affected by the Company's adoption of Staff Accounting Bulletin 101 as of

December 31, 1999. Consequently, the $3.5 million of initial license revenue was adjusted in the 1999 fourth quarter and is being recognized ratably over the terms of the respective agreements. Initial license revenue includes $0.3 million of this revenue in the 2000 third quarter.

     Set forth below is a comparison of initial license revenue by segment for the three months ended September 30, 2000 and 1999:

                                    Three  Months
  Monthly  licensing            Ended  September  30,
                                ---------------------
                                2000    1999   Change
                                -----   -----  ------
                              (Dollars  in  millions)
Property and casualty . . . . . $  5.9  $ 7.0    (16)%
Claims. . . . . . . . . . . . .    1.3    1.2      8
Life and financial solutions. .    4.9    5.0     (2)
International . . . . . . . . .    4.6    4.9     (6)
                                ------  ------
                                $ 16.7  $18.1     (8)%
                                ======  ======

  Percentage of total revenues.   11.9%  10.7%
                                ------  ------

Services
---------

     The Company's services revenue consists primarily of professional Services & Information Technology Outsourcing ("ITO") and Business Process Outsourcing ("BPO"). Services revenue is derived from professional support services, which include implementation and integration assistance, consulting and education services and outsourcing services.

                                      Three  Months
                                    Ended  September
                                 -----------------------
  Services                         2000   1999    Change
                                 -------  ------  ------
                                (Dollars  in  millions)
Professional services & ITO . .  $ 86.5   $111.3   (22)%
BPO . . . . . . . . . . . . . .    25.3     19.5    30
Other . . . . . . . . . . . . .     0.3      0.6   (50)
                                 -------  -------
                                 $112.1   $131.4   (15)%
                                 =======  =======

  Percentage of total revenues.    79.9%    77.8%
                                 -------  -------


Professional  services  &  ITO

     Professional services & ITO revenues decreased $24.8 million for the 2000 third quarter compared with the 1999 third quarter, with the following decreases by business segment: property and casualty down 28% ($10.9 million); claims down 15% ($0.5 million); life and financial solutions down 7% ($2.5 million); and international down 33% ($10.9 million). Weak initial licensing activity in 1999 and the first nine months of 2000 negatively impacted professional services &
ITO revenue for all segments. In addition, life and financial solutions was substantially affected by the decline in its Banking division operations while property and casualty was affected by the migration of ITO customers from mainframe Series II processing to AS/400 Point processing.

Set forth below is a comparison of professional services & ITO revenue by segment for the three months ended September 30, 2000 and 1999:

                                     Three Months
  Professional services & ITO     Ended September 30,
                                ----------------------
                                 2000    1999   Change
                                -----   ------  ------
                                (Dollars  in  millions)
  Property and casualty. . . .  $28.7   $ 39.6    (28)%
  Claims . . . . . . . . . . .    2.9      3.4    (15)
  Life and financial solutions   32.3     34.8     (7)
  International. . . . . . . .   22.6     33.5    (33)
                                ------  -------
                                $86.5   $111.3    (22)%
                                ======  =======

  Percentage of total revenues   61.7%    65.9%
                                ------  -------

     BPO

     BPO revenues increased $5.8 million for the 2000 third quarter compared with the 1999 third quarter, with the following increases by business segment: property and casualty up 10% ($1.2 million) due largely to the addition of a significant BPO customer in the 2000 third quarter; life and financial solutions up 49% ($3.5 million) due primarily to organic growth; and international up 550% ($1.1 million) due to increased processing in South Africa. The claims segment has no BPO operations.

     Set forth below is a comparison of BPO revenue by segment for the three months ended September 30, 2000 and 1999:


                                    Three Months
  BPO                             Ended September 30,
                                ---------------------
                                 2000   1999   Change
                                -----   -----  ------
                               (Dollars in millions)
  Property and casualty. . . .  $13.3   $12.1    10%
  Claims . . . . . . . . . . .      -       -     -
  Life and financial solutions   10.7     7.2    49
  International. . . . . . . .    1.3     0.2   550
                                ------  ------
                                $25.3   $19.5    30%
                                ======  ======

  Percentage of total revenues   18.0%   11.6%
                                ------  ------

OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits decreased 12% for the 2000 third quarter compared with the 1999 third quarter due to the benefit of reductions in force taken in 1999 and 2000. Domestic employee compensation and benefits decreased 9% ($5.2 million) in the 2000 third quarter compared with the 1999 third quarter. International employee compensation and benefits decreased 22% ($4.6 million) in the 2000 third quarter compared with the 1999 third quarter.

     Computer and communications expenses increased 8% for the 2000 third quarter compared with the 1999 third quarter due to increases in processing volumes and data center operating software license fees.

     Depreciation and amortization of property, equipment and capitalized software costs decreased 87% for the 2000 third quarter compared with the 1999 third quarter due to the write-offs or write-downs of certain software in the 1999 third quarter (see Note 5 of Notes to Consolidated Financial Statements). Excluding these 1999 charges, depreciation and amortization increased 4% reflecting releases of the Company's products during the last twelve months related primarily to 1999 acquisitions.

     Other operating costs and expenses increased 6% for the third quarter of 2000 compared with the 1999 third quarter due primarily to a decrease in the amount of development costs capitalized and an increase in the amounts charged for uncollectible accounts. These were largely offset by the benefit of space reductions in prior quarters and lower consulting and travel expenses in the 2000 third quarter. Excluding special charges and change in accounting estimate, other operating costs and expenses decreased 13%.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased 19% for the 2000 third quarter compared with the 1999 third quarter due in part to the reduction in force and decreased costs associated with the Company's lower revenues offset by brand expenses associated with changing the Company's name. As a percentage of revenues, selling, general and administrative expenses decreased from 17.3% in the 1999 third quarter to 16.8% in the 2000 third quarter.

AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles decreased 64% for the 2000 third quarter compared with the 1999 third quarter due to $6.1 million of 1999 third quarter impairment charges related primarily to past international acquisitions (see Note 5 of Notes to Consolidated Financial Statements). Excluding these 1999 charges, amortization of goodwill and other intangibles decreased 8%.

RESTRUCTURING  AND  OTHER  CHARGES

     Restructuring and other charges includes approximately $6.5 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the 2000 third quarter for a world-wide reduction in force of approximately 6% of its full time staff as well as $9.5 million for the CSC and shareholder lawsuits, settlement of a dispute with a customer and expenses associated with responding to the Federal Trade Commission regarding the proposed merger with CSC.

OPERATING  LOSS

     The 2000 third quarter operating loss of $9.4 million includes net special charges of approximately $15.5 million compared to the 1999 third quarter operating loss of $107.7 million which includes net special charges of $126.7 million (see Note 5 of Notes Financial to Consolidated Statements for special charges). Before special charges, the 2000 third quarter operating income decreased 67% compared with the 1999 third quarter.

Set forth below is a comparison of operating income (loss) by segment for the three months ended September 30, 2000 and 1999:

                                      Three  Months
  OPERATING  INCOME  (LOSS)        Ended September 30,
                                ------------------------
                                  2000    1999    Change
                                -------  -------  ------
                                (Dollars  in  millions)
  Property and casualty. . . .  $  7.6     (66.8)   111%
  Claims . . . . . . . . . . .    (1.6)     (0.3)  (433)
  Life and financial solutions     3.8      (1.5)   353
  Corporate. . . . . . . . . .   (11.9)    (12.1)     2
  International. . . . . . . .    (7.3)    (27.0)    73
                                -------  --------
                                $ (9.4)  $(107.7)    91%
                                =======  ========

     Property and casualty segment operating income increased $74.4 million or 111% due primarily to the write-offs or write-downs of software in the 1999 third quarter and other special charges. Before special charges and accounting changes, operating income was $10.8 million and $20.5 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in operating income is due primarily to a $11.0 million decline in professional services & ITO revenue.

     Claims segment operating loss increased $1.3 million to a loss of $1.6 million in the 2000 third quarter due to lower licensing and professional services & ITO revenue and higher operating expenses. Before special charges, operating loss was $0.8 million and $0.3 million for the three months ended
September  30,  2000  and  1999,  respectively.

     Life and financial solutions segment operating income increased $5.3 million or 353% due primarily to 1999 third quarter charges relating to a litigation settlement partially offset by 2000 third quarter Banking division losses. Before special charges, operating income was $6.4 million and $7.9 million for the three months ended September 30, 2000 and 1999, respectively.

     Notwithstanding the Company's reduction in force, the related decrease in expenses lagged behind the decline in revenues resulting in lower margins in its property and casualty and life segments.

     International segment operating loss decreased $19.7 million or 73% primarily due to the write-off and write-down of software and intangibles in the 1999 third quarter. Before special charges and accounting changes, operating loss was $2.8 million and $0.7 million for the three months ended September 30, 2000 and 1999, respectively.

     A significant portion of both the Company's revenues and operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

     Set forth below is a comparison of initial license revenues for the last eight quarters expressed as a percentage of total revenues of each of the periods presented:

                                  2000                      1999                1998
                           --------------------  -----------------------------  ------
                            3rd    2nd     1st    4th    3rd    2nd      1st     4th
                           -----  ------  -----  -----  -----  ------  -------  ------
                                           Dollars in Millions)

Initial license revenues.  $11.4   $9.5   $9.1   $8.7   $19.2   $26.8   $17.5   $27.4
% of total revenues . . .    8.1%   6.8%   6.1%   6.1%   11.4%   15.4%   11.0%   16.0%


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

OTHER  INCOME  AND  EXPENSES

     Investment income increased 29% ($0.1 million) in the 2000 third quarter compared with the 1999 third quarter.

     Interest expense and other charges is comprised primarily of interest expense on borrowings under the Company's credit facilities which increased $3.3 million for the 2000 third quarter compared with the 1999 third quarter, principally due to higher interest rates and higher levels of borrowed funds under the Company's credit agreements. The nominal interest rate applicable to borrowings under the Company's credit facilities during the third quarter of 2000 ranged from 9.4% to 10.5% compared to a range of 5.4% to 5.9% in the 1999 third quarter. Interest expense and other charges includes $1.5 million of amortization expense for credit facilities fees paid in the 2000 first quarter to amend the Company's credit agreements and $0.5 million of accrued interest expense related to the $19.0 million note payable to CSC.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 41.6% and 36.4% for the third quarters of 2000 and 1999, respectively. The effective rate for the three months ended September 30, 2000 is not comparable to the three months ended September 30, 1999 due primarily to certain merger related expenses and the establishment of a valuation allowance for certain deferred tax assets. The valuation allowance was established due to the uncertain realization of those assets in light of the Company's operating performance in the 2000 third quarter.

                              NINE MONTH COMPARISON

REVENUES

                                    Nine  Months
                                 Ended  September  30,
                                ----------------------
  Licensing                     2000    1999   Change
                                -----   -----   ------
                               (Dollars  in  millions)
  Initial charges. . . . . . .  $30.0   $ 63.5   (53)%
  Monthly charges. . . . . . .   50.6     52.3    (3)
                                ------  -------
                                $80.6   $115.8   (30)%
                                ======  =======

  Percentage of total revenues   18.8%    23.1%
                                ------  -------

Initial licensing

     Initial license revenues decreased $33.5 million for the first nine months of 2000 compared with the first nine months of 1999, with the following decreases by business segment: property and casualty down 67% ($16.2 million) due primarily to right-to-use agreements included in the first nine months of 1999; claims down 28% ($2.9 million) due primarily to remarketing agreements included in the first nine months of 1999; life and financial solutions down 51% ($7.1 million) with minimal Banking division initial licenses in 2000 compared with strong initial licenses in the first nine months of 1999; and international down 48% ($7.3 million) reflecting weak 2000 initial licensing in Europe. Property and casualty includes recognition of $4.4 million of initial license revenue for the first nine months of 2000 related to a license agreement executed in the 1999 fourth quarter.

     The Company believes that several factors negatively affected initial licensing activity in 2000. Lingering customer Y2K concerns and uncertainty surrounding the Company's credit agreements and the delayed filing of the Company's 1999 annual report affected initial licensing during the 2000 first quarter. The WCAS merger agreement and its subsequent termination upon entering into the merger agreement with CSC affected the 2000 second quarter. Continuing uncertainty concerning the Company's ownership effected the 2000 third quarter as the Company and CSC have responded to an extended review by the Federal Trade Commission.

     Initial license charges for the first nine months of 2000 include right-to-use licenses to existing customers of $0.7 million compared with $13.7 million for the first nine months of 1999. Right-to-use licenses represent the acquisition by certain customers of the right-to-use component of their remaining monthly license charge obligation, if any, plus the acquisition of a perpetual right-to-use the product thereafter. Since these types of licenses represent an acceleration of future revenues, they reduce future monthly license charges. The Company expects the occurrence of right-to-use licenses to be minimal in the future.

     Initial license charges for the first nine months of 1999 include the first license of the Company's new workplace injury claims management tool, Claims Outcome Advisor, which was licensed in conjunction with the purchase of Legalgard and $2.0 million of licenses to a life insurance company that was the former owners of FAS which the Company acquired at the end of the 1999 second quarter (see Note 2 of Notes to Consolidated Financial Statements regarding Legalgard and FAS).

     Two remarketing agreements for COA, totaling $3.5 million, are included in initial licensing revenues for the first nine months of 1999. These non-exclusive agreements provide two of the Company's nationally recognized vendors the right to re-license COA to the self-insured market. The Company also renegotiated with one of these vendors an extension to its long-term license agreement for operating software used in the Company's data center. These agreements were affected by the Company's adoption of Staff Accounting Bulletin 101 as of December 31, 1999. Consequently, the $3.5 million of initial license revenue was adjusted in the 1999 fourth quarter and is being recognized ratably over the terms of the respective agreements. Initial license revenue includes $1.9 million of this revenue in the first nine months of 2000.

     The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial license revenues is leading the Company to consider new business models that place less emphasis on initial license revenue and place more emphasis on transaction based revenue. The Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements.


     Set forth below is a comparison of initial license revenue by segment for the nine months ended September 30, 2000 and 1999:


                                     Nine  Months
  Initial  licensing             Ended  September  30,
                                ----------------------
                                 2000    1999   Change
                                ------  ------  ------
                               (Dollars  in  millions)
  Property and casualty. . . .  $ 8.0   $24.2    (67)%
  Claims . . . . . . . . . . .    7.3    10.2    (28)
  Life and financial solutions    6.7    13.8    (51)
  International. . . . . . . .    8.0    15.3    (48)
                                ------  ------
                                $30.0   $63.5    (53)%
                                ======  ======

  Percentage of total revenues    7.0%   12.6%
                                ------  ------

Monthly  licensing

     Monthly license charges decreased $1.7 million for the first nine months of 2000 compared with the first nine months of 1999 with the following increases or decreases by business segment: property and casualty down 17% ($3.6 million) due to weak 1999 and 2000 first nine months licensing and the effect of right-to-use licenses; claims up 231% ($3.0 million); life and financial solutions was relatively unchanged due to a decline in the Banking division being offset by increases in other areas; and international down 6% ($0.9 million).

          Set forth below is a comparison of monthly licensing revenue by segment for the nine months ended September 30, 2000 and 1999:

                                     Nine  Months
  Monthly  licensing             Ended  September  30,
                                ----------------------
                                 2000    1999   Change
                                -----   -----   ------
                               (Dollars in millions)
  Property and casualty. . . .  $18.2   $21.8    (17)%
  Claims . . . . . . . . . . .    4.3     1.3    231
  Life and financial solutions   14.7    14.9     (1)
  International. . . . . . . .   13.4    14.3     (6)
                                ------  ------
                                $50.6   $52.3     (3)%
                                ======  ======

  Percentage of total revenues   11.8%   10.4%
                                ------  ------

                                     Nine  Months
                                  Ended September 30,
                                ------------------------
  Services                       2000     1999    Change
                                ------   ------   ------
                                (Dollars  in  millions)
  Professional services & ITO.  $271.3   $335.2   (19)%
  BPO. . . . . . . . . . . . .    73.4     48.8    50
  Other. . . . . . . . . . . .     3.4      2.8    21
                                -------  -------
                                $348.1   $386.8   (10)%
                                =======  =======

  Percentage of total revenues    81.2%    76.9%
                                -------  -------

Professional  services  &  ITO

     Professional services & ITO revenues decreased $63.9 million for the first nine months of 2000 compared with the first nine months of 1999, with the following decreases or increase by business segment: property and casualty down 25% ($31.2 million); claims up 53% ($3.1 million); life and financial solutions down 7% ($7.2 million) due in part to a decline in the Banking division; and international down 27% ($28.6 million). The decreases are principally due to weak initial licensing activity during 1999 and the first six months of 2000. Property and casualty was adversely affected by the migration of ITO customers from mainframe Series II processing to AS400 Point processing. Also, international was adversely affected by the loss of a significant ITO customer in the 1999 third quarter.

     In the first nine months of 2000, the international segment's revenue includes a $1.5 million cumulative catch-up adjustment based on a change in accounting estimate associated with a significant contract accounted for under POC. The property and casualty segment's 1999 nine month revenues include $1.6 million for professional services billed and collected in connection with the settlement of a dispute with a customer who has terminated its relationship with the Company. Amounts paid by the Company in connection with the resolution of this dispute were covered by insurance and existing legal reserves and had no impact on the Company's operating results.

     Set forth below is a comparison of professional services & ITO revenue by segment for the nine months ended September 30, 2000 and 1999:

                                       Nine  months
  Professional services & ITO      Ended September 30,
                                ------------------------
                                  2000    1999    Change
                                -------  ------   ------
                                (Dollars  in  millions)
  Property and casualty. . . .  $ 92.8   $124.0    (25)%
  Claims . . . . . . . . . . .     8.9      5.8     53
  Life and financial solutions    91.9     99.1     (7)
  International. . . . . . . .    77.7    106.3    (27)
                                -------  -------
                                $271.3   $335.2    (19)%
                                =======  =======

  Percentage of total revenues    63.3%    66.7%
                                -------  -------

BPO

     BPO revenues increased $24.6 million for the first nine months of 2000 compared with the first nine months of 1999, with the following increases by business segment: property and casualty up 7% ($2.4 million); life insurance and financial solutions up 133% ($17.5 million) due primarily to organic growth; and international up $4.7 million due to increased processing in Europe and South Africa. The claims segment has no BPO operations.

     Set forth below is a comparison of BPO revenue by segment for the nine months ended September 30, 2000 and 1999:

                                      Nine  months
  BPO                            Ended  September  30,
                                ---------------------
                                  2000    1999   Change
                                -------  ------  ------
                                 (Dollars  in  millions)
  Property and casualty. . . .  $  37.4   $35.0     7%
  Claims . . . . . . . . . . .        -       -     -
  Life and financial solutions     30.7    13.2   133
  International. . . . . . . .      5.3     0.6   783
                                --------  ------
                                $  73.4   $48.8    50%
                                ========  ======

  Percentage of total revenues     17.1%    9.7%
                                --------  ------


OPERATING  EXPENSES

COST  OF  REVENUES

     Employee compensation and benefits decreased 2% for the first nine months of 2000 compared with the first nine months of 1999 due primarily to reductions in force in 1999 and 2000 being partially offset by the increase in benefit expense due to the acceleration of health claims paid as a result of the reduction in force. Domestic employee compensation and benefits in the first nine months of 2000 increased 2% ($4.0 million) compared with the first nine months of 1999. International employee compensation and benefits decreased 14% ($9.3 million) for first nine months of 2000 compared with the first nine months of 1999.

     Computer and communications expenses increased 13% for the first nine months of 2000 compared with the first nine months of 1999 due to an increase in processing volumes and data center operating software license fees.

     Depreciation and amortization of property, equipment and capitalized software costs decreased 64% for the first nine months of 2000 compared with the first nine months of 1999 due to the write-off or write-down of certain software in the 1999 third quarter being partially offset by 2000 first and second quarter software write-offs or write-downs (see Note 5 of Notes to Consolidated Financial Statements). Excluding these charges, depreciation and amortization decreased 9% reflecting the benefit of the above mentioned special charges.

     Other operating costs and expenses increased 19% for the first nine months of 2000 compared with the first nine months of 1999 due to a decrease in the amount of development costs capitalized and an increase in the amounts charged for uncollectible accounts. These were partially offset by the benefit of space reductions in prior quarters and lower consulting and travel expenses in the 2000 third quarter. Excluding special charges and change in accounting estimate, other operating costs and expenses decreased 3%.


SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased 6% for the first nine months of 2000 compared with the first nine months of 1999 due to reductions in force and decreased costs associated with the Company's lower revenues partially offset by $2.3 million of brand expenses incurred in the first nine months of 2000 associated with changing the Company's name. As a percentage of revenues, selling, general and administrative expenses increased from 16.6% in the first nine months of 1999 to 18.3% in the first nine months of 2000.


AMORTIZATION  OF  GOODWILL  AND  OTHER  INTANGIBLES

     Amortization of goodwill and other intangibles decreased 35% for the first nine months of 2000 compared with the first nine months of 1999, principally due to the benefit of 1999 third quarter impairment charges related primarily to past international acquisitions (see Note 5 of Notes to Consolidated Financial Statements). Before special charges, amortization of goodwill and other intangibles increased 3%.

RESTRUCTURING  AND  OTHER  CHARGES

     Restructuring and other charges include approximately $15.2 million of cash charges paid or to be paid as a result of initiatives taken by the Company in the first nine months of 2000 for a worldwide reduction in force of approximately 700 employees and $9.5 million for the CSC and shareholder lawsuits, settlement of a dispute with a customer and expenses associated with responding to the Federal Trade Commission regarding the proposed merger with CSC.

MERGER  TERMINATION  CHARGES

     Merger termination charges of $25.3 million were a result of the Company's termination of the WCAS merger (see Note 6 of Notes to Consolidated Financial Statements).


OPERATING  (LOSS)  INCOME

     The  first  nine months of 2000 results produced an operating loss of $64.6 million, which includes net special charges and accounting changes of $73.0 million. The first nine months of 1999 results produced an operating loss of $58.1 million, which includes net special charges and accounting changes of $126.0 million. See Note 5 of the Notes to the Consolidated Financial Statements for further explanation of these special charges and accounting changes. Before these special charges and accounting changes, the first nine months of 2000 resulted in operating income of $8.4 million compared with operating income of $67.9 million in the first nine months of 1999.

     Set forth below is a comparison of operating income (loss) by segment for the periods ending September 30, 2000 and 1999:

                                     Nine  Months
  OPERATING INCOME (LOSS)         Ended  September  30,
                                -----------------------
                                 2000     1999   Change
                                ------   ------  ------
                                 (Dollars  in  millions)
  Property and casualty. . . .  $ 17.1   $(29.7)   158%
  Claims . . . . . . . . . . .    (4.6)     5.4   (185)
  Life and financial solutions     1.2     17.3    (93)
  Corporate. . . . . . . . . .   (59.1)   (28.4)  (108)
  International. . . . . . . .   (19.2)   (22.7)    15
                                -------  -------
                                $(64.6)  $(58.1)   (11)%
                                =======  =======

     Property and casualty segment operating income increased $46.8 million or 158% primarily due to the write-off or write-down of software in the 1999 third quarter and other charges being partially offset by special charges and accounting changes in the first nine months of 2000. Before special charges and accounting changes, operating income was $24.3 million and $57.6 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in operating income was principally attributable to a $19.9 million decrease in licensing revenue and a $31.3 million decrease in professional services & ITO revenue.

     Claims segment operating income decreased $10.0 million to a loss of $4.6 million principally due to a $2.9 million decrease in initial license charges and operating costs growing faster than revenues. Before special charges, operating (loss) income was $(3.7) million and $5.4 million for the nine months ended September 30, 2000 and 1999, respectively.

     Life and financial solutions segment operating income decreased $16.1 million or 93% principally due to Banking division losses of $9.5 million and a decrease in initial license charges of $7.1 million. Before special charges, operating income was $17.1 million and $26.0 million for the nine months ended September 30, 2000 and 1999, respectively.

     International segment operating loss decreased $3.5 million to a loss of $19.2 million primarily due to the write-off or write-down of software and intangibles in the 1999 third quarter being partially offset by special charges and accounting changes for the first nine months of 2000. Before special charges and accounting changes, operating (loss) income was $(5.2) million and $3.5 million for the nine months ended September 30, 2000 and 1999, respectively.

     Notwithstanding the Company's reduction in force, the related decrease in expenses lagged behind the decline in revenues resulting in lower margins in its property and casualty, life and international segments.

     A significant portion of both the Company's revenues and operating income is derived from initial licensing agreements received as part of the Company's software licensing activities. Because a substantial portion of initial licensing revenues are recorded at the time new systems are licensed, there can be significant fluctuations from quarter to quarter in revenues and operating income derived from licensing activities. This is attributable principally to the timing of customers' decisions to enter into license agreements with the Company, which the Company is unable to control.

     The increasing rate of change in the insurance and banking industries coupled with the rapid evolution of eCommerce technology and the volatility of initial license revenues is leading the Company to consider new business models that place less emphasis on initial license revenue and place more emphasis on transaction based revenue. The Company expects this transition to occur gradually over the next several years and will likely affect the amount and timing of revenue recognized in the Company's financial statements.

OTHER  INCOME  AND  EXPENSES

     Investment income includes $5.3 million of gain on sale of investments in the first nine months of 2000.

     Interest expense and other charges is comprised primarily of interest expense on borrowings under the Company's credit facilities which increased $10.0 million for the first nine months of 2000 compared with the first nine months of 1999, principally due to higher interest rates on higher levels of borrowed funds under the Company's credit agreements. The nominal interest rate applicable to borrowings under the Company's credit facility during the first nine months of 2000 ranged from 7.4% to 10.5% compared to a range of 5.2% to 5.9% for the same period in 1999. Interest expense and other charges includes $3.5 million of amortization expense for credit facilities fees paid in the 2000 first quarter to amend the Company's credit agreements and $0.5 million of accrued interest expense related to the $19.0 million note payable to CSC.

INCOME  TAXES

     The effective income tax rate (income taxes expressed as a percentage of pre-tax income) was 17.9% and 35.9% for the first nine months of 2000 and 1999, respectively. The effective rate for the nine months ended September 30, 2000 is not comparable to the nine months ended September 30, 1999 due primarily to certain merger related expenses and the establishment of a valuation allowance for certain deferred tax assets. The valuation allowance was established due to the uncertain realization of those assets in light of the Company's operating performance in 2000.

              LIQUIDITY AND CAPITAL RESOURCES


                           September 30,   December 31,
                               2000            1999
--------------------------------------------------------
                              (Dollars in millions)
Cash and equivalents . .  $         19.9   $        17.7
Current assets . . . . .           184.7           212.0
Current liabilities. . .           343.7            76.0
Working capital. . . . .          (159.0)          136.0
Current portion of debt.           271.0             4.0
Long-term debt . . . . .             0.0           227.0

                                        Nine Months Ended
                                          September  30,
                                          2000     1999
-----------------------------------------------------------
                                      (Dollars in millions)
Cash provided by operations. . . . . .  $  8.1   $  60.3
Cash used by investing activities. . .   (42.3)   (151.0)
Cash provided by financing activities.    36.3      93.6

     The Company's total debt, net of cash, at September 30, 2000 was $251.1 million, an increase of approximately $12.7 million from June 30, 2000. Historically, the Company has used cash from operations for the development and acquisition of new products, capital expenditures, acquisition of businesses and repurchases of the Company's stock. For the third quarter of 2000, compared with the third quarter of 1999 however, the Company significantly decreased expenditures in all these areas and expects these expenditures during 2000 to continue at amounts lower than 1999.

     As of September 30, 2000, the Company had a $180.0 million line of credit of which $180.0 million was outstanding. Availability under this credit line will be reduced to $125 million on April 1, 2001 and will expire on July 1, 2001. The Company's $70.0 million term loan, all of which was outstanding at September 30, 2000, matures on January 31, 2001. CSC has provided the Company a line of credit up to $30.0 million for operational working capital needs. No funds were outstanding on the CSC line of credit as of September 30, 2000. On the Agreement and Plan of Merger, CSC has advanced to the Company the cash to pay the $19.0 million termination fee due to WCAS upon the termination of the WCAS merger agreement. CSC has also agreed to advance up to $5.0 million for related expenses. The funds for expenses have not yet been advanced. Any amounts due CSC mature on July 3, 2001.

     On September 29, 2000, the Company further amended both the $180.0 million line of credit and $70.0 million term loan agreements, as amended in July 2000. The affects of these amendments were to bring the Company into compliance with the defined Consolidated Adjusted Cash Flow and the Minimum Tangible Net Worth covenants. That amendment provides for the exclusion from the Consolidated Adjusted Cash Flow covenant of up to $10.0 million in expenses due to the Company's August 2000, reduction in force. In addition, the amendment reduced the required minimum amount of Consolidated Adjusted Cash Flow for the quarter ended September 30, 2000 from $30.0 million to $10.0 million. The amendment also reduced the required level of Minimum Consolidated Tangible Net Worth as of September 30, 2000, from $196.7 million to $126.7 million until October 31, 2000. Under the terms of this amendment, credit available under the $180.0 line of credit was temporarily reduced to $175.0 million. On October 31, 2000, the agreements were amended again to reduce the required level of Minimum Consolidated Tangible Net Worth as of October 31, 2000 to $126.7 million until November 24, 2000.

     Future credit availability under the Company's amended credit agreements is dependent upon the Company achieving improvements in its operating performance. In light of the uncertainties surrounding future performance and the Company's current debt position, the Company is exploring alternative means to reduce its debt, some of which would be subject to approval by CSC.

     Significant expenditures anticipated for the remainder of 2000, excluding new product development are as follows: acquisition of data processing and communications equipment, support software, office furniture, fixtures and equipment ($3.0 million) and costs relating to the continued enhancement of existing software products ($11.0 million).


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

     The Company believes that during the second and third quarters of 2000, uncertainty concerning the Company's future ownership, including the proposed merger with CSC, adversely affected customers' decisions to license software from the Company. Management anticipates that this adverse effect will continue until the uncertainty is resolved.

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

                                     PART II
                                OTHER INFORMATION

                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)


ITEM  1.  LEGAL  PROCEEDINGS.

     See Note 3, Contingencies, of Notes to Consolidated Financial Statements, which is incorporated by reference in this Item.

ITEMS 2 AND 3 are not applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

   At the Company's Annual Meeting of Stockholders, held on September 27, 2000, the Company's stockholders approved: (i) the election of three directors, Alfred
R. Berkeley, III (24,727,319 for and 646,636 withheld), Donald W. Feddersen (24,727,319 for and 646,636 withheld) and Richard G. Trub (24,726,466 for and 647,489 withheld) to serve a term of three years; (ii) the approval of an Amendment to the Company's Articles of Incorporation to change the Company's name to Mynd Corporation (25,237,869 for, 121,569 against and 14,517 abstain);
(iii) the ratification of the selection of PricewaterhouseCoopers, LLP as independent auditors (25,310,083 for, 51,829 against and 12,043 abstain).

     The following directors' terms continued through the 2000 Annual Meeting of
Stockholders: Dr. John Palms, John P. Seibels, Joseph D. Sargent, and G. Larry Wilson.

ITEM  5  is  not  applicable.

ITEM  6. EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits

     Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                MYND CORPORATION
                (FORMERLY POLICY MANAGEMENT SYSTEMS CORPORATION)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MYND CORPORATION
                                ----------------
                                  (Registrant)




Date: November 14, 2000                /S/ Timothy  V.  Williams
                                       ---------------------------
                                       Timothy  V.  Williams
                                       Executive  Vice  President
                                       (Chief  Financial  Officer)

                     POLICY  MANAGEMENT  SYSTEMS  CORPORATION

                                  EXHIBIT INDEX

                TO FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2000


Exhibit
-------
Number
-------

2.   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

     1. Agreement and Plan of Merger between Politic Acquisition Corporation and Policy Management Systems Corporation dated March 30, 2000 (filed as an exhibit to Form 8-K dated March 30, 2000 and is incorporated herein by reference)

     2. Amended and Restated Agreement and Plan of Merger between Politic Acquisition Corporation and Policy Management Systems Corporation dated as of April 27, 2000 (filed as an exhibit to Form S-4, Registration Statement, dated April 29, 2000 and is incorporated herein by reference)

     3. Agreement and Plan of Merger among Computer Sciences Corporation, Patriot Acquisition Corporation and Policy Management Systems Corporation dated June 20, 2000 (filed as an exhibit to Schedule 14-D9/A dated July 19, 2000 and is incorporated herein by reference)


3.   ARTICLES OF INCORPORATION AND BY-LAWS

     1.   Bylaws  of  the  Company,   as  amended  through   September  2,  1999
          incorporating all amendments thereto subsequent to July 19, 1994 (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference)

     2. ARTICLES OF INCORPORATION OF THE COMPANY, AS AMENDED THROUGH SEPTEMBER 27, 2000, INCORPORATING ALL AMENDMENTS THERETO SUBSEQUENT TO OCTOBER 31, 1994 (FILED HEREWITH)

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     1. Specimen forms of certificates for Common Stock of the Company (filed as an Exhibit to Registration Statement No. 2-74821, dated December 16, 1981, and is incorporated herein by reference)

     2. Articles of Incorporation of the Company, as amended through October 13, 1994, incorporating all amendments thereto subsequent to December 31, 1993 (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

10.  MATERIAL CONTRACTS

     1. Conformed copy of Development and Marketing Agreement between International Business Machines Corporation and Policy Management Systems Corporation, dated July 26, 1989 (File No. 0-10175 - filed under cover of Form SE filed on September 29, 1989, and is incorporated herein by reference)

     2. Policy Management Systems Corporation 1989 Stock Option Plan (File No. 0-10175 - filed under cover of Form SE on March 22, 1991, and is incorporated herein by reference)

     3. Deferred Compensation Agreement with G. Larry Wilson (filed as an Exhibit to Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference)

     4. Employment Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

     5. Stock Option/Non-Compete Agreement with Stephen G. Morrison (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by reference)

     6. Employment Agreement with Timothy V. Williams (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     7. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference)

     8. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference)

     9. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     10. Policy Management Systems Corporation 1993 Long-Term Incentive Plan for Executives (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     11. First Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference)

     12. Fourth Amendment to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibit to Form 10-Q for the quarter ending March 31, 1995, and is incorporated herein by reference)

     13. Second and Third Amendments to the Policy Management Systems Corporation 1989 Stock Option Plan (filed as an Exhibits and to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

     14. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference)

     15. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     16. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     17. Stock Option/Non-Compete Agreement with Timothy V. Williams dated February 1, 1994 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     18. Stock Option/Non-Compete Agreement with Timothy V. Williams dated May 10, 1995 (filed as an Exhibit to Form 10-K for year ended December 31, 1995, and is incorporated herein by reference)

     19. Registration Rights Agreement, dated March 8, 1996, between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     20. Shareholders Agreement dated March 8, 1996 between Policy Management Systems Corporation and Continental Casualty Company (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference)

     21. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference)

     22. Employment Agreement Form dated November 7, 1996 for Messrs. Morrison and Williams together with a schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

     23. Stock Option/Non-Compete Agreement with Stephen G. Morrison dated October 22, 1996 (filed as an Exhibit to Form 10-K for year ended December 31, 1996 and is incorporated herein by reference)

     24. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference)

     25. Form of Amendment No. 1 to the Employment Agreements with Messrs. Morrison and Williams, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for Quarter ended June 30, 1997 and is incorporated herein by reference)

     26. Form of Employment Agreements with Messrs. Wilson and Bailey, together with schedule identifying particulars for each executive officer (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

     27. Credit Agreement dated as of August 8, 1997 among Policy Management Systems Corporation, the Guarantors Party hereto, Bank of America National Trust and Savings Association and the Other Financial Institution Party Hereto (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1997 and is incorporated herein by reference)

     28. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to the Form 10-Q for the quarter ended March 31, 1998, and is incorporated herein by reference)

     29. Policy Management Systems Corporation Restricted Stock Ownership Plan (filed as an Exhibit to Form 10-Q for Quarter ended September 30, 1998 and is incorporated herein by reference)

     30. Form of Restricted Stock Award Agreement dated August 11, 1998 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for Quarter ended September 30, 1998 and is incorporated herein by reference)

     31. Employment Agreement with Michael W. Risley dated February 23, 1999, effective November 10, 1998 (filed as an Exhibit to Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference)

     32. Form of Restricted Stock Award Agreement dated March 1, 1999 with Messrs. Berkeley, Feddersen, Palms, Sargent, Seibels and Trub (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

     33. Form of Restricted Stock Award Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending March 31, 1999 and is incorporated herein by reference)

     34. Stock Option/Non-Compete Form Agreement for named executive officers together with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

     35. Stock Option/Non-Compete Form Agreement with Michael W. Risley dated May 11, 1999 (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

     36.  Form of 1999 Bonus Plan for named  executive  officers  together  with schedule identifying particulars for each named executive officer (filed as an Exhibit to Form 10-Q for Quarter ending June 30, 1999 and is incorporated herein by reference)

     37. Promissory Note dated July 21, 1999 between Policy Management Systems Corporation and First Union National Bank (filed as an Exhibit to Form 10-Q for Quarter ending September 30, 1999 and is incorporated herein by reference)

     38. Modification Number One dated October 15, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     39. Modification Number Two dated October 28, 1999 to the Promissory Note between Policy Management Systems Corporation and First Union National Bank dated July 21, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     40. Stock Option/Non-Compete Form Agreement dated May 11, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     41. Stock Option/Non-Compete Form Agreement dated August 9, 1999 with Mr. Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     42. Stock Option/Non-Compete Form Agreement dated November 8, 1999 for named executive officers together with schedule identifying particulars for each named executive officer (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     43. Form of Restricted Stock Award Agreement dated February, 1999 for Mr. Michael D. Gantt (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     44. Change in Control Severance Pay Plan for Select Employees dated October 22, 1996 together with schedule identifying particulars for Michael D. Gantt and Harald J. Karlsen (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     45. Term Loan Agreement between Policy Management Systems Corporation, the Guarantors Party, Bank of America, N.A. and other financial institutions in the amount of $70 million dated November 5, 1999 (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference)

     46. Form of Restricted Stock Award Agreement dated March 1, 2000 with Messrs. Berkeley, Feddersen, Palms, Sargent and Trub with schedule identifying particulars for each named Director (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

            The  Schedule  for  46  contained  the  following:

            Named  Director     Number  Granted
            ---------------     ---------------
            Al  Berkeley            1,491
            Don  Feddersen          1,491
            John  Palms             1,491
            Joe  Sargent            1,491
            Richard  Trub           1,491

     47. First Amendment to the Credit Agreement dated as of November 5, 1999, between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto Director (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     48. Second Amendment to the Credit Agreement dated as of February 10, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     49. Third Amendment to the Credit Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     50. Fourth Amendment to the Credit Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     51. First Amendment to Term Loan Agreement dated as of February 10, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     52. Second Amendment to Term Loan Agreement dated as of March 30, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     53. Third Amendment to Term Loan Agreement dated as of April 24, 2000 between Policy Management Systems Corporation, Bank of America, N.A. and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     54. Security Agreement dated as of April 28, 2000, among Policy Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     55. Pledge Agreement dated as of April 28, 2000, between Policy Management Systems Corporation, certain of its subsidiaries, and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     56. Mortgage Agreement dated as of April 28, 2000, between Policy Management Systems Corporation and Bank of America, N.A., as Administrative Agent (filed as an exhibit to Form 10-Q for the Quarter ended March 31, 2000 and is incorporated herein by reference)

     57. Form of Employee Stock Option/Non Compete Agreement dated April 3, 2000 with schedule identifying particulars for each named officer (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

            The  Schedule  for  57contained  the  following:

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

     58. Form of Memorandum regarding Grant of 15,000 Stock Options dated April 5, 2000 with schedule identifying particulars for each director (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

          The  Schedule  for  58  contained  the  following:

               DIRECTORS
               ---------

            Alfred  R.  Berkeley,  III
            Donald  W.  Feddersen
            Dr.  John  M.  Palms
            Joseph  D  Sargent
            John  P.  Seibels
            Richard  G.  Trub


     59. Consent and Waiver dated June 19, 2000 relating to the Credit Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     60. Consent, Waiver and Amendment dated June 19, 2000 relating to the Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     61. Consent and Waiver dated June 20, 2000 relating to the Credit Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     62. Consent and Waiver dated June 20, 2000 relating to the Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     63. Consent, Waiver and Fifth Amendment to Credit Agreement dated July 14, 2000 between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     64. Consent and Waiver dated July 14, 2000 relating to the Term Loan Agreement between Policy Management Systems Corporation, the Guarantors, Bank of America, N.A., and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     65. Fifth Amendment to Term Loan Agreement dated as of August ___, 2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     66. Sixth Amendment to the Credit Agreement dated as of August __, 2000 between Policy Management Systems Corporation, Bank of America, N.A., the Guarantors, and the other financial institutions thereto (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     67. Subordination Agreement dated June 20, 2000 between Computer Sciences Corporation, Bank of America, N.A. and Policy Management Systems Corporation (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     68. Promissory Note dated June 20, 2000 by Policy Management Systems Corporation in favor of Computer Sciences Corporation (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     69.  Working  Capital  Promissory  Note  dated  August  3,  2000 by  Policy
          Management Systems Corporation in favor of Computer Sciences Corporation (filed as an exhibit to Form 10-Q for the Quarter ended June 30, 2000 and is incorporated herein by reference)

     70.  FORM OF 2000 BONUS PLAN FOR NAMED  EXECUTIVE  OFFICERS  TOGETHER  WITH
          SCHEDULE IDENTIFYING PARTICULARS FOR EACH NAMED EXECUTIVE OFFICER (FILED HEREWITH)

     71. P LEDGE AGREEMENT DATED AUGUST 3, 2000 BETWEEN POLICY MANAGEMENT SYSTEMS CORPORATION AND BANK OF AMERICA, N.A. (FILED HEREWITH)

     72. SIXTH AMENDMENT TO TERM LOAN AGREEMENT DATED AS OF SEPTEMBER 29, 2000 BETWEEN MYND CORPORATION (FORMERLY KNOWN AS POLICY MANAGEMENT SYSTEMS CORPORATION), BANK OF AMERICA, N.A., THE GUARANTORS, AND THE OTHER FINANCIAL INSTITUTIONS THERETO (FILED HEREWITH)

     73. SEVENTH AMENDMENT TO THE CREDIT AGREEMENT DATED AS OF SEPTEMBER 29, 2000 BETWEEN MYND CORPORATION (FORMERLY KNOWN AS POLICY MANAGEMENT SYSTEMS CORPORATION), BANK OF AMERICA, N.A., THE GUARANTORS, AND THE OTHER FINANCIAL INSTITUTIONS THERETO (FILED HEREWITH)

     74. SEVENTH AMENDMENT TO TERM LOAN AGREEMENT DATED AS OF OCTOBER 31, 2000 BETWEEN MYND CORPORATION (FORMERLY KNOWN AS POLICY MANAGEMENT SYSTEMS CORPORATION), BANK OF AMERICA, N.A., THE GUARANTORS, AND THE OTHER FINANCIAL INSTITUTIONS THERETO (FILED HEREWITH)

     75. EIGHTH AMENDMENT TO THE CREDIT AGREEMENT DATED AS OF OCTOBER 31, 2000 BETWEEN MYND CORPORATION (FORMERLY KNOWN AS POLICY MANAGEMENT SYSTEMS CORPORATION), BANK OF AMERICA, N.A., THE GUARANTORS, AND THE OTHER FINANCIAL INSTITUTIONS THERETO (FILED HEREWITH)

27.  FINANCIAL DATA SCHEDULE

     A.   Filed herewith